Form 10-Q
period 1996-05-04
COLE NATIONAL CORP /DE/
filed 1996-06-12
CIK 769644

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
- - - ---  Act of 1934
     For the quarterly period ended May 4, 1996, or

     Transition report pursuant to Section 13 or 15(d) of the Securities
- - - ---  Exchange Act of 1934
     For the transition period from ________ to ________.


                         Commission file number 1-12814

                            COLE NATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)


         Delaware                                           34-1453189
(State or other jurisdiction of                          (I.R.S. employer
incorporation or organization)                           identification no.)


   5915 Landerbrook Drive
    Mayfield Heights, Ohio                                    44124
(Address of principal executive offices)                    (Zip code)

                                  (216) 449-4100
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.           X  YES      NO
                                            ---       ---


As of May 28, 1996, 10,490,356 shares of the registrant's Class A common stock were outstanding.

================================================================================

- - - --------------------------------------------------------------------------------


                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                            QUARTER ENDED MAY 4, 1996
                                      INDEX

                                                                                    Page No.
PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of May 4, 1996 and
                  February 3, 1996...................................................   1

                  Consolidated Statements of Income for the 13 weeks ended
                  May 4, 1996 and April 29, 1995.....................................   2

                  Consolidated Statements of Cash Flows for the 13 weeks
                  ended May 4, 1996 and April 29, 1995...............................   3

                  Notes to Financial Statements......................................   4

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations................................ 5 - 6

PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K...................................   7



- - - --------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                               May 4,    February 3,
Assets                                          1996         1996
- - - ------                                       ---------    ---------
Current assets:
  Cash and temporary cash investments        $  12,626    $  29,260
  Accounts receivable                           21,289       18,589
  Inventories                                   88,404       84,794
  Prepaid expenses and other                     5,057        5,892
  Deferred income tax benefits                  10,675       10,675
                                             ---------    ---------
      Total current assets                     138,051      149,210

Property and equipment, at cost                158,411      157,050
  Less-accumulated depreciation and
    amortization                               (92,212)     (90,909)
                                             ---------    ---------
      Total property and equipment, net         66,199       66,141

Other assets                                     5,551        5,070

Cost in excess of net assets of purchased
  businesses, net                               80,871       81,163
                                             ---------    ---------
      Total assets                           $ 290,672    $ 301,584
                                             =========    =========

Liabilities and Stockholders' Equity
- - - ------------------------------------
Current liabilities:
  Current portion of long-term debt          $     712    $     705
  Accounts payable                              22,493       29,273
  Accrued interest                               1,943        7,050
  Accrued liabilities                           57,192       53,933
  Accrued income taxes                           2,698        5,976
                                             ---------    ---------
      Total current liabilities                 85,038       96,937

Long-term debt, net of discount                181,860      181,903

Deferred income taxes and other                  5,579        5,611

Stockholders' equity:
  Common stock                                      10           10
  Paid-in capital                               99,942       99,827
  Notes receivable - stock option exercise      (1,150)      (1,117)
  Accumulated deficit                          (80,607)     (81,587)
                                             ---------    ---------
      Total stockholders' equity                18,195       17,133
                                             ---------    ---------
      Total liabilities and stockholders'
            equity                           $ 290,672    $ 301,584
                                             =========    =========


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                       13 Weeks Ended
                                    --------------------
                                      May 4,   April 29,
                                      1996       1995
                                    --------   ---------
Net sales                           $142,890   $ 125,254

Costs and expenses:
    Cost of goods sold                44,500      38,724
    Operating expenses                87,352      77,468
    Depreciation and amortization      4,235       3,827
                                    --------   ---------

        Total costs and expenses     136,087     120,019
                                    --------   ---------

Income from operations                 6,803       5,235

Interest expense, net                  5,052       5,284
                                    --------   ---------

Income (loss) before income taxes      1,751         (49)

Income tax provision (benefit)           771         (22)
                                    --------   ---------

Net income (loss)                   $    980   $     (27)
                                    ========   =========

Earnings per share                  $    .09   $     .00
                                    ========   =========




The accompanying notes to consolidated financial statements are an integral part of these statements.

                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                  13 Weeks Ended
                                                               --------------------
                                                                May 4,    April 29,
                                                                 1996        1995
                                                               --------    --------
Cash flows from operating activities:
  Net income (loss)                                            $    980    $    (27)
  Adjustments to reconcile net income
    (loss) to net cash used by operations:
      Depreciation and amortization                               4,235       3,827
      Non-cash interest expense                                     106         100
      Change in assets and liabilities:
        Increase in accounts receivable,
          prepaid expenses and other assets                      (2,079)     (4,073)
        Decrease (increase) in inventories                       (3,610)        908
        Increase (decrease) in accounts payable
              and accrued liabilities                            (3,842)      1,602
        Decrease in accrued interest                             (5,107)     (5,243)
        Decrease in accrued income taxes                         (3,278)     (3,207)
                                                               --------    --------
          Net cash used by operating activities                 (12,595)     (6,113)
                                                               --------    --------

Cash flows from financing activities:
  Repayment of long-term debt                                      (221)         --
  Proceeds from exercise of stock options                            82          --
                                                               --------    --------
          Net cash used by financing activities                    (139)         --
                                                               --------    --------

Cash flows from investing activities:
  Purchases of property and equipment, net                       (3,406)     (4,584)
  Other, net                                                       (494)       (844)
                                                               --------    --------
          Net cash used by investing activities                  (3,900)     (5,428)
                                                               --------    --------

Cash and temporary cash investments:
  Net decrease during the period                                (16,634)    (11,541)
  Balance, beginning of the period                               29,260      19,730
                                                               --------    --------
  Balance, end of the period                                   $ 12,626    $  8,189
                                                               ========    ========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)   BASIS OF PRESENTATION AND ACCOUNTING POLICIES

      The consolidated financial statements include the accounts of Cole National Corporation (CNC), its wholly owned subsidiaries, including Cole National Group, Inc. (CNG), and CNG's wholly owned subsidiaries (collectively, the "Company"). All significant intercompany transactions have been eliminated in consolidation.

      The accompanying consolidated financial statements have been prepared without audit and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures herein are adequate to make the information not misleading. These statements should be read in conjunction with the Company's consolidated financial statements for the fiscal year ended February 3, 1996.

      In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position as of May 4, 1996 and the results of operations and cash flows for the 13 weeks ended May 4, 1996 and April 29, 1995.

   Inventories

      The accompanying interim consolidated financial statements have been prepared without physical inventories. Inventories at May 4, 1996 and April 29, 1995 were valued at the lower of first-in, first-out (FIFO) cost or market.

   Cash Flows

      Net cash flows from operating activities reflect cash payments for income taxes and interest of $4,095,000 and $10,323,000, respectively, for the 13 weeks ended May 4, 1996, and $3,186,000 and $10,627,000, respectively, for the 13 weeks ended April 29, 1995.

   Earnings Per Share

      Earnings per share for the 13 weeks ended May 4, 1996 and April 29, 1995 have been calculated based on 10,435,423 and 10,405,119, respectively, weighted average number of common shares outstanding.

(2)   ASSET IMPAIRMENT

      During the first quarter of fiscal 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of". Adoption of SFAS No. 121 had no material impact on the Company's results of operations, financial position or cash flows.

(3)   SEASONALITY

      The Company's business is seasonal with approximately 30% of its sales and approximately 50% of its income from operations generated in the fourth fiscal quarter, which contains the important Christmas retailing season. Therefore, earnings or losses for a particular interim period are not necessarily indicative of full year results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion of certain factors affecting the Company's results of operations for the 13 week periods ended May 4, 1996 and April 29, 1995 (the Company's first quarter) and its liquidity and capital resources. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this filing and the Company's audited financial statements for the fiscal year ended February 3, 1996 included in its annual report on Form 10-K.

         The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are identified according to the calendar year in which they begin. For example, the fiscal year ended February 3, 1996 is referred to as "fiscal 1995."


RESULTS OF OPERATIONS

         Net sales for the first quarter of fiscal 1996 increased 14.1% to $142.9 million from $125.3 million for the same period of fiscal 1995. The increase in sales was due to a comparable store sales increase of 7.6%, the opening of additional Cole Gift and Cole Vision units and a shift in the Company's fiscal calendar. Comparable store sales increased primarily as a result of strong sales at Cole Vision due to successful eyewear promotions and growth in the managed vision care program, along with the roll-out of monogrammed softgoods and introduction of new merchandise at Cole Gift. At May 4, 1996, the Company operated 2,308 specialty service retail units compared to 2,249 at April 29, 1995. Also, sales increased approximately $3.5 million as Cole Gift benefited from a week of Mother's Day sales that were shifted into the quarter this year.

         Gross profit increased to $98.4 million in the first 13 weeks of fiscal 1996 from $86.5 million for the same period a year ago. First quarter gross margins in fiscal 1996 and fiscal 1995 were 68.9% and 69.1%, respectively. The decrease of 0.2% in the first quarter gross margin percentage was due to clearance sales in connection with the closing of 85 low volume Cole Gift Center departments at host stores during the first quarter of fiscal 1996 that more than offset other improvements in gross margin.

         Operating expenses increased 12.8% to $87.4 million in the first quarter of fiscal 1996 from $77.5 million for the first quarter last year due primarily to higher payroll costs, store occupancy expenses and advertising expenditures. Payroll costs increased because of more retail units open in 1996 and additional payroll to support the increased sales. Store occupancy expenses increased primarily as a result of higher percentage rents caused by increased comparable store sales, more retail units open in 1996 and the increased number of Things Remembered personalization superstores. Advertising expenditures for the optical promotions were increased to encourage continued sales growth above last year's successful promotions. Depreciation and amortization expense of $4.2 million in fiscal 1996 was $0.4 million more than fiscal 1995 reflecting an increase in capital expenditures beginning in the latter part of fiscal 1993.

         Income from operations increased 30.0% or $1.6 million to $6.8 million in the first quarter of fiscal 1996 primarily because of strong sales at Cole Vision and the reduction of operating expenses as a percentage of sales, due in part to the performance of Cole Gift which benefited from the aforementioned shift in Mother's Day sales.

         Net interest expense decreased $0.2 million to $5.1 million in the first quarter of fiscal 1996 primarily because of the retirement of $5.0 million of Senior Notes in November 1995, the elimination of working capital borrowings and increased interest income from an increase in temporary cash investments.

         An income tax provision or benefit was recorded in the first quarter of both fiscal 1996 and fiscal 1995 using the Company's estimated annual effective tax rate of 44%.

         Net income increased to $1.0 million for the first quarter of fiscal 1996 from approximately break-even for the first quarter of fiscal 1995. The increase was due to the improvement in income from operations and the decrease in net interest expense.

         The Company's business is seasonal with approximately 30% of its sales and approximately 50% of its income from operations occurring in the fourth fiscal quarter because of the importance of gift sales during the Christmas retailing season. Therefore, results of operations for interim periods are not necessarily indicative of full year results.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary source of liquidity is funds provided from operations of its operating subsidiaries. In addition, the Company's operating subsidiaries have available to them working capital commitments of $50.0 million under the Revolving Credit Facility, reduced by commitments under letters of credit.

         There were no working capital borrowings during the first quarter of fiscal 1996. The maximum amount outstanding during the first quarter of fiscal 1995 was $3.5 million.

         Operations for the first quarter used cash of $12.6 million in fiscal 1996 compared to $6.1 million of cash usage in fiscal 1995. The increase in cash used by operations resulted primarily from the timing of inventory disbursements.

         Cash used by investing activities included capital additions of $3.4 million and $4.6 million for the 13 weeks of fiscal 1996 and fiscal 1995, respectively. The majority of capital additions were for store fixtures, equipment and leasehold improvements for new stores and the remodeling of existing stores.

         The Company believes that funds provided from operations along with funds available under the Revolving Credit Facility will provide adequate sources of liquidity to allow the Company's operating subsidiaries to continue to expand the number of stores.

                           PART II - OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following Exhibits are filed herewith and made a part hereof:

         27       Financial Data Schedule

(b)      Reports on Form 8-K

         The Company has not filed any reports on Form 8-K for the quarterly period ended May 4, 1996.

                                    SIGNATURE
                                    ---------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           COLE NATIONAL CORPORATION



                           By:  /s/ Wayne L. Mosley
                                --------------------------------------
                                Wayne L. Mosley
                                Vice President and Controller
                                (Duly Authorized Officer and Principal
                                Accounting Officer)

                         Date:  June 12, 1996

                            COLE NATIONAL CORPORATION
                                    FORM 10-Q
                            QUARTER ENDED MAY 4, 1996

                                  EXHIBIT INDEX


                                                              Pagination By
                                                                Sequence
Exhibit                                                         Numbering
Number            Description                                    System
- - - -------           -----------                                 -------------

27                Financial Data Schedule                          10