Form 10-Q
period 1996-08-03
COLE NATIONAL CORP /DE/
filed 1996-09-13
CIK 769644

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 3, 1996, or

/ /  Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 For the transition period from   to   .

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

                                  (216)449-4100
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.           X  YES     NO
                                             --      --
As of August 26, 1996, 11,941,506 shares of the registrant's Class A common stock were outstanding.


===============================================================================

                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED AUGUST 3, 1996
                                      INDEX

                                                                             Page No.
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of August 3, 1996 and
                  February 3, 1996..........................................     1

                  Consolidated Statements of Income for the 13 weeks ended
                  August 3, 1996 and July 29, 1995 and the 26 weeks ended
                  August 3, 1996 and July 29, 1995..........................     2

                  Consolidated Statements of Cash Flows for the 26 weeks
                  ended August 3, 1996 and July 29, 1995 ...................     3

                  Notes to Financial Statements............................. 4 - 5

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................... 6 - 7

PART II.  OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders.......     8

         Item 6.  Exhibits and Reports on Form 8-K..........................     8


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)

                                                    August 3,       February 3,
Assets                                                1996             1996
- ------                                              --------        -----------
Current assets:
  Cash and temporary cash investments             $  46,088         $  29,260
  Accounts receivable                                18,964            18,589
  Inventories                                        84,164            84,794
  Prepaid expenses and other                          6,154             5,892
  Deferred income tax benefits                       10,675            10,675
                                                  ---------         ---------
      Total current assets                          166,045           149,210

Property and equipment, at cost                     162,828           157,050
  Less-accumulated depreciation and
       amortization                                 (94,601)          (90,909)
                                                  ---------         ---------
      Total property and equipment, net              68,227            66,141

Other assets                                          7,277             5,070

Cost in excess of net assets of purchased
  businesses, net                                    80,178            81,163
                                                  ---------         ---------
      Total assets                                $ 321,727         $ 301,584
                                                  =========         =========

Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of long-term debt               $     794         $     705
  Accounts payable                                   25,238            29,273
  Accrued interest                                    6,413             7,050
  Accrued liabilities                                61,544            53,933
  Accrued income taxes                                5,810             5,976
                                                  ---------         ---------
      Total current liabilities                      99,799            96,937

Long-term debt, net of discount                     167,193           181,903

Deferred income taxes and other                       5,561             5,611

Stockholders' equity:
  Common stock                                           12                10
  Paid-in capital                                   126,348            99,827
  Notes receivable - stock option exercise           (1,074)           (1,117)
  Accumulated deficit                               (76,112)          (81,587)
                                                  ---------         ---------
      Total stockholders' equity                     49,174            17,133
                                                  ---------         ---------
      Total liabilities and stockholders'
            equity                                $ 321,727         $ 301,584
                                                  =========         =========



The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                13 Weeks Ended                    26 Weeks Ended
                                          -------------------------         --------------------------
                                          August 3,         July 29,        August 3,         July 29,
                                            1996              1995            1996              1995
                                          ---------         --------        ---------         --------
Net sales                                 $ 153,465         $138,099        $ 296,355         $263,353

Costs and expenses:
    Cost of goods sold                       47,400           43,341           91,900           82,065
    Operating expenses                       87,799           78,865          175,151          156,333
    Depreciation and amortization             4,294            3,851            8,529            7,678
                                          ---------         --------        ---------         --------
        Total costs and expenses            139,493          126,057          275,580          246,076
                                          ---------         --------        ---------         --------
Income from operations                       13,972           12,042           20,775           17,277

Interest expense, net                         4,729            5,316            9,781           10,600
                                          ---------         --------        ---------         --------
Income before income taxes
  and extraordinary item                      9,243            6,726           10,994            6,677

Income tax provision                          4,066            2,960            4,837            2,938
                                          ---------         --------        ---------         --------
Income before extraordinary item              5,177            3,766            6,157            3,739

Extraordinary loss on early
  extinguishment of debt                       (682)            --               (682)            --
                                          ---------         --------        ---------         --------
Net income                                $   4,495         $  3,766        $   5,475         $  3,739
                                          =========         ========        =========         ========
Income per common share:
  Income before extraordinary item        $     .47         $    .36        $     .57         $    .36
  Extraordinary loss                           (.06)            --               (.06)            --
                                          ---------         --------        ---------         --------
    Net income                            $     .41         $    .36        $     .51         $    .36
                                          =========         ========        =========         ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                   26 Weeks Ended
                                                               -----------------------
                                                               August 3,      July 29,
                                                                 1996          1995
                                                               --------      ---------
Cash flows from operating activities:
  Net income                                                   $  5,475      $  3,739
  Adjustments to reconcile net income
    to net cash provided by operations:
        Extraordinary loss on early extinguishment of debt          682          --
        Depreciation and amortization                             8,529         7,678
        Non-cash interest expense                                   214           203
        Change in assets and liabilities:
          Increase in accounts receivable,
           prepaid expenses and other assets                      (790)       (5,101)
          Decrease in inventories                                   630         7,597
          Increase (decrease) in accounts payable
                and accrued liabilities                           3,237        (4,518)
          Decrease in accrued interest                             (637)          (20)
          Increase (decrease) in accrued income taxes               327          (914)
                                                               --------      --------
          Net cash provided by operating activities              17,667         8,664
                                                               --------      --------
Cash flows from financing activities:
  Repayment of long-term debt                                   (16,457)         --
  Repayment of stock option notes receivable                         93          --
  Proceeds from public offering, net                             26,202          --
  Proceeds from exercise of stock options                           271            29
                                                               --------      --------
          Net cash provided by financing activities              10,109            29
                                                               --------      --------

Cash flows from investing activities:
  Purchases of property and equipment, net                       (9,650)       (8,495)
  Acquisition of business                                          --            (800)
  Other, net                                                     (1,298)         (990)
                                                               --------      --------
          Net cash used by investing activities                 (10,948)      (10,285)
                                                               --------      --------

Cash and temporary cash investments:
  Net increase (decrease) during the period                      16,828        (1,592)
  Balance, beginning of the period                               29,260        19,730
                                                               --------      --------
  Balance, end of the period                                   $ 46,088      $ 18,138
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

      In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position as of August 3, 1996 and the results of operations for the 13 and 26 weeks ended August 3, 1996 and July 29, 1995, and cash flows for the 26 weeks ended August 3, 1996 and July 29, 1995.

   Inventories

      The accompanying interim consolidated financial statements have been prepared without physical inventories. Inventories at August 3, 1996 and July 29, 1995 were valued at the lower of first-in, first-out (FIFO) cost or market.

   Cash Flows

      Net cash flows from operating activities reflect cash payments for income taxes and interest of $4,556,000 and $11,073,000, respectively, for the 26 weeks ended August 3, 1996, and $3,852,000 and $10,759,000, respectively, for the 26 weeks ended July 29, 1995.

   Earnings Per Share

      Earnings per share for the 13 weeks ended August 3, 1996 and July 29, 1995 have been calculated based on 11,002,262 and 10,408,642, respectively, weighted average number of common shares outstanding.

      Earnings per share for the 26 weeks ended August 3, 1996 and July 29, 1995 have been calculated based on 10,718,843 and 10,406,880, respectively, weighted average number of common shares outstanding.

(2)   PUBLIC OFFERING

      During the quarter ended August 3, 1996, the Company completed a public offering of 1,437,500 shares of Class A Common Stock, par value $.001, at a price of $19.25 per share. The total net proceeds from the offering were $26.2 million. A portion of the proceeds was used to purchase $15.1 million of the Company's 11.25% CNG Notes, plus accrued interest thereon. The Company recorded an extraordinary loss of $0.7 million, net of an income tax benefit of $0.5 million, representing the payment of premiums, the write-off of unamortized discount and other costs associated with purchasing the debt.

(3)   ASSET IMPAIRMENT

      During the first quarter of fiscal 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of". Adoption of SFAS No. 121 had no material impact on the Company's results of operations, financial position or cash flows.

4)    SEASONALITY

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion of certain factors affecting the Company's results of operations for the 13 week and 26 week periods ended August 3, 1996 and July 29, 1995 (the Company's second quarter and first six months, respectively) and its liquidity and capital resources. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this filing and the Company's audited financial statements for the fiscal year ended February 3, 1996 included in its annual report on Form 10-K.

         The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are identified according to the calendar year in which they begin. For example, the fiscal year ended February 3, 1996 is referred to as "fiscal 1995."

RESULTS OF OPERATIONS

         Net sales for the second quarter of fiscal 1996 increased 11.1% to $153.5 million from $138.1 million for the same period last year. Net sales for the first six months of fiscal 1996 increased 12.5% to $296.4 million from $263.4 million for the same period a year ago. The increases in consolidated sales for the second quarter and first six months of fiscal 1996 were due to comparable store sales increases of 8.2% and 7.9%, respectively, and to the opening of additional Cole Gift and Cole Vision units. Comparable store sales increased primarily as a result of successful eyewear promotions and growth in the managed vision care program at Cole Vision, along with the roll-out of monogrammed softgoods and introduction of new merchandise at Cole Gift. At August 3, 1996, the Company operated 2,321 specialty service retail units compared to 2,287 at July 29, 1995.

         Gross profit increased to $106.1 million in the second quarter of fiscal 1996 from $94.8 million for the same period last year. Second quarter gross margins in fiscal 1996 and fiscal 1995 were 69.1% and 68.6%, respectively. For the first six months, gross profit increased to $204.5 million in fiscal 1996 from $181.3 million for the same period a year ago. Gross margins for the first six months in fiscal 1996 and fiscal 1995 were 69.0% and 68.8%, respectively. The increases in gross margin percentages were the result of lower product costs and a higher level of personalization in the sales mix at Things Remembered.

         Operating expenses increased 11.3% to $87.8 million in the second quarter of fiscal 1996 from $78.9 million for the second quarter last year. For the first six months of fiscal 1996, operating expenses increased 12.0% to $175.2 million from $156.3 million for the same period in fiscal 1995. Operating expense increases for both periods compared to last year were primarily due to higher advertising expenditures, payroll costs and store occupancy expenses. Advertising expenditures at Cole Vision were increased for optical promotions to encourage continued sales growth above last year's successful promotions. Payroll costs increased because of more retail units open in 1996 and additional payroll to support increased sales. Store occupancy expenses increased primarily as a result of more retail units, higher percentage rents caused by increased comparable store sales and the increased number of Things Remembered personalization superstores. Fiscal 1996 depreciation and amortization expense of $4.3 million in the second quarter and $8.5 million in the first six months was $0.4 and $0.9 million more, respectively, than the same periods in fiscal 1995 reflecting an increase in capital expenditures beginning in the latter part of fiscal 1993.

         Income from operations increased 16.0% in the second quarter of fiscal 1996 to $14.0 million and increased 20.2% to $20.8 million in the first six months primarily because of strong sales at Cole Vision and Things Remembered.

         Net interest expense decreased $0.6 million to $4.7 million in the second quarter of fiscal 1996 and decreased $0.8 million to $9.8 million in the first six months. The decrease for both the quarter and the six months was primarily due to the retirement of $5.0 million of Senior Notes in November 1995, the purchase of $15.1 million of Senior Notes in the second quarter of fiscal 1996, the elimination of working capital borrowings and increased interest income from an increase in temporary cash investments.

         Income tax provisions were recorded in the second quarter and first six months of fiscal 1996 and fiscal 1995 using the Company's estimated annual effective tax rate of 44%.

         Net income for the second quarter increased to $4.5 million in 1996 from $3.8 million for the second quarter of 1995. For the first six months of fiscal 1996, net income increased to $5.5 million from $3.7 million for that same period last year. For both the second quarter and first six months of fiscal 1996, increases were due to the improvement in income from operations and the decrease in net interest expense. A $0.7 million extraordinary loss, net of an income tax benefit of $0.5 million, was recorded in the second quarter of fiscal 1996 in connection with the early extinguishment of debt, representing the payment of premiums, the writeoff of unamortized discount and other costs associated with purchasing the debt. See Liquidity and Capital Resources.

         The Company's business is seasonal with approximately 30% of its sales and approximately 50% of its income from operations occurring in the fourth fiscal quarter because of the importance of gift sales during the Christmas retailing season. Therefore, results of operations for interim periods are not necessarily indicative of full year results.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary source of liquidity is funds provided from operations. In addition, the Company's operating subsidiaries have available to them working capital commitments of $50.0 million under the Revolving Credit Facility, reduced by commitments under letters of credit.

         There were no working capital borrowings during the first six months of fiscal 1996. The maximum amount outstanding during the first six months of fiscal 1995 was $3.5 million.

         During the second quarter of fiscal 1996, the Company completed a public offering of 1,437,500 shares of its Class A Common Stock at an offering price of $19.25 per share. The net proceeds from the offering were $26.2 million. A portion of the net proceeds was used to purchase in the open market $15.1 million of the Company's 11.25% Senior Notes plus accrued interest thereon. This will result in a reduction of interest expense of $1.7 million annually.

         Operations for the first six months provided cash of $17.7 million in fiscal 1996 compared to $8.7 million provided in 1995. The increase in cash provided by operations resulted from an increase in net income and favorable changes in accounts receivable, prepaid expenses, accounts payable and accrued liabilities. These favorable changes were partially offset by unfavorable changes in inventory in fiscal 1996 as compared to fiscal 1995.

         Cash used by investing activities included net capital additions of $9.7 million and $8.5 million for the first six months of fiscal 1996 and fiscal 1995, respectively. The majority of the capital additions were for store fixtures, equipment and leasehold improvements for new stores and the remodeling of existing stores.

         The Company believes that funds provided from operations along with funds available under the Revolving Credit Facility will provide adequate sources of liquidity to allow the Company's operating subsidiaries to continue to expand the number of stores.

                           PART II - OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         On June 6, 1996, the Company held its annual meeting of stockholders. At that meeting, the stockholders elected six directors to serve until the next annual meeting of a stockholders, approved the 1996 Management Stock Option Plan, approved the Management Incentive Bonus Program, and confirmed the appointment of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending February 1, 1997.

         Of the total eligible votes of 10,443,220, stockholders cast votes of 9,506,079 or 91.0%, of the total eligible votes. The votes cast for the aforementioned matters were as follows:

         1)       Election of Directors

                                                        For             Withheld         Abstain
                                                     ---------          --------         -------
                  Jeffrey A. Cole                    9,168,697          337,382             0
                  Timothy F. Finley                  9,182,597          323,482             0
                  Irwin W. Gold                      9,178,597          327,482             0
                  Peter V. Handal                    9,182,597          323,482             0
                  Charles A. Ratner                  9,171,197          334,882             0
                  Brian B. Smith                     9,171,697          334,382             0

         2)       1996 Management Stock Option Plan

                                                        For             Withheld         Abstain
                                                     ---------          --------         -------

                  Approval of Plan                   6,345,502          1,483,632        131,449

         3)       Management Incentive Bonus Program

                                                        For             Withheld         Abstain
                                                     ---------          --------         -------

                  Approval of Program                8,859,174            642,068          4,837

         4)       Confirmation of Independent Auditors

                                                        For             Withheld         Abstain
                                                     ---------          --------         -------

                  Arthur Andersen LLP                9,499,624              3,190          3,265


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following Exhibit is filed herewith and made a part hereof:

         27       Financial Data Schedule

(b)      Reports on Form 8-K

         The Company has not filed any reports on Form 8-K for the quarterly period ended August 3, 1996.

                                    SIGNATURE
                                    ---------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           COLE NATIONAL CORPORATION

                           By:      /s/ Wayne L. Mosley
                              -----------------------------------------
                                Wayne L. Mosley
                                Vice President and Controller
                                (Duly Authorized Officer and Principal
                                Accounting Officer)

                         Date:  September 13, 1996

                            COLE NATIONAL CORPORATION
                                    FORM 10-Q
                          QUARTER ENDED AUGUST 3, 1996

                                  EXHIBIT INDEX

                                                              Pagination By
                                                                Sequence
Exhibit                                                         Numbering
Number            Description                                    System
- -------           -----------                                 -------------
27                Financial Data Schedule                          11
