Form 10-Q
period 1996-11-02
COLE NATIONAL CORP /DE/
filed 1996-12-13
CIK 769644

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED NOVEMBER 2, 1996, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM ______________TO _________________.


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

                                  (216) 449-4100
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)



INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.     X YES      NO
                                     ----    ----



AS OF NOVEMBER 25, 1996, 11,947,016 SHARES OF THE REGISTRANT'S CLASS A COMMON STOCK WERE OUTSTANDING.

-------------------------------------------------------------------------------




                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                         QUARTER ENDED NOVEMBER 2, 1996
                                      INDEX

                                                                                       PAGE NO.


PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  CONSOLIDATED BALANCE SHEETS AS OF NOVEMBER 2, 1996 AND
                  FEBRUARY 3, 1996.....................................................   1

                  CONSOLIDATED STATEMENTS OF INCOME FOR THE 13 WEEKS ENDED
                  NOVEMBER 2, 1996 AND OCTOBER 28, 1995 AND THE 39 WEEKS ENDED
                  NOVEMBER 2, 1996 AND OCTOBER 28, 1995................................   2

                  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE 39 WEEKS
                  ENDED NOVEMBER 2, 1996 AND OCTOBER 28, 1995 .........................   3

                  NOTES TO FINANCIAL STATEMENTS........................................ 4 - 6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.................................. 7 - 10

PART II.  OTHER INFORMATION

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................  11








-------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                 November 2,    February 3,
Assets                                              1996           1996
------                                            --------       ------
Current assets:
  Cash and temporary cash investments            $  31,489    $  29,260
  Accounts receivable                               20,156       18,589
  Inventories                                      103,778       84,794
  Prepaid expenses and other                         5,846        5,892
  Deferred income tax benefits                      10,675       10,675
                                                 ---------    ---------
      Total current assets                         171,944      149,210

Property and equipment, at cost                    167,680      157,050
  Less-accumulated depreciation and
    amortization                                   (95,304)     (90,909)
                                                 ---------    ---------
      Total property and equipment, net             72,376       66,141

Other assets                                         8,309        5,070

Cost in excess of net assets of purchased
  businesses, net                                   79,485       81,163
                                                 ---------    ---------
      Total assets                               $ 332,114    $ 301,584
                                                 =========    =========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Current portion of long-term debt              $   1,117    $     705
  Accounts payable                                  40,058       29,273
  Accrued interest                                   1,747        7,050
  Accrued liabilities                               60,208       53,933
  Accrued income taxes                               4,604        5,976
                                                 ---------    ---------
      Total current liabilities                    107,734       96,937

Long-term debt, net of discount                    168,412      181,903

Deferred income taxes and other                      5,545        5,611

Stockholders' equity:
  Common stock                                          12           10
  Paid-in capital                                  126,424       99,827
  Notes receivable - stock option exercise          (1,074)      (1,117)
  Accumulated deficit                              (74,939)     (81,587)
                                                 ---------    ---------
      Total stockholders' equity                    50,423       17,133
                                                 ---------    ---------
      Total liabilities and stockholders'
        equity                                   $ 332,114    $ 301,584
                                                 =========    =========











The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                           13 Weeks Ended          39 Weeks Ended
                                     ----------------------   -----------------------
                                     November 2, October 28,   November 2, October 28,
                                        1996        1995        1996          1995
                                     ---------    ---------   --------      ---------


Net sales                            $ 146,702   $ 138,646   $ 443,057    $ 401,999

Costs and expenses:
    Cost of goods sold                  44,773      43,181     136,673      125,246
    Operating expenses                  91,024      85,900     266,175      242,233
    Depreciation and amortization        4,420       3,885      12,949       11,563
                                     ---------   ---------   ---------    ---------

        Total costs and expenses       140,217     132,966     415,797      379,042
                                     ---------   ---------   ---------    ---------

Income from operations                   6,485       5,680      27,260       22,957

Interest expense, net                    4,390       5,272      14,171       15,872
                                     ---------   ---------   ---------    ---------

Income before income taxes
  and extraordinary item                 2,095         408      13,089        7,085

Income tax provision                       922         179       5,759        3,117
                                     ---------   ---------   ---------    ---------

Income before extraordinary item         1,173         229       7,330        3,968

Extraordinary loss on early
  extinguishment of debt                  --          --          (682)        --
                                     ---------   ---------   ---------    ---------

Net income                           $   1,173   $     229   $   6,648    $   3,968
                                     =========   =========   =========    =========

Income per common share:
  Income before extraordinary item   $     .10   $     .02   $     .66    $     .38
  Extraordinary loss                      --          --          (.06)        --
                                     ---------   ---------   ---------    ---------
    Net income                       $     .10   $     .02   $     .60    $     .38
                                     =========   =========   =========    =========























The accompanying notes to consolidated financial statements are an integral part of these statements.

                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                               39 Weeks Ended
                                                           -----------------------
                                                           November 2,  October 28,
                                                              1996          1995
                                                           ----------    ---------

Cash flows from operating activities:
  Net income                                                 $  6,648    $  3,968
  Adjustments to reconcile net income
    to net cash provided by operations:
      Extraordinary loss on early extinguishment of debt          682        --
      Depreciation and amortization                            12,949      11,563
      Non-cash interest expense                                   322         307
      Change in assets and liabilities:
        Increase in accounts receivable,
          prepaid expenses and other assets                    (1,771)     (5,506)
        Increase in inventories                               (18,984)    (12,801)
        Increase in accounts payable
          and accrued liabilities                              16,705      14,356
        Decrease in accrued interest                           (5,303)     (5,317)
        Decrease in accrued income taxes                         (879)     (1,108)
                                                             --------    --------
          Net cash provided by operating activities            10,369       5,462
                                                             --------    --------

Cash flows from financing activities:
  Repayment of long-term debt                                 (16,778)       (285)
  Proceeds from stock option notes receivable                      92        --
  Proceeds from public offering, net                           26,202        --
  Proceeds from exercise of stock options                         348          50
                                                             --------    --------
          Net cash provided (used) by financing activities      9,864        (235)
                                                             --------    --------

Cash flows from investing activities:
  Purchases of property and equipment, net                    (15,719)    (14,161)
  Acquisition of business                                        --          (800)
  Other, net                                                   (2,285)     (1,008)
                                                             --------    --------
          Net cash used by investing activities               (18,004)    (15,969)
                                                             --------    --------

Cash and temporary cash investments:
  Net increase (decrease) during the period                     2,229     (10,742)
  Balance, beginning of the period                             29,260      19,730
                                                             --------    --------
  Balance, end of the period                                 $ 31,489    $  8,988
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

                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)   BASIS OF PRESENTATION AND ACCOUNTING POLICIES

      The consolidated financial statements include the accounts of Cole National Corporation (CNC), its wholly owned subsidiaries, including Cole National Group, Inc. (CNG), and CNG's wholly owned subsidiaries (collectively, the Company). All significant intercompany transactions have been eliminated in consolidation.

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

      In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position as of November 2, 1996 and the results of operations for the 13 and 39 weeks ended November 2, 1996 and October 28, 1995, and cash flows for the 39 weeks ended November 2, 1996 and October 28, 1995.

   Inventories

      The accompanying interim consolidated financial statements have been prepared without physical inventories. Inventories at November 2, 1996 and October 28, 1995 were valued at the lower of first-in, first-out (FIFO) cost or market.

   Cash Flows

      Net cash flows from operating activities reflect cash payments for income taxes and interest of $6,684,000 and $20,975,000, respectively, for the 39 weeks ended November 2, 1996, and $4,225,000 and $21,413,000, respectively, for the 39 weeks ended October 28, 1995.

   Earnings Per Share

      Earnings per share for the 13 weeks ended November 2, 1996 and October 28, 1995 have been calculated based on 11,943,949 and 10,420,063, respectively, weighted average number of common shares outstanding.

      Earnings per share for the 39 weeks ended November 2, 1996 and October 28, 1995 have been calculated based on 11,127,211 and 10,411,274, respectively, weighted average number of common shares outstanding.

(2)   PUBLIC OFFERING

      During the quarter ended August 3, 1996, the Company completed a public offering of 1,437,500 shares of Class A Common Stock, par value $.001, at a price of $19.25 per share. The total net proceeds from the offering were $26.2 million. A portion of the proceeds was used to purchase $15.1 million of the Company's 11.25% CNG Notes (the Senior Notes), plus accrued interest thereon. The Company recorded an extraordinary loss of $0.7 million, net of an income tax benefit of $0.5 million, representing the payment of premiums, the write-off of unamortized discount and other costs associated with purchasing the debt.

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

5)    SUBSEQUENT EVENTS

      Acquisition of AOCO Limited

      On November 5, 1996, the Company acquired all of the issued and outstanding common stock of AOCO Limited, which operates 73 Sears Optical Departments and two freestanding Vision Club stores in Canada, for a purchase price of $2.6 million. The acquisition will be accounted for as a purchase.

      Acquisition of Pearle, Inc.

      On November 15, 1996, CNC purchased, for an aggregate purchase price of approximately $220 million, certain assets and all of the issued and outstanding common stock of Pearle, Inc. (Pearle).

      Immediately following the acquisition, CNC sold Pearle Holdings B.V., Pearle's European operations, to Pearle Trust B.V. for approximately $62 million. CNC has a 20% common equity interest in Pearle Trust B.V. In addition to the 20% common equity interest, CNC owns approximately 23.5% of the outstanding shares of Pearle Trust B.V. preferred stock and has a shareholder loan receivable of $3.9 million.

      Also, immediately following CNC's acquisition of Pearle, and pursuant to a transfer agreement, CNG purchased from CNC all of the issued and outstanding common stock of Pearle and Pearle Service Corporation (PSC). The Company will account for the Pearle acquisition as a purchase.

      The Company financed the Pearle acquisition primarily through the proceeds of CNG's private placement (the Offering) of $150 million of 9 7/8% Senior Subordinated Notes (the Notes) due in 2006. Interest on the Notes is payable semi-annually in arrears on December 31 and June 30 commencing June 30, 1997. The Notes are general unsecured obligations of CNG, subordinated in right of payment to senior indebtedness of CNG, including the Senior Notes, and senior in right of payment to any current or future subordinated indebtedness of CNG.

      The indenture pursuant to which the Notes were issued restricts dividend payments to the Company to 50% of CNG's net income after October 31, 1993, plus amounts due to the Company under a tax sharing agreement and for administrative expenses of the Company not to exceed 0.25% of CNG's net sales and contains other financial covenants. The Notes are redeemable at the option of CNG, in whole or in part, at any time on or after December 31, 2001. In addition, CNG would be required to make an offer to purchase Notes following a Change of Control (as defined in the Indenture) and, under certain circumstances, following a sale of assets.

      Following the Pearle acquisition, Cole Vision Corporation, Things Remembered, Inc., Cole Gift Centers, Inc., Pearle and PSC, the principal operating subsidiaries of CNG, (collectively, the Borrowers), entered into a New Credit Facility. The New Credit Facility replaced, contemporaneously with the consummation of the Offering, the existing Revolving Credit Facility.

      The New Credit Facility provides the Borrowers with a four-year revolving line of credit of up to the lesser of a "borrowing base" and $75 million. A portion of the New Credit Facility not in excess of $30 million, is available for the issuance of letters of credit. Borrowings under the New Credit Facility initially bear interest at a rate equal to, at the option of the Borrowers, either (a) the Eurodollar Rate plus 1.25% or (b) 0.25% plus the highest of (i) the rate of interest publicly announced by Canadian Imperial Bank of Commerce as its prime rate in effect at its principal office in New York City, (ii) the three-week moving average of the secondary market rates for three-month certificates of deposit (adjusted for statutory reserve requirements) plus 1% and (iii) the federal funds effective rate from time to time plus 0.5%. The interest rates are subject to quarterly adjustment after the first anniversary of the closing of the New Credit Facility based on CNG's achievement of certain interest coverage ratio benchmarks. Additionally, the New Credit Facility requires the Borrowers to comply with various operating covenants that restrict corporate activities, including covenants restricting the Borrowers' ability to incur additional indebtedness, pay dividends, prepay subordinated indebtedness, dispose of certain assets, create liens, make capital expenditures and make certain investments or acquisitions. The New Credit Facility also requires the Borrowers to comply with certain financial covenants, including covenants regarding minimum interest coverage, maximum leverage and consolidated net worth.

      The New Credit Facility permits CNG's subsidiaries to pay dividends to CNG, to the extent necessary to permit CNG to pay all interest and principal on the Senior Notes and the Notes, and to use up to $20 million to repurchase the Senior Notes and/or the Notes, so long as no default or event of default under the New Credit Facility has occurred and is continuing. CNG is a limited guarantor under the New Credit Facility, with recourse against CNG limited to certain bank accounts.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

      The following is a discussion of certain factors affecting the Company's results of operations for the 13 week and 39 week periods ended November 2, 1996 and October 28, 1995 (the Company's third quarter and first nine months, respectively) and its liquidity and capital resources. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this filing and the Company's audited financial statements for the fiscal year ended February 3, 1996 included in its annual report on Form 10-K.

      On November 15, 1996, the Company completed the Pearle acquisition acquiring the North American and Caribbean system of Pearle, Inc. and a 20% interest in Pearle Trust B.V., a company formed to purchase Pearle's European business. Pearle's North America and Caribbean system consists of 695 optical retailing locations, including 353 company operated stores and 342 franchised locations in 43 states, Canada, Puerto Rico and the Virgin Islands. A significant portion of the purchase price was financed by CNG's issuance of $150.0 million of 9 7/8% Senior Subordinated Notes due 2006 (the Notes). In November, 1996, the Company also purchased all the issued and outstanding common stock of AOCO Limited which operates 73 Sears Optical Departments and two freestanding stores under the name "Vision Club" in Canada. Except as otherwise indicated, the following discussion relates to the Company on a historical basis without giving effect to the Pearle acquisition, the Note issuance or the purchase of AOCO Limited.

      The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are identified according to the calendar year in which they begin. For example, the fiscal year ended February 3, 1996 is referred to as "fiscal 1995."

RESULTS OF OPERATIONS

      Net sales for the third quarter of fiscal 1996 increased 5.8% to $146.7 million from $138.6 million for the same period last year. Net sales for the first nine months of fiscal 1996 increased 10.2% to $443.1 million from $402.0 million for the same period a year ago. The increases in consolidated sales for the third quarter and first nine months of fiscal 1996 were due to comparable store sales increases of 3.3% and 6.3%, respectively, and to the opening of additional Cole Gift and Cole Vision units, partially offset by the closing of 95 low-volume Cole Gift departments. Comparable store sales increased primarily as a result of successful eyewear promotions and growth in the managed vision care program at Cole Vision, along with the roll-out of monogrammed softgoods and introduction of new merchandise at Cole Gift. At November 2, 1996, the Company operated 2,357 specialty service retail units compared to 2,361 at October 28, 1995.

      Gross profit increased to $101.9 million in the third quarter of fiscal 1996 from $95.5 million for the same period last year. Third quarter gross margins in fiscal 1996 and fiscal 1995 were 69.5% and 68.9%, respectively. For the first nine months, gross profit increased to $306.4 million in fiscal 1996 from $276.8 million for the same period a year ago. Gross margins for the first nine months in fiscal 1996 and fiscal 1995 were 69.2% and 68.8%, respectively. The increases in gross margin percentages were the result of lower product costs, improved optical lab productivity and a higher level of personalization in the sales mix at Things Remembered.

      Operating expenses increased 6.0% to $91.0 million in the third quarter of fiscal 1996 from $85.9 million for the third quarter last year. For the first nine months of fiscal 1996, operating expenses increased 9.9% to $266.2 million from $242.2 million for the same period in fiscal 1995. Operating expense increases for both periods compared to last year were primarily due to higher advertising expenditures, payroll costs and store occupancy expenses. Advertising expenditures at Cole Vision were increased for optical promotions to encourage continued sales growth above last year's successful promotions. Payroll costs increased because of more higher-volume retail units open in 1996, including an increased number of Things Remembered personalization superstores, and additional payroll to support increased sales. Store occupancy expenses increased primarily as a result of the increased number of Things Remembered personalization superstores and higher percentage rents caused by increased comparable store sales. Fiscal 1996 depreciation and amortization expense of $4.4 million in the third quarter and $12.9 million in the first nine months was $0.5 and $1.4 million more, respectively, than the same periods in fiscal 1995 reflecting an increase in capital expenditures beginning in the latter part of fiscal 1993.

      Income from operations increased 14.2% in the third quarter of fiscal 1996 to $6.5 million and increased 18.7% to $27.3 million in the first nine months primarily because of increased sales at Cole Vision and Things Remembered.

      Net interest expense decreased $0.9 million to $4.4 million in the third quarter of fiscal 1996 and decreased $1.7 million to $14.2 million in the first nine months. The decrease for both the quarter and the nine months was primarily due to the retirement of $5.0 million of Senior Notes in November 1995, the purchase of $15.1 million of Senior Notes in the second quarter of fiscal 1996, the elimination of working capital borrowings and increased interest income from an increase in temporary cash investments.

      Income tax provisions were recorded in the third quarter and first nine months of fiscal 1996 and fiscal 1995 using the Company's estimated annual effective tax rate of 44%.

      Net income for the third quarter increased to $1.2 million in 1996 from $0.2 million for the third quarter of 1995. For the first nine months of fiscal 1996, net income increased to $7.3 million from $4.0 million for that same period last year. For both the third quarter and first nine months of fiscal 1996, increases were due to the improvement in income from operations and the decrease in net interest expense. A $0.7 million extraordinary loss, net of an income tax benefit of $0.5 million, was recorded in the second quarter of fiscal 1996 in connection with the early extinguishment of debt, representing the payment of premiums, the write-off of unamortized discount and other costs associated with purchasing the debt. See Liquidity and Capital Resources.

      The Company's business historically has been seasonal with approximately 30% of its sales and approximately 50% of its income from operations occurring in the fourth fiscal quarter because of the importance of gift sales during the Christmas retailing season. Although the Pearle Acquisition will moderate the seasonality of the Company due to relatively lower levels of optical product sales during the Christmas holiday season, the Company's business will remain seasonal. Therefore, results of operations for interim periods are not necessarily indicative of full year results.

CERTAIN EFFECTS OF THE PEARLE ACQUISITION

      Following the Pearle Acquisition, the Company's consolidated gross margin will likely decline from its historical levels. This will likely result because even after conforming Pearle's accounting methods to those of the Company, Pearle is expected to have a lower gross margin than the Company due to the higher costs of in-store laboratories and lower margin wholesale sales to franchised stores partially offset by franchise royalties, fees and interest income on franchise notes receivable which have no corresponding cost of goods sold.

      In addition, the Company is currently evaluating the various operations of Pearle and Cole Vision for opportunities to effect operational efficiencies. While this evaluation is in process and not near completion, the Company's expectation is that a charge for business integration and consolidation costs is likely to be taken in the fourth quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary source of liquidity is funds provided from operations. In addition, the Company's principal operating subsidiaries have available to them working capital commitments of $75.0 million under the New Credit Facility, reduced by commitments under letters of credit. The New Credit Facility replaced the existing $50.0 million Revolving Credit Facility contemporaneous with the Pearle acquisition. There were no working capital borrowings during the first nine months of fiscal 1996. The maximum amount outstanding during the first nine months of fiscal 1995 was $3.5 million.

      The New Credit Facility contains covenants restricting the ability of the Company's operating subsidiaries to, among other things, pay dividends or make other restricted payments to the Company or CNG. The New Credit Facility will permit the Company's subsidiaries to pay dividends to CNG to the extent necessary to permit CNG to pay all interest and principal on the Senior Notes and the Notes when due.

      The issuance of the Notes by CNG in connection with the Pearle Acquisition will result in an increase in annual interest expense of approximately $14.9 million including amortization of discount on the Notes. Amortization of deferred financing costs related to the Notes and the New Credit Facility will increase non-cash interest expense by $0.8 million annually.

      During the second quarter of fiscal 1996, the Company completed a public offering of 1,437,500 shares of its Class A Common Stock at an offering price of $19.25 per share. The net proceeds from the offering were $26.2 million. A portion of the net proceeds was used to purchase in the open market $15.1 million of the Company's 11.25% Senior Notes plus accrued interest thereon resulting in a reduction of interest expense of $1.7 million annually.

      The Company has no significant principal payment obligations under any of its outstanding indebtedness until the Senior Notes mature in 2001. The ability of the Company and its subsidiaries to satisfy the obligations under the Senior Notes will be primarily dependent upon future financial and operating performance of the subsidiaries and upon the Company's ability to renew or refinance borrowings or to raise additional equity capital.

      Operations for the first nine months provided cash of $8.3 million in fiscal 1996 compared to $5.5 million provided in 1995. The increase in cash provided by operations resulted from an increase in net income and favorable changes in accounts receivable, prepaid expenses, accounts payable and accrued liabilities. These favorable changes were partially offset by unfavorable changes in inventory in fiscal 1996 as compared to fiscal 1995.

      Net capital additions were $15.7 million and $14.2 million for the first nine months of fiscal 1996 and fiscal 1995, respectively. The majority of the capital additions were for store fixtures, equipment and leasehold improvements for new stores and the remodeling of existing stores. For the balance of fiscal 1996, the Company expects to continue to expand the number of stores as well as remodel and relocate stores. The Company currently estimates capital expenditures in fiscal 1996 will exceed $20.0 million and for 1997, including Pearle, will exceed $30.0 million.

      The Company has acquired the land to construct a new warehouse and distribution facility for Cole Gift that is expected to improve distribution efficiencies. The facility, which the Company expects will be completed in fiscal 1997, will most likely be financed through a sale and lease-back transaction or through conventional secured real estate financing. The Company estimates the cost for this facility to be approximately $10 million.

      The Company believes that funds provided from operations along with funds available under the New Credit Facility will provide adequate sources of liquidity to allow the Company's operating subsidiaries to continue to expand the number of stores.

FORWARD-LOOKING INFORMATION

      Certain sections of this Form 10-Q contain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act and
Section 21E of the Exchange Act. Forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting the Company, and include, among other things, the discussions of the Company's business strategy and expectations concerning the Company's future operations, margins, profitability, liquidity and capital resources, as well as statements concerning the integration of the Pearle acquisition and achievement of cost savings and other efficiencies in connection therewith. Readers are cautioned that reliance on any forward-looking statement involves risks and uncertainties, and that although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be materially incorrect. Actual results may differ materially due to a variety of factors that can adversely affect the Company, such as the integration of Pearle's operations, the ability to select and stock merchandise attractive to customers, general economic cycles affecting consumer spending, weather factors affecting retail operations, its quality controls in optical manufacturing and engraving, operating factors affecting customer satisfaction, the Company's relationships with its host stores and franchisees, the mix of goods sold, pricing and other competitive factors, and the seasonality of the Company's business. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's plans and objectives will be achieved.

                           PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following Exhibits are filed herewith and made a part hereof:

      10.01 Lease agreement (Salt Lake) dated as of November 1, 1996 by and between Gibbons Realty Company and Cole Vision Corporation.

      27        Financial Data Schedule

(b)   Reports on Form 8-K

      On September 25, 1996, the Company filed a report on Form 8-K announcing that it had agreed to purchase the stock and certain assets of Pearle, Inc. from The Pillsbury Company, a subsidiary of Grand Metropolitan PLC.

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

                         Date:  December 13, 1996

                            COLE NATIONAL CORPORATION
                                    FORM 10-Q
                         QUARTER ENDED NOVEMBER 2, 1996

                                  EXHIBIT INDEX




Exhibit
Number     Description
------     -----------

10.01     Lease agreement (Salt Lake) dated
          as of November 1, 1996 by and
          between Gibbons Realty Company
          and Cole Vision Corporation.

27        Financial Data Schedule