Form 10-K
period 1997-02-01
COLE NATIONAL CORP /DE/
filed 1997-05-02
CIK 769644

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended February 1, 1997, or

[ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from         to           .
                                                        ---------- -----------

                         Commission file number 1-12814

                            COLE NATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                      34-1453189
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)

5915 Landerbrook Drive, Mayfield Heights, Ohio              44124
(Address of principal executive offices)                  (Zip code)

Registrant's telephone number, including area code:       (216) 449-4100

           Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of Each Exchange
     Title of Each Class                             on Which Registered
     -------------------                             -------------------

     Class A Common Stock, $.001 Par Value         New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.           [X] YES          [ ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 27, 1997 was approximately $362,903,000, based upon the last price reported for such date by the New York Stock Exchange.

As of March 27, 1997, 12,031,060 shares of the registrant's Class A common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 12, 1997 are incorporated herein by reference into Part III.

================================================================================

                                     PART I

Item 1.  Business

General

     Cole National Corporation ("CNC") was incorporated as a Delaware corporation in 1984. CNC, through the subsidiaries owned by its direct subsidiary, Cole National Group, Inc. ("CNG"), is a leading provider of eyewear products, optometric services and personalized gifts with over 3,100 retail locations in 50 states, Canada and the Caribbean. References herein to the "Company" include CNC and its direct and indirect subsidiaries and include its predecessor companies, which have operated for more than 50 years, where applicable. The Company's businesses are conducted through two principal operating units: (i) Cole Optical, consisting of Cole Vision Corporation ("Cole Vision") and Pearle, Inc. ("Pearle"), which was acquired on November 15, 1996; and (ii) Cole Gift, consisting of Things Remembered Inc. ("Things Remembered") and Cole Gift Centers, Inc. ("CGC"). Cole Optical is the largest optical retail company in the United States in terms of number of locations and is the second largest optical retailer in terms of sales volume. Cole Gift operates the only two nationwide chains of gift stores offering "while you shop" gift personalization, key duplicating, and related merchandise. The Company differentiates itself from other specialty retailers by providing value-added services at the point of sale at all of its retail locations.

Cole Optical

     Pro forma for the Pearle acquisition, Cole Optical contributed 70% of the Company's net revenue in fiscal 1996 with over 2,100 company-owned and franchised locations throughout the United States, Canada and the Caribbean as of February 1, 1997. When the integration and consolidation of Pearle is complete, Cole Vision and Pearle will share management leadership, purchasing power and corporate support functions and Cole Vision's managed vision care programs will give participants access to a network of company-owned, franchised and third-party optical locations.

  Cole Vision

     Cole Vision operates principally under the "Sears Optical", "Montgomery Ward Vision Center" and "BJ's Optical Department" names. As of February 1, 1997, Cole Vision operated 1,063 departments in 46 states, including 675 departments on the premises of Sears department stores, 213 departments in Montgomery Ward stores, 75 departments in BJ's Wholesale Club stores, 19 departments located in three other retailers and 81 freestanding stores operated under the name "Sears Optical." In November 1996, Cole Vision acquired 73 Sears Optical departments and two freestanding Vision Club stores in Canada. Cole Vision departments are generally operated under a lease or license arrangement through which the host store collects the sales receipts, retains an agreed upon percentage of sales and remits the remainder to Cole Vision on a weekly basis.

'
     Cole Vision optical departments are, in most cases, full-service retail eyecare stores offering brand name and private label prescription eyeglasses, contact lenses and accessories with an on-premises doctor of optometry who performs complete eye examinations and prescribes eyeglasses and contact lenses. Most Cole Vision optical departments, which are typically 1,000 square feet in size, operate with a doctor of optometry, a department manager, and from one to seven opticians depending on store sales volume. A majority of the doctors of optometry are independent, as is often required by state law, with the remainder being employed by Cole Vision. The independent doctors sublease space and equipment from Cole Vision where permitted by law, or from the host, and retain their examination fees.

     Each of Cole Vision's optical departments is computer linked to Cole Vision's five centralized manufacturing laboratories, which grind, cut and fit lenses to order and ship them to the stores. Cole Vision provides next day delivery on most of the eyewear it offers when requested by its customers. Cole Vision purchases all of the frames and lenses used in its eyeglasses from outside suppliers, both in the United States and several foreign countries.

     Cole Vision conducts a variety of marketing and promotional efforts to build and maintain its customer base. Cole Vision primarily uses newspaper, direct mail, yellow pages and host advertising. Host advertising includes the placement of promotional material within sales circulars or credit card billings sent out by the host store to its customers. Cole Vision also promotes its next day service as "Eyewear Express."

  Managed Vision Care

     In the last several years, Cole Vision has expanded its managed vision care program that provides low cost, comprehensive eyecare benefits marketed directly to employers, other employee benefit plan sponsors and insurance companies, primarily under the name "Vision One." Vision One's basic program gives employers the opportunity to offer their employees a group discount at the managed vision care network with minimal direct cost to the employer. An enhanced Vision One program allows employers to provide their employees with prepaid eye examinations as well as pricing discounts or reimbursements. Cole Vision expects to add the Pearle company-owned and franchise locations to its managed vision care programs in fiscal 1997.

  Pearle

     At February 1, 1997, Pearle's operations consisted of 348 company-owned and 338 franchised stores located in 43 states, Canada, and the Caribbean. All Pearle stores operate in either an "Express" or "Mainline" store format. Express stores contain a full surfacing lab that can manufacture most glasses in approximately one hour. Mainline stores can manufacture over 50% of prescriptions on-site in approximately one hour. Other prescriptions are sent to a nearby Express location or to the main laboratory in Dallas. The main laboratory generally is able to complete orders for next day delivery if requested. At February 1, 1997, 268 of the company-owned stores and 121 of the franchised stores were Express, with the balance being Mainline.

     The Express stores typically are located in high traffic freestanding, strip center and mall locations with most stores averaging 3,000 square feet. The Express stores are usually staffed with two managers and a support staff of four to eight people. Mainline stores have an average size of 1,700 square feet and are also located in freestanding buildings, or in smaller strip or regional centers. Mainline stores generally carry a smaller assortment of inventory than Express stores and are usually staffed with one manager and two to three associates. Most Pearle stores have a doctor of optometry on site with approximately 80% leasing space from Pearle on an independent basis and the remaining being direct employees of Pearle.

     Pearle's marketing strategy employs a wide range of media at both the national and local levels. The franchised and company-owned stores each contribute a percentage of revenues to Pearle's marketing budget with approximately half of Pearle's marketing expenditures devoted to television. Pearle's brand positioning of high quality eyecare products and services has been reinforced by an advertising and promotions program, which includes Pearle's advertising slogan, Nobody Cares for Eyes More Than Pearle.

     Pearle operates a warehouse facility in Dallas which inventories and distributes a comprehensive product line including frames, eyeglass lenses, contact lenses, optical supplies and eyewear accessories to company-owned and franchised locations.

     The Company also has a 20% equity interest in Pearle Trust B.V. which operates 193 locations in the Netherlands and Belgium.

  Franchise Operations

     Pearle has maintained a franchise program since 1980. Most of the franchised stores are single franchise operations, with no franchisee operating more than five stores. With the proper financial approvals, a franchise purchase can be financed through Pearle. Currently, Pearle offers financing over seven to ten years at a rate of prime plus three points adjusted quarterly.

     Each franchisee is required to enter into a Franchise Agreement requiring payment of an initial franchise fee. The term of the typical franchise agreement is equal to the earlier of ten years or the expiration or termination of the underlying base lease. Royalty and advertising contributions typically are based on a percentage of the franchisee's gross revenues from the retail operation and/or non-surgical professional fee revenues. The total monthly advertising contribution is distributed between Pearle's system-wide advertising fund and the local co-op market advertising fund.

     Pearle has recently presented a new form of the Franchise Agreement to all franchisees which would reduce the royalty and advertising fees they pay and would, among other things, provide for the franchisee's participation in Cole Vision's managed vision care programs.

Cole Gift

     Cole Gift, pro forma for the Pearle acquisition, contributed approximately 30% of the Company's net revenue in fiscal 1996. As of February 1, 1997, Cole Gift operated nearly 1,300 locations throughout the United States. Things Remembered and CGC share management expertise, purchasing power, warehousing, distribution systems and corporate support functions.

  Things Remembered

     As of February 1, 1997, Things Remembered operated 790 stores and kiosks generally located in large, enclosed shopping malls located in 45 states. Each location carries a wide assortment of engravable items and provides "while you shop" personalization and engraving services for any occasion including holiday, business and special occasion gift events. Things Remembered offers engraving for items purchased at the store as well as for items purchased elsewhere.

     Merchandise sold at Things Remembered stores consists of a broad assortment of gift categories and items at prices generally ranging from $10 to $75. Things Remembered's offering of gifts includes writing instruments, clocks, music boxes, picture frames and albums, executive desk sets and accessories, ID bracelets, glassware, lighters, keys and key rings, door knockers and Christmas ornaments. Things Remembered features brand name merchandise as well as higher margin private label merchandise.

     At February 1, 1997, Things Remembered locations consisted of 447 stores and 343 kiosks. The typical store consists of about 1,000 square feet, while kiosks, which are units located in the center of the common mall area, are typically 200 square feet in size.

     In fiscal 1993, Things Remembered began a new retail concept by opening five "personalization superstores" that combine engraved gifts with personalized soft goods in a large store format. The Company utilizes computer-controlled embroidery equipment for the personalization of merchandise such as throws, sweaters, bathrobes, jackets, baseball caps, towels and baby blankets. At February 1, 1997, a total of 83 personalization superstores were open averaging approximately 2,200 square feet in size.

     In fiscal 1995, Cole Gift established a central fulfillment facility with computer-controlled embroidery equipment. In fiscal 1996, the Company added soft goods to most of Things Remembered's other locations providing these stores with personalization services from the central facility.

  CGC

     As of February 1, 1997, CGC operated 501 leased locations in 44 states including 455, 36 and nine locations in Sears, Venture and Montgomery Ward stores, respectively, and one location in the store of another national retailer. CGC stores are generally operated under a lease or license arrangement under which the host store collects the sales receipts, retains an agreed upon percentage of sales and remits the remainder to CGC on a weekly basis.

     CGC locations sell gifts and gift engraving and other services similar to those offered by Things Remembered, in addition to key duplicating and watch repair services. As of February 1, 1997, 96 of the CGC locations in operation were standard format shops occupying approximately 150 square feet. Since 1989, CGC has also operated greeting card locations in Sears stores and combined them with the CGC operations in such stores. Locations in this enhanced format, which numbered 67 as of February 1, 1997, average approximately 1,000 square feet in size. Over the last four years, 286 CGC locations have been converted to gift centers. Gift centers, which occupy approximately 1,200 square feet of space, typically carry a substantially expanded line of engravable and non-engravable gifts along with greeting cards. In the fourth quarter of fiscal 1995, gift centers began offering selected soft goods supported by the Cole Gift central fulfillment operation. CGC also operates 52 key kiosks, of approximately 80 square feet in size, that provide key duplicating and key related products only.

     In fiscal 1995, CGC opened the first "Personally Yours" department within Sears. Personally Yours is a concept designed to generate additional customer traffic and increase sales by offering personalization for hard and soft line products for both CGC and Sears merchandise. In the first half of fiscal 1996, CGC expanded this test by opening seven stores located in one metropolitan area.

  General

     Cole Gift locations are usually operated by one or two employees during non-peak periods and up to 15 employees during the peak Christmas season. Locations typically employ a store manager on a full-time basis and a full or part-time assistant manager, while the balance of the employees are part-time sales associates.

     Nearly all Cole Gift locations are equipped with gift engravers and key duplicating machines. Cole Gift has computerized engraving equipment in most Things Remembered stores and kiosks. Many Things Remembered stores also have equipment for etching glassware items. All Cole Gift locations are equipped with point of sale terminals.

     The Company ships most of Cole Gift's store merchandise, other than greeting cards, through its centralized distribution system at its warehouse in Highland Heights, Ohio. The warehouse, which services both Things Remembered and CGC, utilizes a computerized carousel system to automate the process of locating merchandise needed to fill a store order.

Host Relationships

     The Company believes it has developed excellent relationships with the host stores in which CGC and Cole Vision operate. The Company has maintained its relationships with Sears and Montgomery Ward for over 40 years in the gift and key business and over 35 years in the optical business. Of the Sears and Montgomery Ward stores that offer optometric services, virtually all are operated by Cole Vision. Although CGC's and Cole Vision's leases with their major hosts are terminable by either party upon relatively short notice, neither has ever had a lease terminated other than in connection with a store closing, relocation or major remodeling.

Seasonality

     The Company's business historically has been seasonal, with, on average, approximately 30% of its net revenue and approximately 50% of its income from operations generated in the fourth fiscal quarter because of the importance of gift sales during the important Christmas retailing season. Although the Pearle acquisition will moderate the seasonality of the Company due to relatively lower levels of optical product sales during the Christmas holiday season, the Company's business will remain seasonal.

Purchasing

     The merchandise, supplies and component parts required for the various products sold by the Company are purchased from a large number of suppliers and manufacturers and are generally readily available. In most cases, such purchases are not made under long-term contracts. In fiscal 1996, no single supplier or manufacturer accounted for as much as 10% of total purchases.

Competition

     The Company operates in highly competitive businesses. Cole Optical competes with other optical companies, private ophthalmologists, optometrists and opticians and a growing number of HMO's in a highly fragmented marketplace. Pearle competes on the basis of its highly recognized brand name, one-hour express service and by offering quality eyecare products. Cole Vision competes primarily on the basis of the service it provides as well as price and product quality, and the reputation of its host stores. The Company believes that Pearle and Cole Vision, based on sales, rank second and third, respectively in United States optical retailing sales. Although Cole Gift operates the only two nationwide chains of gift stores offering "while you shop" gift engraving, key duplicating, glass etching and monogramming, as well as related merchandise, it competes with many other retailers that sell gift items. Cole Gift competes with such other retailers primarily on the basis of the value-added point of sale services that it provides as well as price and product quality. Some of the Company's competitors have greater financial resources than the Company.

Employees

     As of February 1, 1997, the Company and its subsidiaries had approximately 8,600 full-time and 5,100 part-time employees. During October, November and December, the Company employs additional full- and part-time employees. In fiscal 1996, approximately 5,000 additional employees were employed during such period. The hourly employees at Cole Gift's distribution center (approximately 80 employees in the aggregate) and approximately 140 employees at certain Pearle store locations are represented by labor unions. The Company considers its present labor relations to be satisfactory.

Item 2.  Properties

     The Company owns an office and warehouse in Highland Heights, Ohio that is subject to a mortgage and leases its executive offices and another office in Cleveland, Ohio. All of Cole Visions's and Cole Gift's retail locations are leased or operated under a license with the host store, and none of the individual retail locations is material to the Company's operations. Leases for stores operated in Sears stores and freestanding stores operated under the name "Sears Optical" are generally for terms of 90 days and five years, respectively. Leases for Things Remembered stores and kiosks are generally for terms of ten and five years, respectively. The Company believes that its relationships with its lessors are generally good. The Company leases its five Cole Vision optical laboratories, two of which are located in Knoxville, Tennessee; Memphis, Tennessee; Salt Lake City, Utah; and Richmond, Virginia, pursuant to leases expiring (including renewals at the option of the Company) in 1999, 2005, 2002, 2006 and 2002, respectively.

     Pearle has 635 stores based in forty-three states. Pearle also has eighteen stores in Canada and thirty-three stores in the Caribbean. Stores are located in malls, strip centers and freestanding locations. Pearle leases most of its retail stores under noncancellable operating leases with terms generally ranging from five to ten years and which generally contain renewal options for additional periods. Pearle also is the principal lessee on a majority of stores operated by franchisees, who sublease the facilities from Pearle. Pearle owns its Dallas Support Center, which comprises approximately 88,721 square feet of office space and 147,336 square feet of laboratory and distribution facilities. Pearle also owns a small headquarters and laboratory in Puerto Rico.

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

Item 3.  Legal Proceedings

     The Company is subject to a variety of routine legal proceedings.

Item 4.  Submission of Matters to a Vote of Security-Holders

     There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended February 1, 1997.

Item 4A. Executive Officers of the Company

(a) The following persons are the executive officers of the Company who are not members of the Company's Board of Directors, having been elected to their respective offices by the Board of Directors of the Company to serve until the election and qualification of their respective successors:

     Name                     Age                 Office
     ----                     ---                 ------

     Joseph Gaglioti          51                  Vice President and
                                                    Treasurer

     Wayne L. Mosley          43                  Vice President and
                                                    Controller

(b) The following is a brief account of the positions held with the Company during the past five years by each of the above named executive officers of the Company:

          Mr. Gaglioti has been Vice President of the Company since 1992 and Treasurer of the Company since 1991. He was Assistant Treasurer of the Company and a subsidiary company that merged into the Company in September 1992 ("CNCD") from 1984 to 1991.

          Mr. Mosley has been Vice President and Controller, Assistant Secretary and Assistant Treasurer of the Company since 1992. Mr. Mosley served as Vice President, Controller - Finance of CNCD from 1991 to 1992 and was Chief Accounting Officer of CNCD from 1990 to 1991.

          Information concerning Jeffrey A. Cole and Brian B. Smith, the Company's executive officers who are also Directors, will be included in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders (the "Proxy Statement").

          On May 6, 1992, Child World, Inc. (Child World), a former subsidiary of the Company, filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. Immediately prior to the sale of Child World on June 27, 1991, Mr. Gaglioti was Assistant Treasurer of Child World.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

     The Company's Common Stock is traded on the New York Stock Exchange (NYSE) under the symbol "CNJ".

     The following table sets forth, for the fiscal periods indicated, the high and low sales prices per share.

                            Fiscal 1996                   Fiscal 1995
                         -----------------             -----------------
     Quarter             High          Low             High          Low
     -------             ----          ---             ----          ---
     First             $17 5/8       $10 3/8         $ 9 7/8       $ 8 1/4
     Second            $21 5/8       $16 3/8         $11 7/8       $ 9 1/16
     Third             $25 1/4       $18 1/4         $13           $11 1/2
     Fourth            $28 5/8       $23 5/8         $14 1/8       $10 1/4

     The Company's dividend policy for the foreseeable future is to retain earnings to support its growth strategy. The Company did not pay dividends on its Common Stock during the last two fiscal years.

     As of March 28, 1997, there were 178 shareholders of record.

Item 6.  Selected Financial Data

     The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and the notes thereto and other information contained elsewhere in this report (dollars in thousands except per share amounts).

                                         1996             1995            1994            1993             1992
                                         ----             ----            ----            ----             ----
Net revenue                            $ 683,990        $ 577,091       $ 528,049       $ 472,888        $ 428,066

Income (loss) from operations (1)      $ (12,361)       $  45,956       $  42,964       $  37,232        $  31,897

Income (loss) from continuing
  operations (1)                       $ (27,633)       $  13,758       $  24,657       $  13,072        $   5,470

Income (loss) from continuing
  operations per common share (1)      $   (2.44)       $    1.32       $    2.62       $    2.47        $    1.09

Weighted average shares
  outstanding (000's)                     11,333           10,415           9,395           5,283            5,004

Total assets                           $ 582,843        $ 300,781       $ 283,319       $ 257,944        $ 225,861

Working capital                        $  51,845        $  53,765       $  49,612       $  32,020        $   1,897

Stockholders' equity (deficit)
  at year end                          $  19,718        $  17,133       $   3,306       $ (75,070)       $(123,957)

Current ratio                               1.24             1.57            1.54            1.34             1.02

Long-term obligations and
  redeemable preferred stock           $ 317,547        $ 181,903       $ 184,388       $ 238,299        $ 255,610

Number of stores at year end (2)           3,115            2,378           2,287           2,097            2,080

Comparable store sales growth                6.3%             3.4%            5.5%            9.4%            (0.7)%

(1) Includes a $64,400 pre-tax charge for business integration and other non-recurring items in 1996 primarily related to the acquisition of Pearle.

(2)  Includes Pearle franchise locations.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

     The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are identified according to the calendar year in which they begin. For example, the fiscal year ended February 1, 1997 is referred to as "fiscal 1996." Fiscal 1996 consisted of a 52-week period. Fiscal 1995 and fiscal 1994 consisted of 53- and 52-week periods, respectively.

Results of Operations

     The following is a discussion of the results of the Company's operations for the three fiscal years ended February 1, 1997.

Fiscal 1996 Compared to Fiscal 1995

     On November 15, 1996, the Company acquired certain assets and all of the issued and outstanding common stock of Pearle, Inc. ("Pearle"). Immediately following the acquisition, the Company sold Pearle Holdings B.V., Pearle's European operations, to Pearle Trust B.V. The Company has a 20% common equity interest in Pearle Trust B.V. which operates 193 stores in the Netherlands and Belgium. A significant portion of the purchase price was financed by a subsidiary of the Company, Cole National Group, Inc. ("CNG"), by the issuance of $150.0 million of 9.875% Senior Subordinated Notes due 2006 (the "Notes"). The acquisition of Pearle has been accounted for under the purchase method of accounting. Accordingly, Pearle's results of operations have been included in the Company's consolidated statement of operations since the date of acquisition. For the eleven-week period, Pearle operated at approximately a break-even level with net revenue of $58.3 million reflecting the relatively lower level of optical retail sales during the holiday season. At February 1, 1997, the Pearle system included 348 company-operated optical stores and 338 franchised locations in the United States, Canada and the Caribbean. See Notes 2 and 3 of the Notes to Consolidated Financial Statements for further discussion of the Pearle acquisition. Except as otherwise indicated, the following discussion of net revenue, gross profit and operating expenses relates to the Company on an historical basis without giving effect to the Pearle acquisition.

     Net revenue increased 8.4% to $625.7 million in fiscal 1996 from $577.1 million in fiscal 1995. The increase in consolidated revenue was due to a comparable store sales increase of 6.3% and to the opening of additional Cole Gift and Cole Vision units including 75 optical locations in Canada as a result of the acquisition of AOCO Limited in November 1996. This was partially offset by one less week of sales in fiscal 1996 compared to fiscal 1995 and the closing of 95 low-volume Cole Gift departments. Comparable store sales increased 10.7% at Cole Vision primarily as a result of successful eyewear promotions and growth in the managed vision care program. Comparable store sales increased 1.4% at Cole Gift benefiting from the roll-out of monogrammed softgoods and the introduction of new merchandise. At February 1, 1997, the Company had 3,115 specialty service retail locations including the Pearle company-operated stores and 338 franchised locations, versus 2,378 at the end of the prior year.

     Gross profit increased to $429.4 million in fiscal 1996 from $394.2 million in fiscal 1995. Gross margins for fiscal 1996 and fiscal 1995 were 68.6% and 68.3%, respectively. The increase in gross margin percentage was the result of lower product costs, improved optical lab productivity and a higher level of personalization in the sales mix at Things Remembered. In fiscal 1997, the Company's consolidated gross margin is expected to decline from its historical levels as Pearle has a lower gross margin than the Company due to the higher costs of in-store laboratories and lower margin wholesale sales to franchised stores partially offset by franchise royalties, fees and interest income on franchise notes receivable which have no corresponding cost of goods sold.

     Operating expenses increased 8.2% to $359.8 million in fiscal 1996 from $332.5 million the prior year. As a percentage of revenue, operating expenses decreased to 57.5% in fiscal 1996 from 57.6% in fiscal 1995. Operating expenses increased primarily due to higher advertising expenditures, payroll costs and store occupancy expenses, partly offset by one less week in fiscal 1996. Advertising expenditures at Cole Vision were increased for optical promotions to encourage continued sales growth above last year's successful promotions. Payroll costs increased because of more higher-volume retail units open in 1996, including an increased number of Things Remembered personalization superstores, and additional payroll to support increased sales. Store occupancy expenses increased primarily as a result of the increased number of Things Remembered personalization superstores and higher percentage rents caused by increased comparable store sales. Fiscal 1996 depreciation and amortization expense of $17.6 million was $1.9 million more than fiscal 1995 reflecting an increase in capital expenditures.

     In the fourth quarter of fiscal 1996, the Company recorded a $64.4 million pre-tax charge for certain unusual and non-recurring items. Such charge was primarily related to the acquisition of Pearle and included costs incurred related to the integration and consolidation of Pearle into the Company's operations, as well as certain other non-recurring charges. See Note 3 of the Notes to Consolidated Financial Statements for further discussion of the business integration and other non-recurring charges.

     Income from operations excluding the charge for non-recurring items increased 13.2% to $52.0 million in fiscal 1996 from $46.0 million the prior year. The increase was primarily attributable to increased revenue, higher gross margin and improved leveraging of operating expenses.

     Net interest expense for fiscal 1996 of $22.0 million was $0.6 million more than that of the prior year. This increase was primarily due to $3.4 million of additional interest expense related to the financing of the Pearle acquisition offset by decreases in interest expense due to the retirement of $5.0 million of 11.25% Senior Notes due 2001 (the "Senior Notes") in November 1995, the purchase and subsequent retirement of $15.1 million of Senior Notes in the second quarter of fiscal 1996, the elimination of working capital borrowings and increased interest income from an increase in temporary cash investments.

     The income tax benefit of $6.8 million for fiscal 1996 includes a $20.0 million income tax benefit related to the charge for business integration and other non-recurring items. The effective income tax rate on income excluding the charge for business integration and other non-recurring items was 44.0% in fiscal 1996 and 1995. This rate reflects the significant impact of non-deductible amortization of goodwill in both years. A more complete discussion of income taxes is included in Note 9 of the Notes to Consolidated Financial Statements.

     The net loss in fiscal 1996 of $28.3 million included a $0.7 million extraordinary loss, net of an income tax benefit of $0.5 million, recorded in the second quarter in connection with the early extinguishment of debt representing the payment of premiums, the write-off of unamortized discount and other costs associated with purchasing the debt.

Fiscal 1995 Compared to Fiscal 1994

     Net revenue increased 9.3% to $577.1 million in fiscal 1995 from $528.0 million in fiscal 1994. The increase in consolidated revenue was due to a comparable store sales increase of 3.4%, sales for the 53rd week of approximately $9.3 million and additional Things Remembered and Cole Vision units open in fiscal 1995. Comparable store sales increased primarily as a result of successful eyewear promotions and growth in the managed vision care program at Cole Vision and expanded gift and softgoods merchandise at Things Remembered locations. Fourth quarter comparable store sales were even with last year as the retail industry in general experienced a very difficult Christmas season and severe weather conditions in many major markets. At February 3, 1996, the Company operated 2,378 specialty service retail locations versus 2,287 at the end of the prior year. The net increase in retail units includes the acquisition by Cole Vision on May 21, 1995, of 59 optical departments located in BJ's Wholesale Club stores and the sale of the Company's 39 Sunspot fashion sunglass kiosks as of April 29, 1995.

     Gross profit increased to $394.2 million in fiscal 1995 from $363.3 million in fiscal 1994. Gross margins for fiscal 1995 and fiscal 1994 were 68.3% and 68.8%, respectively. The decrease in gross margin percentage was primarily due to an increase in the sales of lower margin optical products, including disposable contact lenses, and a lower mix of higher margin merchandise, primarily keys, at Cole Gift Centers. Gross margin in the fourth quarter of fiscal 1995, however, improved to 67.1% from 66.9% in fiscal 1994, benefiting from fiscal 1994 and 1995 investments aimed at increasing optical laboratory capacity and production efficiency and from reduced material costs for spectacles.

     Operating expenses increased 8.8% to $332.5 million in fiscal 1995 from $305.5 million the prior year. As a percentage of revenue, operating expenses decreased to 57.6% in fiscal 1995 from 57.8% in fiscal 1994. Operating expenses increased primarily because of higher payroll costs, store occupancy expenses and advertising expense due, in part, to the 53rd week. The higher payroll costs were also the result of more retail units in fiscal 1995 and additional payroll to support the higher level of sales. Partially offsetting the payroll increases were savings from outsourcing the Company's data processing operations in fiscal 1995. Store occupancy expense increased because of the increased number of retail units and higher percentage rents due to increased comparable store sales. Advertising costs increased primarily as a result of additional efforts to support eyewear promotions. Also included in operating expense in fiscal 1995 was a $0.2 million provision for the closing of approximately 90 low volume leased key and gift departments in the first quarter of fiscal 1996. Fiscal 1995 depreciation and amortization expense of $15.7 million was $0.8 million more than fiscal 1994 reflecting an increase in capital expenditures that began in the latter part of fiscal 1993.

     Income from operations increased 7.0% to $46.0 million in fiscal 1995 from $43.0 million the prior year. The increase was primarily attributable to the increased revenue. The lower gross margin percentage was partially offset by improved leveraging of operating expenses.

     Net interest expense for fiscal 1995 of $21.4 million was $1.8 million less than that of the prior year. This decrease was primarily due to retirement of debt in connection with the Company's initial public offering of its common stock (the "IPO") on April 18, 1994 and the retirement of $5.0 million of its Senior Notes in November 1995 along with higher interest income.

     The income tax provision of $10.8 million for fiscal 1995 represents an effective tax rate of 44.0%. This rate reflects the significant impact of non-deductible amortization of goodwill. The income tax benefit of $4.9 million in fiscal 1994 included the effects of utilizing all of the Company's net operating loss carryforwards and the reversal of a valuation allowance on net deferred tax assets in the fourth quarter of fiscal 1994.

     Net income in fiscal 1994 of $24.7 million included a loss on early extinguishment of debt of $0.9 million to reflect the payment of premiums, the write-off of unamortized debt discount and other costs associated with retiring the debt in connection with the IPO.

Liquidity and Capital Resources

     The Company's primary source of liquidity is funds provided from operations of its wholly owned subsidiaries. In addition, CNG's operating subsidiaries have available to them working capital commitments of $75.0 million, reduced by commitments under letters of credit, under a credit facility put in place at the time of the Pearle acquisition (the "Credit Facility"). The Credit Facility replaced a $50.0 million revolving credit facility. There were no working capital borrowings outstanding during fiscal 1996 and the maximum amount outstanding during fiscal 1995 was $3.5 million.

     The Credit Facility contains covenants restricting the ability of the Company's operating subsidiaries to, among other things, pay dividends or make other restricted payments to the Company or CNG. The Credit Facility permits CNG's subsidiaries to pay dividends to CNG to the extent necessary to permit CNG to pay all interest and principal on the Senior Notes and the Notes when due.

     During the second quarter of fiscal 1996, the Company completed a public offering of 1,437,500 shares of its common stock at an offering price of $19.25 per share. The net proceeds from the offering were $26.2 million. A portion of the net proceeds was used to purchase in the open market $15.1 million of Senior Notes plus accrued interest thereon.

     Issuance of the Notes by CNG in connection with the Pearle acquisition and the retirement of $15.1 million of Senior Notes will result in a net increase in annual interest expense in fiscal 1997 compared to fiscal 1996 of approximately $11.0 million including amortization of the discount on the Notes and related deferred financing costs.

     At year end, the Company had outstanding $165.8 million of Senior Notes and $150.0 million of Notes. The Senior Notes and the Notes are unsecured and mature October 1, 2001 and December 31, 2006, respectively, with no earlier scheduled redemption or sinking fund payment. The Senior Notes bear interest at a rate of 11.25% per annum, payable semi-annually on each April 1 and October 1. The Notes bear interest at a rate of 9.875% per annum, payable semi-annually on each June 30 and December 31, commencing June 30, 1997. The indentures pursuant to which the Senior Notes and the Notes were issued contain certain optional and mandatory redemption features and other financial covenants, including restrictions on the ability of CNG to pay dividends or make other restricted payments to the Company. The indentures permit dividend payments to the Company of one-half of CNG's consolidated net income, provided that no default or event of default has occurred under the indentures and that CNG has met a specified fixed charge coverage ratio test. The indentures also permit payments to the Company for certain tax obligations and for administrative expenses of the Company not to exceed 0.25% of net revenue. See Note 5 of the Notes to Consolidated Financial Statements.

     The Company has no significant principal payment obligations under any of its outstanding indebtedness until the CNG Notes mature in 2001. The ability of the Company and its subsidiaries to satisfy that obligation will be primarily dependent upon future financial and operating performance of the subsidiaries and upon the Company's ability to renew or refinance borrowings or to raise additional equity capital.

     Cash balances at year end were $73.1 million compared to $29.3 million at February 3, 1996. Operations generated net cash of $84.7 million in fiscal 1996, $36.5 million in fiscal 1995 and $15.6 million in fiscal 1994. The $48.2 million increase in cash provided by operations in fiscal 1996 compared to fiscal 1995 was primarily attributable to an increase in accounts payable and accrued liabilities of $35.2 million excluding amounts related to the non-recurring charge, increased income from operations of $6.1 million excluding the non-recurring charge, increased depreciation and amortization expense of $4.4 million and increased accrued income taxes. Accrued income taxes at February 1, 1997 includes $15.0 million of taxes due on the sale of Pearle's European business that were reimbursed to the Company by the seller in connection with the Pearle acquisition. These cash flow increases were partly offset by an increase in inventories of $3.6 million versus a $2.5 million reduction in fiscal 1995. The $64.4 million charge for business integration and other non-recurring items recorded in fiscal 1996 had little effect on the change in cash flow for fiscal 1996 since most of the items were either non-cash or were accrued at year end. The total cash outlay related to this charge is expected to be approximately $41.1 million ($21.1 million after tax), of which $2.9 million has been paid as of February 1, 1997. The remaining amount is expected to be incurred within the next 12 to 18 months, except for certain lease costs which may be incurred over the remaining life of the leases.

     The $20.9 million increase in cash provided by operations in fiscal 1995 compared to fiscal 1994 was primarily due to a $2.5 million reduction in inventory, despite a 9.3% increase in revenue, compared to an $8.7 million increase in inventory the prior year. Also, income from operations in fiscal 1995 was higher by $3.0 million and interest expense was lower by $1.8 million than in fiscal 1994.

     Net capital additions were $23.5 million, $19.8 million and $18.5 million in fiscal 1996, 1995 and 1994, respectively. In addition, the Company used $157.4 million for the purchases of Pearle and AOCO Limited and $6.1 million for the investment in Pearle Trust B.V. in fiscal 1996, $0.8 million for the purchase of the BJ's Wholesale Club optical departments in fiscal 1995 and $4.7 million for the purchase of 107 Montgomery Ward optical departments in fiscal 1994. The majority of the capital additions were for store fixtures, equipment and leasehold improvements for new stores and the remodeling of existing stores. For fiscal 1997, the Company expects to continue to expand the number of stores as well as remodel and relocate stores. The Company currently estimates capital expenditures in fiscal 1997 will exceed $30.0 million including Pearle.

     The Company has acquired land and is constructing a new warehouse and distribution facility for Cole Gift that is expected to improve distribution efficiencies. The facility, which the Company expects will be completed in fiscal 1997, is expected to be financed through a sale and lease-back transaction or through conventional secured real estate financing. The Company estimates the cost of this facility to be approximately $10 million.

     The Company believes that funds provided from operations along with funds available under the Credit Facility will provide adequate sources of long-term liquidity to allow the Company's operating subsidiaries to continue to expand the number of stores.

Forward-Looking Information

     Certain sections of this report contain forward-looking statements. Forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting the Company. All forward-looking statements involve risk and uncertainty.

     The Company operates in a highly competitive environment, and its future liquidity, financial condition and operating results may be materially affected by a variety of factors, some of which may be beyond the control of the Company, including risks associated with the integration of Pearle, the Company's ability to select and stock merchandise attractive to customers, economic and weather factors affecting consumer spending, operating factors, including manufacturing quality of optical and engraved goods, affecting customer satisfaction, the Company's relationships with host stores and franchisees, the mix of goods sold, pricing and other competitive factors, and the seasonality of the Company's business.

Item 8.  Financial Statements and Supplementary Data

     Information required by this item appears on pages F-1 through F-22 of this Form 10-K and is incorporated herein by reference. Other financial statements and schedules are filed herewith as "Financial Statement Schedules" pursuant to
Item 14.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

     None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information required by this item as to Directors will be included in the Company's Proxy Statement under the caption "Election of Directors" and is incorporated herein by reference. The information required by this item as to executive officers who are not Directors is included in Item 4A in Part I of this report.

Item 11.  Executive Compensation

     The information required by this item will be included in the Company's Proxy Statement under the caption "Compensation of Executive Officers" and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

     The information required by this item will be included in the Company's Proxy Statement under the caption "Beneficial Ownership of Common Stock" and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     The information required by this item will be included in the Company's Proxy Statement under the caption "Compensation Committee Interlocks, Insider Participation and Certain Transactions" and is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) and (2) Financial Statements and Financial Statement
               Schedules

     The consolidated financial statements and the related financial statement schedules filed as part of this Form 10-K are located as set forth in the index on page F-1 of this report.

(a)(3) Exhibits

     See Exhibit Index on pages X-1 through X-8.

(b) Reports on Form 8-K

     The following reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended February 1, 1997:

     On November 19, 1996, the Company filed a report on Form 8-K announcing completion of the acquisition of certain assets and all of the outstanding common stock of Pearle, Inc. (Pearle) from the Pillsbury Company on November 15, 1996.

     On December 2, 1996, the Company filed a report on Form 8-K reporting the Pearle transaction including the filing of Exhibits.

           On December 19, 1996, the Company filed a report on Form 8-K/A amending its report on Form 8-K filed on November 19, 1996 to include (i) audited financial statements for Pearle, Inc. for the years ended September 30, 1996, 1995 and 1994 and (ii) pro forma financial information for Cole National Corporation and Subsidiaries for the fiscal year ended February 3, 1996 and 39 weeks ended November 2, 1996.

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                            Page
                                                                            ----

Report of Independent Public Accountants                                   F - 2

Consolidated Balance Sheets at February 1, 1997 and
     February 3, 1996                                                      F - 3

Consolidated Statements of Operations for the 52 weeks
     ended February 1, 1997, the 53 weeks ended February 3,
     1996 and the 52 weeks ended January 28, 1995                          F - 4

Consolidated Statements of Cash Flows for the 52 weeks
     ended February 1, 1997, the 53 weeks ended February 3,
     1996 and the 52 weeks ended January 28, 1995                          F - 5

Consolidated Statements of Stockholders' Equity for the
     52 weeks ended February 1, 1997, the 53 weeks ended
     February 3, 1996 and the 52 weeks ended January 28, 1995              F - 6

Notes to Consolidated Financial Statements                                 F - 7


Schedules included herein:
                                                                            Page
                                                                            ----

Report of Independent Public Accountants on Financial
     Statement Schedule                                                   F - 23

Schedule I - Condensed Financial Information of Registrant                F - 24


All financial statement schedules not included have been omitted because they are not applicable or because the required information is otherwise furnished.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO THE BOARD OF DIRECTORS OF COLE NATIONAL CORPORATION:

     We have audited the accompanying consolidated balance sheets of Cole National Corporation (a Delaware corporation) and Subsidiaries (the Company) as of February 1, 1997 and February 3, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended February 1, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cole National Corporation and Subsidiaries as of February 1, 1997 and February 3, 1996 and the results of their operations and their cash flows for each of the three years in the period ended February 1, 1997 in conformity with generally accepted accounting principles.



                                   ARTHUR ANDERSEN LLP


Cleveland, Ohio,
March 19, 1997.

                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                 February 1,      February 3,
                                                    1997             1996
                                                 ----------       ----------
Assets
Current assets:
  Cash and temporary cash investments            $   73,141       $   29,260
  Accounts receivable, less allowance for
    doubtful accounts of $3,068 in 1996 and
    $-0- in 1995                                     39,660           18,589
  Current portion of notes receivable                 6,060             --
  Inventories                                       119,236           84,794
  Prepaid expenses and other                          7,378            5,892
  Deferred income tax benefits                       24,948            9,872
                                                 ----------       ----------
        Total current assets                        270,423          148,407

Property and equipment, at cost                     216,575          157,050
  Less - accumulated depreciation and
    amortization                                   (100,918)         (90,909)
                                                 ----------       ----------
        Total property and equipment, net           115,657           66,141

Other assets:
  Notes receivable, excluding current
    portion                                          27,951             --
  Deferred income taxes and other                    29,504            5,070
  Intangible assets, net                            139,308           81,163
                                                 ----------       ----------
        Total assets                             $  582,843       $  300,781
                                                 ==========       ==========

Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of long-term debt              $    1,336       $      705
  Accounts payable                                   62,379           29,273
  Accrued interest                                    9,630            7,050
  Accrued liabilities                               123,263           51,638
  Accrued income taxes                               21,970            5,976
                                                 ----------       ----------
        Total current liabilities                   218,578           94,642

Long-term debt, net of discount and
  current portion                                   317,547          181,903

Other long-term liabilities                          27,000            7,103

Stockholders' equity:
  Preferred stock                                      --               --
  Common stock                                           12               10
  Paid-in capital                                   131,238           99,827
  Foreign currency translation adjustment              (606)            --
  Notes receivable-stock option exercise             (1,024)          (1,117)
  Accumulated deficit                              (109,902)         (81,587)
                                                 ----------       ----------
        Total stockholders' equity                   19,718           17,133
                                                 ----------       ----------
        Total liabilities and
             stockholders' equity                $  582,843       $  300,781
                                                 ==========       ==========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)

                                       52 Weeks       53 Weeks       52 Weeks
                                        Ended          Ended          Ended
                                     February 1,    February 3,    January 28,
                                        1997           1996           1995
                                     ----------     ----------     ----------

Net revenue                          $  683,990     $  577,091     $  528,049

Costs and expenses:
  Cost of goods sold                    221,304        182,934        164,723
  Operating expenses                    390,518        332,471        305,470
  Depreciation and amortization          20,129         15,730         14,892
  Business integration and other
    non-recurring charges                64,400           --             --
                                     ----------     ----------     ----------

    Total costs and expenses            696,351        531,135        485,085
                                     ----------     ----------     ----------

Income (loss) from operations           (12,361)        45,956         42,964

Interest expense                        (23,735)       (22,149)       (23,680)
Interest income                           1,704            761            464
                                     ----------     ----------     ----------

Income (loss) before income
  taxes and extraordinary item          (34,392)        24,568         19,748

Income tax provision (benefit)           (6,759)        10,810         (4,909)
                                     ----------     ----------     ----------

Income (loss) before
  extraordinary item                    (27,633)        13,758         24,657

Extraordinary loss on
  early extinguishment of debt             (682)          --             (917)
                                     ----------     ----------     ----------

Net income (loss)                    $  (28,315)    $   13,758     $   23,740
                                     ==========     ==========     ==========

Earnings (loss) per common share:
  Income (loss) before
    extraordinary item               $    (2.44)    $     1.32     $     2.62
  Extraordinary loss                       (.06)          --             (.10)
                                     ----------     ----------     ----------
  Net income (loss)                  $    (2.50)    $     1.32     $     2.52
                                     ==========     ==========     ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                       52 Weeks         53 Weeks       52 Weeks
                                                        Ended            Ended          Ended
                                                      February 1,     February 3,    January 28,
                                                         1997            1996           1995
                                                      ----------      ----------     ----------
Cash flows from operating activities:
  Net income (loss)                                   $  (28,315)     $   13,758     $   23,740
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
      Extraordinary loss on
        early extinguishment of debt                         682            --              917
      Non-recurring charges                               23,292            --             --
      Depreciation and amortization                       20,129          15,730         14,892
      Non-cash interest expense                              440             454            469
      Deferred income taxes                              (16,194)          4,495        (10,153)
      Change in assets and liabilities net
        of effects from acquisitions:
         Increase in accounts and notes
            receivable, prepaid expenses and
            other assets                                  (3,967)         (4,905)        (4,610)
         Decrease (increase) in inventories               (3,582)          2,452         (8,723)
         Increase (decrease) in accounts
            payable, accrued liabilities,
            and other liabilities                         73,382           3,095         (1,252)
         Increase (decrease) in accrued
            interest                                       2,580             115         (2,451)
         Increase in accrued income taxes                 16,256           1,332          2,807
                                                      ----------      ----------     ----------
                Net cash provided by
                  operating activities                    84,703          36,526         15,636
                                                      ----------      ----------     ----------
Cash flows from financing activities:
  Repayment of long-term debt                            (17,105)         (5,406)       (56,859)
  Payment of deferred financing fees                      (6,066)           --             (100)
  Net proceeds from sale of common stock                  26,202            --           54,540
  Proceeds from long-term debt, net                      148,875            --             --
  Other                                                      664              69             96
                                                      ----------      ----------     ----------
                Net cash provided (used) by
                  financing activities                   152,570          (5,337)        (2,323)
                                                      ----------      ----------     ----------
Cash flows from investing activities:
  Purchases of property and equipment, net               (23,469)        (19,832)       (18,527)
  Acquisitions of businesses, net of cash
    acquired                                            (157,426)           (800)        (4,675)
  Investment in Pearle Trust B.V.                         (6,102)           --             --
  Systems development costs                               (3,820)           (755)        (1,295)
  Other, net                                              (2,575)           (272)            10
                                                      ----------      ----------     ----------
                Net cash used by
                  investing activities                  (193,392)        (21,659)       (24,487)
                                                      ----------      ----------     ----------
Cash and temporary cash investments:
  Net increase (decrease) during
    the period                                            43,881           9,530        (11,174)
  Balance, beginning of the period                        29,260          19,730         30,904
                                                      ----------      ----------     ----------
  Balance, end of the period                          $   73,141      $   29,260     $   19,730
                                                      ==========      ==========     ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                   COLE NATIONAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                                                   Foreign
                                                                   Currency         Notes
                                                                    Trans-        Receivable                        Total
                                                                    lation          Stock           Accum-          Stock-
                                       Common        Paid-In        Adjust-         Option          ulated         holders'
                                       Stock         Capital         ment          Exercise         Deficit         Equity
                                     ---------      ---------      ---------       ---------       ---------       ---------
Balance, January 29, 1994            $       5      $  45,140      $    --         $  (1,130)      $(119,085)      $ (75,070)
                                     ---------      ---------      ---------       ---------       ---------       ---------

  Net income                              --             --             --              --            23,740          23,740

  Proceeds from initial public
    offering                                 5         54,535           --              --              --            54,540

  Exercise of stock options               --               74           --              --              --                74

  Repayment of notes
    receivable                            --             --             --                22            --                22
                                     ---------      ---------      ---------       ---------       ---------       ---------

Balance, January 28, 1995                   10         99,749           --            (1,108)        (95,345)          3,306
                                     ---------      ---------      ---------       ---------       ---------       ---------

  Net income                              --             --             --              --            13,758          13,758

  Exercise of stock options               --               78           --                (9)           --                69
                                     ---------      ---------      ---------       ---------       ---------       ---------

Balance, February 3, 1996                   10         99,827           --            (1,117)        (81,587)         17,133
                                     ---------      ---------      ---------       ---------       ---------       ---------

  Net loss                                --             --             --              --           (28,315)        (28,315)

  Net proceeds from sale
    of common stock                          1         26,201           --              --              --            26,202

  Stock options granted                   --            4,153           --              --              --             4,153

  Exercise of stock options                  1          1,057           --               (49)           --             1,009

  Repayment of notes receivable           --             --             --               142            --               142

  Effect of foreign
    currency translation                  --             --             (606)           --              --              (606)
                                     ---------      ---------      ---------       ---------       ---------       ---------

Balance, February 1, 1997            $      12      $ 131,238      $    (606)      $  (1,024)      $(109,902)      $  19,718
                                     =========      =========      =========       =========       =========       =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                   COLE NATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Summary of Significant Accounting Policies

     Basis of Presentation -

          The consolidated financial statements include the accounts of Cole National Corporation (CNC), its wholly owned Subsidiaries, including Cole National Group, Inc. (CNG), and CNG's wholly owned subsidiaries (collectively, the Company). CNG's subsidiaries include Pearle, Inc. (Pearle) which was acquired on November 15, 1996 (see Note 2). All significant intercompany transactions have been eliminated in consolidation.

          The Company is a specialty service retailer operating in both host and non-host environments. The Company's primary lines of business are eyewear products and services and personalized gifts. Eyewear products and services and personalized gifts represented approximately 60% and 40%, respectively, of sales in 1996 and 50% of sales each in 1995 and 1994. With the acquisition of Pearle, eyewear products and services are expected to comprise over 70% of the Company's net revenue in 1997.

          The Company sells its products through over 2,777 company-owned retail locations and 338 franchised locations in all 50 states, Canada, and the Caribbean, and differentiates itself from other specialty retailers by providing value-added services at the point of sale at all of its retail locations. The Company considers its operations to be in one business segment.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are identified according to the calendar year in which they begin. Fiscal years 1996 and 1994 consisted of 52 weeks while fiscal year 1995 consisted of 53 weeks.

     Inventories -

          The Company's inventories are valued at the lower of first-in, first-out (FIFO) cost or market.

     Property and Depreciation -

          The Company's policy is to provide depreciation using the straight-line method over a period which is sufficient to amortize the cost of the asset during its useful life or lease term, whichever is shorter.

          The estimated useful lives for depreciation purposes are:

               Buildings and improvements              5 to 40 years
               Equipment                               3 to 10 years
               Furniture and fixtures                  2 to 10 years
               Leasehold improvements                  2 to 20 years

          Property and equipment, at cost, consist of the following as of February 1, 1997 and February 3, 1996 (000's omitted):

                                                      1997          1996
                                                    --------      --------
          Land and buildings                        $ 10,604      $  3,615
          Furniture, fixtures and equipment          148,116       116,968
          Leasehold improvements                      57,855        36,467
                                                    --------      --------
                  Total property and equipment      $216,575      $157,050
                                                    ========      ========

     Store Opening Expenses -

          Store opening expenses are charged to operations in the year the store is opened, which is generally the year the expense is incurred.

     Notes Receivable -

          The Company's notes receivable are primarily from Pearle's franchisees throughout the U.S. and are collateralized by inventory, equipment, and leasehold improvements at each location. The notes generally bear interest at the prime rate plus 3% and require monthly payments of principal and interest over periods of up to ten years.

     Intangible Assets -

          Intangible assets, net consist of the following at February 1, 1997 and February 3, 1996 (000's omitted):

                                                 1997           1996
                                               --------       --------
          Tradenames                           $ 49,198       $   --
          Goodwill                               90,110         81,163
                                               --------       --------
                                               $139,308       $ 81,163
                                               ========       ========

          Tradenames acquired in connection with the Pearle acquisition are being amortized on a straight-line basis over 40 years and are presented net of accumulated amortization of $262,000 at February 1, 1997.

          Goodwill is being amortized on a straight-line basis over 40 years and is presented net of accumulated amortization of $30,609,000 and $29,640,000 at February 1, 1997 and February 3, 1996, respectively. Management regularly evaluates its accounting for goodwill considering primarily such factors as historical profitability, current operating profits and cash flows. The Company believes that, at February 1, 1997, the asset is realizable and the amortization period is still appropriate.

     Other Assets -

          Financing costs incurred in connection with obtaining long-term debt are capitalized in other assets and amortized over the life of the related debt using the effective interest method.

     Other Long-Term Liabilities -

          Other long-term liabilities consist primarily of certain employee benefit obligations, deferred lease credits and other lease-related obligations not expected to be paid within 12 months and deferred income taxes. Deferred lease credits are amortized on a straight-line basis over the life of the applicable lease.

     Cash Flows -

          For purposes of reporting cash flows, the Company considers all temporary cash investments, which have original maturities of three months or less, to be cash equivalents. The carrying amounts of cash and cash equivalents approximate fair value due to the short maturity of those instruments.

          Net cash flows from operating activities reflect cash payments for income taxes and interest as follows (000's omitted):

                                    1996          1995          1994
                                  --------      --------      --------
          Income taxes            $  5,300      $  4,265      $  2,249
          Interest                $ 20,834      $ 21,580      $ 24,662

          During 1996 and 1995, non-cash financing activities included incurring $2,504,000 and $3,192,000, respectively, in capital lease obligations.

     Revenues -

          Revenues include sales of goods and services to retail customers at company-operated stores, sales of merchandise inventory to franchisees and other outside customers, and other revenues from franchisees such as royalties based on sales, interest income on notes receivable and initial franchise fees. Other revenues from franchisees totaled $4.0 million in fiscal 1996.

          Franchise revenues based on sales by franchisees are accrued as earned. Initial franchise fees are recorded as income when all material services or conditions relating to the sale of the franchises have been substantially performed or satisfied by the Company and when the related store begins operations.

     Advertising -

          The Company expenses advertising production costs and advertising costs as incurred. Advertising expense was approximately $33,630,000; $23,560,000 and $20,370,000 for 1996, 1995 and 1994, respectively. The
     Company has certain commitments to purchase advertising in fiscal 1997 approximating $8,000,000.

     Foreign Currency Translation -

          The assets and liabilities of the Company's foreign subsidiaries and its investment in Pearle Trust B.V. are translated to United States dollars at the rates of exchange on the balance sheet date. Income and expense items are translated at average monthly rates of exchange. Translation gains or losses are included in the foreign currency translation adjustment component of stockholders' equity.

     Capital Stock -

          At February 1, 1997 and February 3, 1996, there were 11,965,473 and 10,430,185, respectively, shares of common stock, par value $.001 per share (the Common Stock), outstanding. At February 1, 1997, there were 24,000,000 and 1,000,000 authorized shares of Common Stock and undesignated preferred stock, respectively.

     Earnings Per Share -

          Earnings per share for 1996, 1995 and 1994 have been calculated based on 11,333,453; 10,415,047 and 9,395,319, respectively, weighted average number of common shares outstanding. The impact of stock options and warrants has not been included in the calculation of earnings per share as the effect of their exercise is not material or is antidilutive.

          In fiscal 1997 the Company will adopt Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". This statement simplifies the standards for computing earnings per share and makes them comparable to international earnings per share. The adoption of this standard will not impact the Company's results of operations, financial position or cash flows.

     Asset Impairment -

          In the first quarter of 1996 the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Adoption of this standard did not have a material impact on the Company's results of operations, financial position or cash flows. During the fourth quarter of 1996, due to the Pearle acquisition and operating results, the Company recorded a provision for impairment (see Note 3).

     Reclassifications -

          Certain 1995 and 1994 amounts have been reclassified to conform with the 1996 presentation.

(2)  Acquisitions of Businesses

          On November 15, 1996, the Company purchased, for an aggregate purchase price of $219.7 million, including the costs of acquisition, certain assets and all of the issued and outstanding common stock of Pearle. Pearle consisted of 346 company-operated optical stores and 340 franchised locations in the United States, Canada and the Caribbean and 193 locations in the Netherlands and Belgium. For its most recent fiscal year ended

     September 30, 1996, Pearle reported annual net revenue of $366.0 million including $63.8 million from its European operations.

          Immediately following the acquisition, the Company sold Pearle Holdings B.V., Pearle's European operations, to Pearle Trust B.V. (Pearle B.V.) for approximately $62 million. No gain or loss was recorded on this transaction. The Company has a 20% common equity interest in Pearle B.V., 12.5% redeemable preferred stock of $1.8 million and a 10% shareholder loan receivable of $3.9 million. The Company's investment in Pearle B.V. is being accounted for under the equity method of accounting.

          The Pearle acquisition was accounted for under the purchase method of accounting. The results of operations of Pearle have been included in the consolidated financial statements since the date of acquisition. The purchase price was allocated to the assets acquired and liabilities assumed based upon their relative fair values as of the closing date. This resulted in an excess of purchase price over net assets acquired of $20.2 million. The relative fair values of the assets acquired and liabilities assumed were based upon valuations and other studies and included tradenames of $49.5 million, unfavorable leasehold interests of $7.5 million, accruals for involuntary severance and termination benefits of $4.4 million and other purchase price adjustments. As of February 1, 1997, approximately $175,000 of severance and termination benefits were paid and charged against these liabilities.

          The purchase price allocation is substantially complete but is subject to adjustment, should actual costs differ from the recorded amounts. Such adjustments, if made within one year from the date of acquisition, will be recorded as adjustments to goodwill. Thereafter, any cost incurred in excess of the liability recorded will be included in the determination of net income.

          On a pro forma basis, if the Pearle acquisition had taken place at the beginning of the respective periods, the unaudited consolidated net revenues would have been $933.8 million for fiscal 1996 and $873.7 million for fiscal 1995. After giving effect to certain pro forma adjustments, including adjustments to reflect the amortization of tradenames and goodwill, the elimination of transactions between Pearle and its former parent, the elimination of Pearle's provision for impairment of intangible assets and related costs which resulted from the acquisition, increased interest expense and reduced interest income associated with acquisition funding and the estimated related income tax effects, pro forma net loss in fiscal 1996 would have improved by $1.8 million or $0.16 per share and pro forma net income in 1995 would have decreased by $11.6 million or $1.11 per share from the amounts reported. Anticipated efficiencies from the consolidation of the Company and Pearle have not been reflected in these amounts because their realization cannot be assured.

          The unaudited pro forma results have been prepared for informational purposes only and should not be considered indicative of the actual results of operations which would have occurred had the acquisition been in effect at the beginning of the periods indicated, and do not purport to be indicative of results of operations which may occur in the future.

          The Company also made the following acquisitions, each of which has been accounted for under the purchase method of accounting. In November

     1996, the Company acquired all of the issued and outstanding stock of AOCO Limited, which operates 73 Sears Optical Departments and two freestanding Vision Club stores in Canada, for a purchase price of $2.6 million. In May 1995, the Company acquired the assets of 59 optical departments located in BJ's Wholesale Clubs for a purchase price of $1.1 million. In January 1994, the Company acquired the assets of 107 leased optical departments within Montgomery Ward stores for a purchase price of $4.7 million. Pro forma financial results have not been presented for these acquisitions as they did not have a material effect on the Company's results of operations.

(3)  Business Integration and Other Non-recurring Charges

          In the fourth quarter of fiscal 1996, the Company recorded a $64.4 million pre-tax charge for certain unusual and non-recurring items. Such charge was primarily related to the acquisition of Pearle and included costs incurred related to the integration and consolidation of Pearle into the Company's operations, as well as certain other non-recurring charges. The charge included $17.6 million for store and other facility closings, $21.6 million related to computer systems, $9.4 million for asset impairment and $15.8 million of other charges. Total cash outlay related to these charges is approximately $41.1 million, of which $2.9 million has been paid as of February 1, 1997. The remaining amount is expected to be incurred within the next 12 to 18 months, except for certain lease costs which may be incurred over the remaining life of the leases. Although the Company currently does not anticipate that there will be additional non-recurring charges in the future, as the integration and consolidation of Pearle is completed, additional costs may be incurred that will be charged against operating income at that time.

          Subsequent to the effective date of the Pearle acquisition, the Company identified certain unprofitable Pearle stores which it intends to close in fiscal 1997. At certain other on-going retail locations, a decision was made to close the in-store labs and supply these locations from other facilities. In addition, the Company decided to retain Pearle's distribution and central lab facilities, but to close Pearle's home office facility in Dallas, Texas. The charge for store and other facilities closings consists primarily of the remaining noncancellable term of operating leases and other obligations remaining on these facilities subsequent to their estimated date of closing along with the loss on fixed assets.

          In fiscal 1995, the Company entered into a ten-year agreement to outsource its systems integration needs and data processing operations. Due to the Pearle acquisition, the Company has reassessed its system requirements and decided to terminate its outsourcing agreement and install new systems utilizing the resources of internal and external systems integrators. The Company and the outsourcing entity have agreed in principle to the terms of the termination arrangement. The settlement cost of terminating the outsourcing agreement, as well as other related costs, have been accrued as of February 1, 1997. Hardware and software costs directly related to the development and installation of new systems which will benefit future operations have been and will be capitalized as incurred.

          Following the Pearle acquisition and in light of current year operating results, the Company reviewed the strategic direction of certain other operations. In accordance with SFAS No. 121, the Company determined that the goodwill associated with portions of its gift and optical businesses would not be recoverable as the carrying values of these businesses exceeded fair value, as measured by projected future discounted cash flows.

          The other charges include costs related to employee matters, including duplicate costs incurred through fiscal year end and costs related to hiring employees in connection with the consolidation of the Pearle home office functions, and other costs of management realignment. In addition, the other charges include incremental travel and professional fees incurred in connection with the integration of Pearle, along with costs of developing and implementing a new franchise agreement. Also, in February 1996, the Board of Directors granted stock options to executive officers at a share price equal to the market price of the common stock on the date of grant, which were subject to stockholder approval. The increase in the price of the common stock between the grant date and the date of stockholder approval resulted in $4.2 million of compensation expense. The options as approved contained accelerated vesting provisions if the common stock price rose to certain levels, which were reached in the fourth quarter of fiscal 1996. Because future periods will not benefit by this plan, the Company recognized the full costs of the plan as expense.

(4)  Public Offerings

          On April 18, 1994, the Company completed an initial public offering
     (IPO) of five million shares of Common Stock at a price to the public of $12.00 per share. Net proceeds from the IPO were $54.5 million and were used to retire outstanding debt (see Note 5).

          In 1996, the Company completed a public offering of 1,437,500 shares of Common Stock at a price to the public of $19.25 per share. The net proceeds from the offering were $26.2 million. A portion of the proceeds were used to purchase $15.1 million of 11.25% Senior Notes (the Senior Notes), plus accrued interest thereon (see Note 5).

(5)  Long-Term Debt

          Long-term debt at February 1, 1997 and February 3, 1996 is summarized as follows (000's omitted):

                                                       1997             1996
                                                    ----------       ----------
     7.5% Obligation in connection
       with Industrial Revenue Bonds                $      338       $      506

     11.25% Senior Notes:
       Face value                                      165,838          181,000
       Unamortized discount                             (1,455)          (1,834)
                                                    ----------       ----------
         Total 11.25% Senior Notes                     164,383          179,166

     9.875% Senior Subordinated Notes:
       Face value                                      150,000             --
       Unamortized discount                             (1,111)            --
                                                    ----------       ----------
         Total 9.875% Senior Subordinated Notes        148,889             --

     Capital lease obligations (see Note 11)             5,273            2,936
                                                    ----------       ----------
                                                       318,883          182,608
     Less current portion                               (1,336)            (705)
                                                    ----------       ----------

         Net long-term debt                         $  317,547       $  181,903
                                                    ==========       ==========

          The Senior Notes mature October 1, 2001 with no earlier scheduled redemption or sinking fund payments. Interest on the Senior Notes is payable semi-annually on each April 1 and October 1.

          On November 15, 1996, CNG issued $150 million of 9.875% Senior Subordinated Notes (the Notes) due in 2006. The Notes were used by the Company to finance a portion of the Pearle acquisition (see Note 2). Interest on the Notes is payable semi-annually in arrears on December 31 and June 30 commencing June 30, 1997.

          The Senior Notes and the Notes are general unsecured obligations of CNG, subordinated in right of payment to senior indebtedness of CNG and senior in right of payment to any current or future subordinated indebtedness of CNG.

          The indentures pursuant to which the Senior Notes and the Notes were issued restrict dividend payments to the Company to 50% of CNG's net income after October 31, 1993, plus amounts due to the Company under a tax sharing agreement and for administrative expenses of the Company not to exceed 0.25% of CNG's net revenue. The indentures also contain certain optional and mandatory redemption features and other financial covenants. The Company was in compliance with these covenants at February 1, 1997.

          Proceeds from the IPO were used to retire $4.0 million of the Senior Notes and $50.0 million of other notes during the first quarter of fiscal 1994. The Company recorded an extraordinary loss of $0.9 million, net of an income tax benefit of $0.5 million, representing the payment of premiums, the write-off of unamortized discount and other costs associated with retiring this debt.

          A portion of the proceeds from the Company's 1996 stock offering was used to purchase $15.1 million of the Senior Notes. The Company recorded an extraordinary loss of $0.7 million, net of an income tax benefit of $0.5 million, representing the payment of premiums, the write-off of unamortized discount and other costs associated with retiring this debt.

          The agreement in connection with the Industrial Revenue Bonds provides for repayment of the obligation in annual installments of $168,750 through 1998. The Industrial Revenue Bonds are secured by office and distribution facilities with a net book value of $1,646,000 at February 1, 1997.

          At February 1, 1997, the fair value of the Company's long-term debt was approximately $346.7 million compared to a carrying value of $318.9 million. The fair value was estimated primarily by using quoted market prices.

(6)  Credit Facility

          Concurrent with the Pearle acquisition, the principal operating subsidiaries of CNG (the Borrowers) entered into a Credit Facility. The Credit Facility replaced, concurrent with the issuance of the Notes, the existing revolving credit facility.

          The Credit Facility provides the Borrowers with a four-year revolving line of credit of up to the lesser of a "borrowing base" or $75 million. Up to $30 million of the Credit Facility is available for the issuance of letters of credit. Borrowings under the Credit Facility initially bear interest at a rate equal to, at the option of the Borrowers, either (a) the Eurodollar Rate plus 1.25% or (b) 0.25% plus the highest of (i) the prime rate, (ii) the three-week moving average of the secondary market rates for three-month certificates of deposit plus 1% and (iii) the federal funds rate plus 0.5%. The Company pays a commitment fee of 0.375% per annum on the total unused portion of the facility. Additionally, the Credit Facility requires the Borrowers to comply with various operating covenants that restrict corporate activities, including covenants restricting the Borrowers' ability to incur additional indebtedness, pay dividends, prepay subordinated indebtedness, dispose of certain investments or make acquisitions. The Credit Facility also requires the Borrowers to comply with certain financial covenants, including covenants regarding minimum interest coverage, maximum leverage and consolidated net worth. The Borrowers were in compliance with these covenants at February 1, 1997.

          The Credit Facility restricts dividend payments to CNG to amounts needed to pay interest on the Senior Notes and the Notes, and certain amounts related to taxes, along with up to $8.0 million plus 0.25% of the Company's net revenue annually for other direct expenses of CNC or CNG. In addition, dividends of up to $20.0 million are permitted to repurchase the Senior Notes and/or the Notes.

          The maximum amount of short-term borrowings outstanding during 1995 was $3.5 million. No amounts were outstanding as of February 1, 1997 or February 3, 1996, or at any time during fiscal 1996.

(7)  Stock Options and Warrants

          The Company had stock options outstanding at February 1, 1997 under the 1992, the 1993 and the 1996 Management Stock Option Plans (the 1992, 1993 and 1996 Plans), the 1993 Option Agreements granting options to non-employee Directors (the 1993 Option Agreements) and the 1994 non-qualified Stock Option Plan for non-employee Directors (the 1994 Plan). The Company is authorized to issue to key employees up to 555,556; 600,000 and 884,000 shares of Common Stock under the 1992, 1993 and 1996 Plans, respectively. The Company is also authorized to issue to non-employee Directors of the Company up to 22,500 and 100,000 shares of Common Stock under the 1993 Option Agreements and the 1994 Plan, respectively. Options generally become exercisable over a three-, four- or five-year period from the date of grant and expire ten years from the date of grant.

          A summary of the status of the Company's stock option plans as of January 28, 1995, February 3, 1996 and February 1, 1997, and changes during each of the fiscal years is presented below:

                                  1994                             1995                             1996
                       ---------------------------      ---------------------------      ---------------------------
                                         Weighted-                        Weighted-                        Weighted-
                                         Average                          Average                          Average
                                         Exercise                         Exercise                         Exercise
                         Shares           Price           Shares           Price           Shares           Price
                       ----------       ----------      ----------       ----------      ----------       ----------
Outstanding at
  beginning of
  year                    813,922       $    13.88         668,554       $     9.14         749,297       $     9.76
Granted                     5,000            12.63         123,100            11.34         804,000            13.87
Exercised                 (24,775)            3.00         (25,066)            3.11         (97,787)            6.08
Canceled                 (125,593)           18.31         (17,291)            6.93         (11,722)           10.19
                       ----------                       ----------                       ----------
Outstanding at
  end of year             668,554             9.14         749,297             9.77       1,443,788            12.29
                       ==========                       ==========                       ==========

Exercisable at
  end of year             273,772             6.73         385,646             8.37         508,530             9.86

Weighted-average
  fair value of
  options granted
  during the year                                       $     5.11                       $    10.87

                        A summary of information about stock options outstanding at February 1, 1997, is presented below:


                            Options Outstanding                                Options Exercisable
          -------------------------------------------------------------      ------------------------
                                                Weighted-
                                                 Average      Weighted-                     Weighted-
                                  Number        Remaining      Average         Number        Average
             Range of               of         Contractual     Exercise          of          Exercise
          Exercise Prices         Shares          Life          Price          Shares         Price
          ---------------       ---------      ---------      ---------      ---------      ---------
               $3.00               93,848       5.6 years     $    3.00         93,848      $    3.00
          $ 9.75 to $13.69      1,208,940       8.1               11.15        414,682          11.41
          $24.88 to $28.63        141,000      10.0               28.25           --             --
                                ---------                                    ---------
          $ 3.00 to $28.63      1,443,788       8.1               12.29        508,530           9.86
                                =========                                    =========

          At February 1, 1997, there were 115,006 shares available for future grant under the 1992, 1993 and 1996 Plans and 92,500 shares available for future grant under the 1994 Plan.

          During 1994, the Company offered holders of options under the 1993 Plan the opportunity to exchange a portion of their existing vested and unvested stock options for a reduced number of new options under the 1993 Plan with adjusted exercise prices and vesting schedules. The result was to reduce the aggregate number of options outstanding under the 1993 Plan, to extend the vesting schedule for the repriced options from four to five years and to reduce the maximum exercise price from $27.00 per share to $12.25 per share.

          Payment for certain options exercised between 1993 and 1996 has been made by executing promissory notes, of which $1,024,000 were outstanding at February 1, 1997. The promissory notes are secured by the shares of common stock acquired and payable five years from the date of exercise at interest rates ranging from 5.33% to 6.37%.

          At February 1, 1997, there were warrants outstanding to purchase 173,678 shares of common stock. Of these, warrants to purchase 2,625 shares are exercisable at $1.00 per share and expire in 2000. Warrants to purchase 92,104 shares are exercisable at $24.70 per share and expire on May 7, 1997. Warrants to purchase 78,949 shares are exercisable at $49.40 per share and expire on March 6, 1999.

          The Company applies APB Opinion 25 and related Interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for its stock option plans in fiscal 1994 and fiscal 1995. Compensation cost that has been charged against income for its stock-based plans in fiscal 1996 was $4.2 million as discussed in Note 3. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the dates of awards under those plans consistent with the method of SFAS No. 123, the Company's net loss and loss per share in fiscal 1996 would have been increased to $30,234,000 and $2.67, respectively, and its net income and earnings per share in fiscal 1995 would have been reduced to $13,617,000 and $1.31, respectively.

          The fair value of each option grant in fiscal 1995 and 1996 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rates of 6.4% and 6.2% for grants in fiscal 1995 and 1996, respectively, and expected lives of six years and volatility of 33% for options granted in both fiscal years. Because the SFAS No. 123 method of accounting has not been applied to options prior to January 29, 1995, the resulting pro forma expense may not be representative of that to be expected in the future.

(8)  Stockholders' Equity

          In August 1995, the Company's Board of Directors approved a Stockholders' Rights Plan. The Rights Plan provides for the distribution of one Right for each outstanding share of the Company's Common Stock held of record as of the close of business on September 1, 1995 or that thereafter become outstanding prior to the earlier of the Final Expiration Date of the Rights or the first date upon which the Rights become exercisable. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, without par value, at a price of $40.00, subject to adjustment. The Rights are only exercisable if a person or group buys or announces a tender offer for 15% or more of the Company's Common Stock. In the event such a transaction occurs, Rights that are beneficially owned by all other persons would be adjusted and such holders would thereafter have the right to receive, upon exercise thereof at the then current exercise price of the Right, that number of shares of Common Stock (or, under certain circumstances, an economically equivalent security of the Company) having a market value of two times the exercise price of the Right. The Rights will expire on August 31, 2005, unless extended or unless the Rights are earlier redeemed by the Company in whole, but not in part, at a price of $0.01 per Right, or exchanged.

(9)  Income Taxes

          Income tax provision (benefit) for fiscal 1996, 1995 and 1994 is detailed below (000's omitted):

                                           1996         1995         1994
                                         --------     --------     --------
     Currently payable -
       Federal                           $  7,408     $  4,518     $  3,228
       State and local                      2,027        1,797        2,016
                                         --------     --------     --------
                                            9,435        6,315        5,244
                                         --------     --------     --------
     Deferred -
       Federal                            (16,194)       3,361         (766)
       Utilization of net operating
         loss carryforwards                  --          1,134        4,859
       Change in valuation allowance         --           --        (14,246)
                                         --------     --------     --------
                                          (16,194)       4,495      (10,153)
                                         --------     --------     --------

       Income tax provision (benefit)    $ (6,759)    $ 10,810     $ (4,909)
                                         ========     ========     ========

          The income tax provision (benefit) reflected in the accompanying consolidated statements of operations differs from the federal statutory rate as follows (000's omitted):

                                          1996         1995        1994
                                        --------     --------    --------
     Tax provision (benefit) at
       statutory rate                   $(12,038)    $  8,599    $  6,912
     Tax effect of -
       State income taxes, net of
         federal tax benefit               1,318        1,168       1,310
       Amortization of goodwill              936          900         901
       Non-recurring charges               2,666         --          --
       Change in valuation allowance        --           --       (14,246)
       Other, net                            359          143         214
                                        --------     --------    --------
         Tax provision (benefit)        $ (6,759)    $ 10,810    $ (4,909)
                                        ========     ========    ========

          The tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets and deferred tax liabilities at February 1, 1997 and February 3, 1996 are as follows (000's omitted):

                                                    1997            1996
                                                  --------        --------
     Deferred tax assets:
       Employee benefit accruals                  $  6,137        $  3,375
       Business integration accruals                13,373            --
       Other non-deductible accruals                15,066           3,959
       State and local taxes                         1,277           1,108
       Tax credit and net operating
         loss carryforwards                           --             1,990
       Intangibles                                   6,148            --
       Other                                         8,569           1,252
                                                  --------        --------
         Total deferred tax assets                  50,570          11,684
                                                  --------        --------

     Deferred tax liabilities:
       Depreciation and amortization                (5,543)         (5,225)
       Other                                        (5,535)           (836)
                                                  --------        --------
         Total deferred tax liabilities            (11,078)         (6,061)
                                                  --------        --------

     Net deferred taxes                           $ 39,492        $  5,623
                                                  ========        ========

          Accrued income taxes at February 1, 1997 includes $15.0 million of taxes due on the sale of Pearle Holdings B.V. that were reimbursed to the Company by the seller in connection with the Pearle acquisition.

(10) Retirement Plans

          The Company maintains a noncontributory defined benefit pension plan (the Retirement Plan) that covers employees who have met eligibility service requirements and are not members of certain collective bargaining units. The Retirement Plan calls for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Company and their compensation levels near retirement.

          The Company's policy is to fund amounts necessary to keep the Retirement Plan in full force and effect, in accordance with the Internal Revenue Code and the Employee Retirement Income Security Act of 1974.

     Actuarial present values of benefit obligations are determined using the projected unit credit method.

          Pension expense for fiscal 1996, 1995 and 1994 includes the following components (000's omitted):

                                           1996           1995           1994
                                         --------       --------       --------

     Service cost - benefits earned
       during the period                 $    646       $    528       $    581

     Interest cost on the projected
       benefit obligation                   1,467          1,369          1,292

     Less:
       Return on plan assets -
             Actual                        (1,669)        (1,138)           178
             Deferred                         477             11         (1,294)
                                         --------       --------       --------
                                           (1,192)        (1,127)        (1,116)
       Amortization of transition
             asset over 17.9 years           (179)          (179)          (179)
                                         --------       --------       --------
               Net pension expense       $    742       $    591       $    578
                                         ========       ========       ========

          The following sets forth the funded status of the Retirement Plan at December 31, 1996 and 1995 based upon the actuarial present values of benefit obligations (000's omitted):

                                                     1996           1995
                                                   --------       --------
     Accumulated benefit obligations:
         Vested                                    $ 17,605       $ 17,147
         Nonvested                                      238            291
                                                   --------       --------
               Total                               $ 17,843       $ 17,438
                                                   ========       ========

     Projected benefit obligation
       for service rendered to date                $ 19,046       $ 19,030
     Fair value of plan assets,
       primarily money market and
       equity mutual funds                           16,774         13,849
                                                   --------       --------
     Plan assets less than projected
       benefit obligation                            (2,272)        (5,181)
     Unrecognized prior service cost                    140            168
     Net unrecognized loss                            1,252          2,983
     Unamortized transition asset                    (1,416)        (1,595)
                                                   --------       --------
                   Pension liability included
                     in accrued liabilities        $ (2,296)      $ (3,625)
                                                   ========       ========

          The weighted average discount rate used to measure the projected benefit obligation was 8.0% in 1996 and 7.75% in 1995. For both years, the rate of increase in future compensation levels was 5.0% and the expected long-term rate of return on plan assets was 9.5%.

          The Company has a defined contribution plan, including features under
     Section 401(k) of the Internal Revenue Code, which provides retirement benefits to its employees. Eligible employees may contribute up to 15% of their compensation to the plan. There is no mandatory matching of employee contributions by the Company, but discretionary matches of $327,000, $164,000 and $164,000 were recorded for 1996, 1995 and 1994, respectively.

          The Company also has a contributory profit-sharing plan for Pearle employees meeting certain service requirements as defined in the plan. The Company's contribution to the plan consists of a minimum matching contribution plus an additional performance contribution. Profit sharing expense amounted to $229,000 in 1996.

          During fiscal 1994, the Company established two Supplemental Executive Retirement Plans which will provide for the payment of retirement benefits to participating executives supplementing amounts payable under the Company's Retirement Plan. The first plan is an excess benefit plan designed to replace benefits that would otherwise have been payable under the Retirement Plan but that were limited as a result of certain tax law changes. The second plan is a defined contribution plan under which participants will receive an annual credit based on a percentage of base salary, subject to vesting requirements. Expense for these plans for fiscal 1996, 1995 and 1994 was $468,000, $447,000 and $413,000, respectively.

(11) Commitments

          The Company leases a substantial portion of its facilities including laboratories, office and warehouse space, and retail store locations. These leases generally have initial terms of up to 10 years and often contain renewal options. Certain of the store locations have been sublet to franchisees. In most leases covering retail store locations, additional rents are payable based on store sales. In addition, the Company operates departments in various host stores paying occupancy costs solely as a percentage of sales under agreements containing short-term cancellation clauses. Generally, the Company is required to pay taxes and normal expenses of operating the premises for laboratory, office, warehouse and retail store leases; the host stores pay these expenses for departments operated on a percentage-of-sales basis. The following amounts represent rental expense for fiscal 1996, 1995 and 1994 (000's omitted):

                                           1996           1995           1994
                                         --------       --------       --------
     Occupancy costs based on sales      $ 53,152       $ 50,218       $ 47,198
     All other rental expense              45,365         32,697         30,003
     Sublease rental income                (5,935)        (1,510)        (1,455)
                                         --------       --------       --------
                                         $ 92,582       $ 81,405       $ 75,746
                                         ========       ========       ========

          During 1996 and 1995, the Company entered into leases for equipment which have been accounted for as capital leases. At February 1, 1997 and February 3, 1996, property under capital leases consisted of $5,696,000 and $3,192,000 in equipment with accumulated amortization of $397,000 and $37,000, respectively.

          At February 1, 1997, future minimum lease payments and sublease income receipts under noncancellable leases, and the present value of future minimum lease payments for capital leases are as follows (000's omitted):

                                                             Operating Leases
                                            Capital       ----------------------
                                            Leases        Payments      Receipts
                                           --------       --------      --------
            1997                           $  1,497       $ 66,887      $ 13,528
            1998                              1,494         58,641        11,503
            1999                              1,499         50,277         9,202
            2000                              1,295         37,386         6,655
            2001                                353         26,797         4,112
            2002 and thereafter                --           65,157         6,152
                                           --------       --------      --------
     Total future minimum lease payments      6,138       $305,145      $ 51,152
                                                          ========      ========
     Amount representing interest              (865)
                                           --------
     Present value of future minimum
       lease payments                      $  5,273
                                           ========

(12) Quarterly Results of Operations (Unaudited)

          The Company's business is seasonal, with approximately 30% of its revenue and approximately 50% of its income from operations generated in the fourth fiscal quarter which contains the important Christmas selling season.

          The following is a summary of quarterly financial data for the 52 weeks ended February 1, 1997 and the 53 weeks ended February 3, 1996. The fourth quarter of fiscal 1996 includes a $64.4 million pre-tax charge for business integration and other non-recurring charges (see Note 3). The fourth quarter of fiscal 1995 consisted of 14 weeks; all other quarters consisted of 13 weeks (000's omitted, except per share amounts):

                                                  Quarter Ended
                                  ---------------------------------------------
                                   May 4,      Aug. 3,     Nov. 2,     Feb. 1,
                                    1996        1996        1996        1997
                                  ---------   ---------   ---------   ---------

     Net revenue                  $ 142,890   $ 153,465   $ 146,702   $ 240,933
     Gross margin                    98,390     106,065     101,929     156,302
     Income (loss) before
       extraordinary loss               980       5,177       1,173     (34,963)
     Net income (loss)                  980       4,495       1,173     (34,963)
     Earnings (loss) per share:
       Income (loss) before
         extraordinary loss             .09         .47         .10       (2.93)
     Net income (loss)                  .09         .41         .10       (2.93)

                                                  Quarter Ended
                                  ---------------------------------------------
                                   Apr. 29,    July 29,     Oct. 28,    Feb. 3,
                                    1995         1995        1995        1996
                                  ---------    ---------   ---------   --------

     Net revenue                  $ 125,254    $ 138,099   $ 138,646  $ 175,092
     Gross margin                    86,530       94,758      95,465    117,404
     Net income (loss)                  (27)       3,766         229      9,790
     Earnings per share                 .00          .36         .02        .94

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                       ON THE FINANCIAL STATEMENT SCHEDULE


To Cole National Corporation:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in this Form 10-K and have issued our report thereon dated March 19, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.



                                        ARTHUR ANDERSEN LLP

Cleveland, Ohio,
March 19, 1997.

                                                                      Schedule I


                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

================================================================================

Cole National Corporation
Condensed Balance Sheets
February 1, 1997 and February 3, 1996
(Dollars in millions)

                                                              1997         1996
                                                             ------       ------

Assets:

Receivable from subsidiaries                                 $ 65.3       $ 14.4
Investment in subsidiaries                                    (36.1)         2.8
Note receivable Pearle Trust B.V                                3.5         --
Investment in Pearle Trust B.V                                  1.9         --
Interest receivable                                              .2         --
Property and equipment, net                                     4.7          2.4
                                                             ------       ------

     Total assets                                            $ 39.5       $ 19.6
                                                             ======       ======


Liabilities and Stockholders' Equity:

Accounts payable and accrued expenses                        $ 15.2       $   .2
Long-term debt                                                  4.1          2.1
Deferred income taxes                                            .5           .2
Stockholders' equity                                           19.7         17.1
                                                             ------       ------

     Total liabilities and stockholders' equity              $ 39.5       $ 19.6
                                                             ======       ======

                                                                      Schedule I
                                                                     (continued)

Cole National Corporation
Condensed Statements of Operations and Cash Flows
52 Weeks Ended February 1, 1997, 53 Weeks Ended February 3, 1996 and 52 Weeks Ended January 28, 1995 (Dollars in millions)

                                          February 1,  February 3,   January 28,
                                             1997         1996          1995
                                            ------       ------        ------
Revenue:
  Dividends from subsidiaries               $ 15.4       $ 13.5        $ --
  Services to affiliates                        .6           .3            .1
                                            ------       ------        ------
    Total revenue                             16.0         13.8            .1
Operating expenses                             (.8)         (.3)          (.1)
Interest income (expense)                       .8         --            (1.4)
                                            ------       ------        ------
  Pre-tax income (loss)                       16.0         13.5          (1.4)
Income tax (expense) benefit                   (.3)        --             1.2
                                            ------       ------        ------
Income (loss) before equity in
  undistributed earnings (loss)
  of subsidiaries and
  extraordinary item                          15.7         13.5           (.2)
Equity in undistributed
  earnings (loss)
  of subsidiaries                            (43.4)          .3          24.7
                                            ------       ------        ------
Income (loss) before
  extraordinary item                         (27.7)        13.8          24.5
Extraordinary loss                             (.6)        --             (.8)
                                            ------       ------        ------
Net income (loss)                            (28.3)        13.8          23.7
                                            ------       ------        ------
Adjustments to reconcile net
  income (loss) to cash provided
  (used) by operations                        43.9        (13.2)        (27.2)
                                            ------       ------        ------
Net cash provided (used) by
  operating activities                        15.6           .6          (3.5)
                                            ------       ------        ------
Financing activities:
  Repayment of long-term debt                  (.3)         (.3)        (51.2)
  Proceeds from sale of common
    stock                                     26.2         --            54.5
  Cash contributed to subsidiaries            --            (.3)         --
  Proceeds from stock option
    exercises                                   .6         --              .2
                                            ------       ------        ------
Net cash provided (used) by
  financing activities                        26.5          (.6)          3.5
                                            ------       ------        ------
Investing activities:
  Advances to affiliates                     (35.0)        --            --
  Purchase of CNG Notes                      (16.1)        --            --
  Proceeds from sale of CNG Notes             14.9         --            --
  Investment in Pearle Trust B.V              (6.0)        --            --
  Repayment of notes receivable                 .1         --            --
                                            ------       ------        ------

Net cash used by investing
  activities                                 (42.1)        --            --
                                            ------       ------        ------
Net change in cash                            --           --            --
Cash, beginning of period                     --           --            --
                                            ------       ------        ------
Cash, end of period                         $ --         $ --          $ --
                                            ======       ======        ======

                                                                      Schedule I
                                                                     (continued)

              Note to Condensed Financial Information of Registrant

================================================================================

     The accompanying financial information of Cole National Corporation (CNC) is as of February 1, 1997 and February 3, 1996 and for the 52 weeks ended February 1, 1997, the 53 weeks ended February 3, 1996 and the 52 weeks ended January 28, 1995. CNC is a holding company for its wholly-owned subsidiaries, including Cole National Group, Inc. (CNG) and consisted of no other operations.

     This financial information should be read in connection with the Consolidated Financial Statements and notes thereto of Cole National Corporation and Subsidiaries, contained on pages elsewhere in this Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COLE NATIONAL CORPORATION

May 1, 1997                        By:  /s/Wayne L. Mosley
                                        ----------------------------------------
                                        Wayne L. Mosley
                                        Vice President and Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             *                     Chairman and Chief            May 1, 1997
-----------------------------      Executive Officer and
      Jeffrey A. Cole              Director (Principal
                                   Executive Officer and
                                   Principal Financial
                                   Officer)

             *                     President and Director        May 1, 1997
-----------------------------
       Brian B. Smith

   /s/Wayne L. Mosley              Vice President and            May 1, 1997
-----------------------------      Controller (Principal
      Wayne L. Mosley              Accounting Officer)

             *                     Director                      May 1, 1997
-----------------------------
     Timothy F. Finley

             *                     Director                      May 1, 1997
-----------------------------
       Irwin N. Gold

             *                     Director                      May 1, 1997
-----------------------------
       Peter V. Handal

             *                     Director                      May 1, 1997
-----------------------------
     Charles A. Ratner

* The undersigned, by signing his name hereto, does sign and execute this report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors of the Company and which are being filed herewith with the Securities and Exchange Commission on behalf of such officers and directors.



     /s/Wayne L. Mosley
---------------------------------
Wayne L. Mosley, Attorney-in-Fact

                                  EXHIBIT INDEX





Exhibit
Number         Description
------         -----------

 3.2(ii) Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.2(ii) of Cole National Corporation's Annual Report on Form 10-K for the year ended February 3, 1996 (File No. 1-12814).

 3.3 Certificate of Designations of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3.3 of Cole National Corporation's Annual Report on Form 10-K for the year ended February 3, 1996 (File No. 1-12814).

 4.1 Indenture dated as of September 30, 1993 between CNG and Norwest Bank Minnesota, N.A., as trustee, relating to the 11 1/4% Senior Notes due 2001 (the form of which Senior Note is included in such Indenture), incorporated by reference to Exhibit
               4.1 of Cole National Corporation's Annual Report on Form 10-K for the year ended February 3, 1996 (File No. 1-12814).

 4.2 The Company by this filing agrees, upon request, to file with the Commission the instruments defining the rights of holders of long-term debt of the Company and its subsidiaries where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

 4.3 Rights Agreement dated as of August 22, 1995 by and between the Company and National City Bank as Rights Agent, incorporated by reference to Exhibit
               4.3 of Cole National Corporation's Annual Report on Form 10-K for the year ended February 3, 1996 (File No. 1-12814).

Exhibit
Number         Description
------         -----------

  4.4 Indenture dated November 15, 1996, by and among Cole National Group, Inc. and Norwest Bank Minnesota, National Association, as trustee, relating to the 9 7/8% Senior Subordinated Notes due 2006 (the form of which Senior Subordinated
               Note is included in such Indenture), incorporated by reference to Exhibit 4.1 of Cole National Corporation's Report on Form 8-K, filed with the Commission on December 2, 1996 (File No. 1-12814).

10.1* Employment Agreement entered into as of April 1, 1996 by and among the Company, Cole National Group, Inc., Cole Gift Centers, Inc., Cole Vision Corporation, Things Remembered, Inc. and Jeffrey
               A. Cole, incorporated by reference to Exhibit 10.1 of Cole National Corporation's Annual Report on Form 10-K for the year ended February 3, 1996 (File No. 1-12814).

10.2* Employment Agreement entered into as of April 1, 1996 by and among the Company, Cole National Group, Cole Gift Centers, Inc., Cole Vision Corporation, Things Remembered, Inc. and Brian B. Smith, incorporated by reference to Exhibit 10.2 of Cole National Corporation's Annual Report on Form 10-K for the year ended February 3, 1996 (File No. 1-12814).

10.3* Agreement dated March 27, 1993 between the Company and Joseph Gaglioti regarding termination of employment, incorporated by reference to Exhibit
               10.8 to CNG's Registration Statement on Form S-1 (Registration No. 33-66342).

10.4* Agreement dated April 9, 1993 between the Company and Wayne L. Mosley regarding termination of employment, incorporated by reference to Exhibit
               10.9 to CNG's Registration Statement on Form S-1 (Registration No. 33-66342).

Exhibit
Number         Description
------         -----------

10.5* 1992 Management Stock Option Plan, including forms of Nonqualified Stock Option Agreement (Time Vesting) and Nonqualified Stock Option Agreement (Performance Option), as amended, and forms of promissory notes and pledge agreements, incorporated by reference to Exhibit 10.11 to CNG's Registration Statement on Form S-1 (Registration No. 33-66342).

10.6* Cole National Corporation 1993 Management Stock Option Plan, including forms of Nonqualified Stock Option Agreement (1993 Time Vesting) and form of secured promissory notes and stock pledge agreement, incorporated by reference to Exhibit
               10.29 to CNG's Registration Statement on Form S-1 (Registration No. 33-66342).

10.7*          Form of Option Agreement for Directors of the
               Company, incorporated by reference to Exhibit
               10.41 to the Company's Registration Statement on
               Form S-1 (Registration No. 33-74228).

10.8*          Nonqualified Stock Option Plan for Non-employee
               Directors, incorporated by reference to Exhibit
               10.45 to the Company's Registration Statement on
               Form S-1 (Registration No. 33-74228).

10.9* Form of Nonqualified Stock Option Agreement for Non-employee Directors, incorporated by reference to Exhibit 10.9 of Cole National Corporation's Annual Report on Form 10-K for the year ended February 3, 1996 (File No. 1-12814).

10.10* Cole National Corporation 1996 Management Stock Option Plan, including forms of Nonqualified Stock Option Agreement (1996 Time Vesting), incorporated by reference to Exhibit 10.10 of Cole National Corporation's Annual Report on Form 10-K for the year ended February 3, 1996 (File No. 1-12814).

Exhibit
Number         Description
------         -----------

10.11* Management Bonus Programs, incorporated by reference to Exhibit 10.14 to CNG's Registration
               Statement on Form S-1 (Registration No. 33-66342).

10.12* Management Bonus Plan, incorporated by reference to Exhibit 10.30 to CNG's Registration Statement on Form S-1 (Registration No. 33-89996).

10.21* Executive Life Insurance Plan of the Company, incorporated by reference to Exhibit 10.12 to CNG's Registration Statement on Form S-1
               (Registration No. 33-66342).

10.22* Medical Expense Reimbursement Plan of the Company effective as of February 1, 1992, incorporated by reference to Exhibit 10.13 to CNG's Registration Statement on Form S-1 (Registration No. 33-66342).

10.23          Agreement for the Allocation of Federal Income Tax
               Liability and Benefits among Members of the Parent
               Group dated August 23, 1985, as amended, incorporated by reference to Exhibit 10.26 to CNG's Registration Statement on Form S-1
               (Registration No. 33-66342).

10.24 Assignment and Assumption Agreement dated as of September 30, 1993 between the Company and CNG, incorporated by reference to Exhibit 10.24 of Cole National Corporation's Annual Report on Form 10-K for the year ended February 3, 1996 (File No. 1-12814).

10.25 Lease Agreement (Knoxville) dated as of November 28, 1979 by and between Tommy Hensley, as agent for the real property of Mrs. Don Siegel and Cole Vision Corporation, as amended and supplemented, incorporated by reference to Exhibit 10.15 to CNG's Registration Statement on Form S-1 (Registration No. 33-66342).

Exhibit
Number         Description
------         -----------

10.26 Lease Agreement (Memphis) dated as of October 2, 1991 by and between Shelby Distribution Park and Cole Vision Corporation, incorporated by reference to Exhibit 10.16 to CNG's Registration Statement on Form S-1 (Registration No. 33-66342).

10.27 Lease Agreement (Richmond) dated as of April 23, 1982 by and between Daniel, Daniel & Daniel and Cole Vision Corporation, as amended and supplemented, incorporated by reference to Exhibit
               10.17 to CNG's Registration Statement on Form S-1 (Registration No. 33-66342).

10.28 Lease for Multi-Tenancy Space (Salt Lake) dated as of October 30, 1981 by and between East Centennial Joint Venture and Cole Vision Corporation, as amended and supplemented, incorporated by reference to Exhibit 10.18 to CNG's Registration Statement on Form S-1 (Registration No. 33-66342).

10.29 Lease Agreement (Knoxville) dated as of April 11, 1995 by and between Richard T. Fox and Cole Vision Corporation, incorporated by reference to Exhibit
               10.29 of Cole National Corporation's Annual Report on Form 10-K for the year ended February 3, 1996 (File No. 1-12814).

10.30 Form of Lease Agreement Finite 19518 dated as of December 29, 1988 between Sears, Roebuck and Co. and Cole Vision Corporation, incorporated by reference to Exhibit 10.23 to CNG's Registration Statement on Form S-1 (Registration No. 33-66342).

10.31          Master License Agreement dated as of October 2,
               1986, between Montgomery Ward & Co., Incorporated and Cole Vision Corporation, as amended, incorporated by reference to Exhibit 10.21 to CNG's Registration Statement on Form S-1
               (Registration No. 33-66342).

Exhibit
Number         Description
------         -----------

10.32 Master License Agreement dated as of June 12, 1986, between Montgomery Ward & Co., Incorporated and Bay Cities Optical Company, as amended, incorporated by reference to Exhibit 10.22 to CNG's Registration Statement on Form S-1 (Registration No. 33-66342).

10.33 Form of License Agreement (Optical), incorporated by reference to Exhibit 10.24 to CNG's
               Registration Statement on Form S-1 (Registration
               No. 33-66342).

10.34 Form of License/Lease Agreement (Optical), incorporated by reference to Exhibit 10.25 to CNG's Registration Statement on Form S-1
               (Registration No. 33-66342).

10.37 Form of Indemnification Agreement for Directors of the Company, incorporated by reference to Exhibit
               10.19 to CNG's Registration Statement on Form S-1
               (Registration No. 33-66342).

10.38 Form of Indemnification Agreement for Officers of the Company, incorporated by reference to Exhibit
               10.20 to CNG's Registration Statement on Form S-1
               (Registration No. 33-66342).

10.39*         Supplemental Retirement Benefit Plan of the
               Company, incorporated by reference to Exhibit
               10.38 to the Company's Registration Statement on
               Form S-1 (Registration No. 33-74228).

10.40* Supplemental Pension Plan of the Company, incorporated by reference to Exhibit 10.48 to the Company's Registration Statement on Form S-1
               (Registration No. 33-74228).

10.41 Warrant Agreement dated as of March 6, 1992 between the Company and the purchasers named therein, incorporated by reference to Exhibit
               10.35 to the Company's Registration Statement on Form S-1 (Registration No. 33-74228).

Exhibit
Number         Description
------         -----------

10.42 Warrant Agreement dated as of September 25, 1990 between the Company and the purchasers named therein, incorporated by reference to Exhibit
               10.36 to the Company's Registration Statement on Form S-1 (Registration No. 33-74228).

10.43 Equity Registration Rights Agreement dated as of March 6, 1992 by and among the Company, Apollo Investment Fund, L.P., Land Free Investment Limited, former holders of the 13-1/4% Subordinated Debentures named therein, Jeffrey A. Cole, the stockholders named therein, The Prudential Life Insurance Company of America and Executive Life Insurance Company, incorporated by reference to Exhibit 10.33 to the Company's Registration Statement on Form S-1 (Registration No. 33-74228).

10.44 Consent and Amendment to Equity Registration Rights Agreement by and among the Company and the stockholders named therein, incorporated by reference to Exhibit 10.44 to the Company's Registration Statement on Form S-1 (Registration No. 33-74228).


10.45 Lease agreement (Salt Lake) dated as of November 1, 1996 by and between Gibbons Realty Company and Cole Vision Corporation, incorporated by reference to Exhibit 10.01 of Cole National Corporations Quarterly Report on Form 10-Q for the period ended November 2, 1996 (File No. 1-12814).

10.46 Credit Agreement, dated as of November 15, 1996, among Cole Vision Corporation, Things Remembered, Inc., Cole Gift Centers, Inc., Pearle, Inc. and Pearle Service Corporation and Canadian Imperial Bank of Commerce, incorporated by reference to
               Exhibit 99.1 of Cole National Corporation's Report on Form 8-K, filed with the Commission on December 2, 1996 (File No. 1-12814).

Exhibit
Number         Description
------         -----------

10.47 CNG Guarantee and Cash Collateral Agreement, dated as of November 15, 1996, by the Company and Cole National Corporation, incorporated by reference to
               Exhibit 99.3 of Cole National Corporation's Report on Form 8-K, filed with the Commission on December 2, 1996 (File No. 1-12814).

10.48 Guarantee and Collateral Agreement dated as of November 15, 1996, by Cole Vision Corporation, Things Remembered, Inc., Cole Gift Centers, Inc., Pearle, Inc. and Pearle Service Corporation and Canadian Imperial Bank of Commerce, Incorporated by reference to Exhibit 99.4 of Cole National Corporation's Report on Form 8-K, filed with the Commission on December 2, 1996 (File No. 1-12814).

10.49**        License agreement (Gift Centers and Key
               Departments) dated as of March 16, 1995, between Sears, Roebuck and Co. and Cole Gift Centers,
               Inc., as amended.

21             Subsidiaries of the Company.

23             Consent of Arthur Andersen LLP.

24             Power(s) of Attorney.

27             Financial Data Schedule.

* Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K.




** CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR THE REDACTED PORTIONS OF THIS EXHIBIT, AND SUCH CONFIDENTIAL PORTIONS HAVE BEEN OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.