Form 10-Q
period 1997-05-03
COLE NATIONAL CORP /DE/
filed 1997-06-13
CIK 769644

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 3, 1997, OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ________.

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

AS OF MAY 27, 1997, 12,125,408 SHARES OF THE REGISTRANT'S CLASS A COMMON STOCK WERE OUTSTANDING.

================================================================================

--------------------------------------------------------------------------------



                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                            QUARTER ENDED MAY 3, 1997
                                      INDEX


                                                                                                       PAGE NO.

PART I.  FINANCIAL INFORMATION

         ITEM 1.      FINANCIAL STATEMENTS

                      CONSOLIDATED BALANCE SHEETS AS OF MAY 3, 1997 AND FEBRUARY 1, 1997 .......           1

                      CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE 13 WEEKS ENDED MAY 3,
                      1997 AND MAY 4, 1996......................................................           2

                      CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE 13 WEEKS ENDED MAY 3,
                      1997 AND MAY 4, 1996......................................................           3

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................................           4

         ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                      RESULTS OF OPERATIONS.....................................................         6 - 8

PART II. OTHER INFORMATION

         ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K..........................................           9


--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                            May 3,       February 1,
                                                             1997            1997
                                                         ----------      -----------

Assets
------
Current assets:
    Cash and temporary cash investments                   $  20,205       $  73,141
    Accounts receivable, less allowance for doubtful
       accounts of $1,632 in 1997 and $3,068 in 1996         41,845          39,660
    Current portion of notes receivable                       5,106           6,060
    Inventories                                             127,456         119,236
    Prepaid expenses and other                                8,658           7,378
    Deferred income tax benefits                             24,948          24,948
                                                          ---------       ---------
          Total current assets                              228,218         270,423

Property and equipment, at cost                             223,596         216,575
    Less-accumulated depreciation and amortization         (107,611)       (100,918)
                                                          ---------       ---------
          Total property and equipment, net                 115,985         115,657

Other assets:
    Notes receivable, excluding current portion              25,507          27,951
    Deferred income taxes and other                          36,534          29,504
    Intangible assets, net                                  138,237         139,308
                                                          ---------       ---------
          Total assets                                    $ 544,481       $ 582,843
                                                          =========       =========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
    Current portion of long-term debt                     $   1,330       $   1,336
    Accounts payable                                         44,791          62,379
    Accrued interest                                          8,706           9,630
    Accrued liabilities                                     116,095         123,263
    Accrued income taxes                                      6,093          21,970
                                                          ---------       ---------
          Total current liabilities                         177,015         218,578

Long-term debt, net of discount and current portion         317,328         317,547

Other long-term liabilities                                  26,956          27,000

Stockholders' equity:
    Common stock                                                 12              12
    Paid-in capital                                         132,714         131,238
    Foreign currency translation adjustment                  (1,066)           (606)
    Notes receivable - stock option exercise                 (1,024)         (1,024)
    Accumulated deficit                                    (107,454)       (109,902)
                                                          ---------       ---------
          Total stockholders' equity                         23,182          19,718
                                                          ---------       ---------
          Total liabilities and stockholders' equity      $ 544,481       $ 582,843
                                                          =========       =========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                          13 Weeks Ended
                                     -------------------------
                                        May 3,         May 4,
                                         1997          1996
                                     -----------    ----------

Net revenue                            $249,530      $142,890

Costs and expenses:
    Cost of goods sold                   85,770        44,500
    Operating expenses                  143,343        87,352
    Depreciation and amortization         7,815         4,235
                                       --------      --------
       Total costs and expenses         236,928       136,087
                                       --------      --------

Income from operations                   12,602         6,803

Interest expense, net                     8,231         5,052
                                       --------      --------

Income before income taxes                4,371         1,751

Income tax provision                      1,923           771
                                       --------      --------

Net income                             $  2,448      $    980
                                       ========      ========

Earnings per share                     $    .20      $    .09
                                       ========      ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                               13 Weeks Ended
                                                                           ------------------------
                                                                             May 3,        May 4,
                                                                              1997           1996
                                                                           ----------     ---------
Cash flows from operating activities:
    Net income                                                             $  2,448       $    980
    Adjustments to reconcile net income to net cash used by operating activities:
          Depreciation and amortization                                       7,815          4,235
          Non-cash interest                                                      96            106
          Change in assets and liabilities:
              Increase in accounts and notes receivable,
                prepaid expenses and other assets                            (1,564)        (2,079)
              Increase in inventories                                        (8,220)        (3,610)
              Decrease in accounts payable, accrued liabilities
                and other liabilities                                       (22,767)        (3,842)
              Decrease in accrued interest                                     (924)        (5,107)
              Decrease in accrued income taxes                              (15,877)        (3,278)
                                                                           --------       --------
                 Net cash used by operating activities                      (38,993)       (12,595)
                                                                           --------       --------

Cash flows from financing activities:
    Repayment of long-term debt                                                (296)          (221)
    Proceeds from exercise of stock options and warrants                        841             82
    Other                                                                      (152)          --
                                                                           --------       --------

                 Net cash provided (used) by financing activities               393           (139)
                                                                           --------       --------

Cash flows from investing activities:
    Purchases of property and equipment, net                                 (7,048)        (3,406)
    Systems development costs                                                (2,543)          (349)
    Other, net                                                               (4,745)          (145)
                                                                           --------       --------
                 Net cash used by investing activities                      (14,336)        (3,900)
                                                                           --------       --------

Cash and temporary cash investments:
  Net decrease during the period                                            (52,936)       (16,634)
  Balance, beginning of the period                                           73,141         29,260
                                                                           --------       --------
  Balance, end of the period                                               $ 20,205       $ 12,626
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

     The accompanying consolidated financial statements have been prepared without audit and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures herein are adequate to make the information not misleading. These statements should be read in conjunction with the Company's consolidated financial statements for the fiscal year ended February 1, 1997.

     In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position as of May 3, 1997 and the results of operations and cash flows for the 13 weeks ended May 3, 1997 and May 4, 1996.

     Inventories

     The accompanying interim consolidated financial statements have been prepared without physical inventories. Inventories at May 3, 1997 and May 4, 1996 were valued at the lower of first-in, first-out (FIFO) cost or market.

     Cash Flows

     Net cash flows from operating activities reflect cash payments for income taxes and interest of $17,967,126 and $9,553,000, respectively, for the 13 weeks ended May 3, 1997, and $4,095,000 and $10,323,000, respectively, for the 13 weeks ended May 4, 1996.

     Earnings Per Share

     Earnings per share for the 13 weeks ended May 3, 1997 and May 4, 1996 have been calculated based on 12,019,488 and 10,435,423, respectively, weighted average number of common shares outstanding. The impact of common stock equivalents is not material to first quarter results.

     In the fourth quarter of fiscal 1997 the Company will adopt Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". Under SFAS 128, the Company's basic earnings per share and fully diluted earnings per share will be presented on the face of the income statement. The basic earnings per share will be determined using only the weighted average number of outstanding shares during the period. The computation for fully diluted earnings per share will include common stock equivalents and will not differ materially from current accounting requirements. For the quarter ended May 3, 1997, the number of shares used to compute basic earnings per share is the same as the weighted average number of shares used to compute primary earnings per share (shown above).

(2) SEASONALITY

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

(3) RECLASSIFICATIONS

     Certain 1996 amounts have been reclassified to conform with the 1997 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS

     The following is a discussion of certain factors affecting the Company's results of operations for the 13 week periods ended May 3, 1997 and May 4, 1996 (the Company's first quarter) and its liquidity and capital resources. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this filing and the Company's audited financial statements for the fiscal year ended February 1, 1997 included in its annual report on Form 10-K.

     The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are identified according to the calendar year in which they begin. For example, the fiscal year ended February 1, 1997 is referred to as "fiscal 1996."

RESULTS OF OPERATIONS

     Net revenue for the first quarter of fiscal 1997 increased 75% to $249.5 million from $142.9 million for the same period in fiscal 1996. The increase was primarily attributable to the acquisitions of Pearle and Sears Optical of Canada in November 1996, which accounted for $85.5 million of the increase. For the quarter, the Company's consolidated comparable store sales increased 5.4% in fiscal 1997 and 7.6% in fiscal 1996. A strong comparable store sales increase of 10.9% at Cole Vision was primarily a result of successful eyewear promotions and growth in managed vision care sales. Comparable store sales decreased 3.7% at Cole Gift which was negatively impacted by the lower levels of mall traffic and unseasonably bad weather in the early spring. In the first quarter of fiscal 1997, the Company began classifying capitation and other fees associated with its growing managed vision care business as revenue, which previously had been netted with operating expenses. The opening of additional Cole Gift and Cole Vision units also contributed to the first quarter revenue increase. At May 3, 1997, the Company had 3,119 specialty service retail locations, including 327 franchised locations, compared to 2,308 at May 4, 1996.

     Gross profit increased to $163.8 million in the first quarter of fiscal 1997 from $98.4 million in the same period last year. The gross profit increase was primarily attributable to the addition of Pearle, increased revenue at Cole Vision and the classification of managed vision care fees as revenue. Gross margins for the first quarter of fiscal 1997 and fiscal 1996 were 65.6% and 68.9%, respectively. The lower gross margin percentage resulted primarily from the addition of Pearle which has a lower gross margin than the Company has historically experienced due to the higher costs of in-store laboratories and lower margin wholesale sales to franchised stores. This was partially offset by revenue generated by Pearle's franchise royalties and fees, interest income on Pearle's franchise notes receivable and the managed vision care fees, each of which has no corresponding cost of goods sold.

     Operating expenses increased 64.1% to $143.3 million in the first quarter of fiscal 1997 from $87.4 million in fiscal 1996, but as a percentage of revenue, operating expenses decreased to 57.4% in fiscal 1997 from 61.1% in fiscal 1996. The leverage improvement was primarily a result of the addition of Pearle, which has lower operating expenses as a percentage of revenue than the rest of the Company, along with leverage gains achieved by Cole Vision's comparable store sales increase. Fiscal 1997 depreciation and amortization expense of $7.8 million was $3.6 million more than fiscal 1996 reflecting the addition of Pearle and an increase in capital expenditures.

     Income from operations increased 85.2% to $12.6 million for the first quarter of fiscal 1997 from $6.8 million for the same period a year ago, primarily the result of the Pearle acquisition and strong sales growth at Cole Vision, offset in part by softer sales performance at Cole Gift.

     Net interest expense increased $3.2 million over the first quarter of fiscal 1996 to $8.2 million. The increase was primarily attributable to the additional interest on $150.0 million of Notes issued in connection with financing the Pearle acquisition, partially offset by a decrease in interest expense due to the purchase and subsequent retirement of $15.1 million of Senior Notes in the second quarter of fiscal 1996.

     An income tax provision was recorded in the first quarter of both fiscal 1997 and fiscal 1996 using the Company's estimated annual effective tax rate of 44%.

     Net income increased to $2.4 million for the first quarter of fiscal 1997 from $1.0 million for the first quarter of fiscal 1996. The increase was due to improvement in income from operations offset, in part, by the increase in net interest expense.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of liquidity is funds provided from operations of its operating subsidiaries. In addition, the Company's operating subsidiaries have available to them working capital commitments of $75.0 million under their Credit Facility, reduced by commitments under letters of credit. There were no working capital borrowings outstanding during the first quarter of fiscal 1997 and fiscal 1996.

     Operations for the first quarter used $39.0 million of cash in fiscal 1997 compared to $12.6 million in fiscal 1996. The increase in cash used by operations was primarily attributable to the payment of $15.0 million of taxes due on the sale of Pearle's European operation, increased payments related to inventory disbursements, and payment of certain business integration and other non-recurring charges accrued in fiscal 1996, partially offset by an increase in net income and higher depreciation and amortization expense.

     Cash used by investing activities included capital additions of $7.0 million and $3.4 million for the first quarter of fiscal 1997 and fiscal 1996, respectively. The majority of capital expenditures were for store fixtures, equipment and leasehold improvements for new stores and the remodeling of existing stores. Expenditures of $4.4 million were also incurred in the first quarter of fiscal 1997 in connection with the construction of Cole Gift's new warehouse and distribution facility. This facility, which the Company expects will be fully operational in the third quarter of fiscal 1997, will most likely be financed through a sale and lease-back transaction or through conventional secured real estate financing.

     The Company believes that funds provided from operations along with funds available under the Credit Facility will provide adequate sources of liquidity to allow the Company's operating subsidiaries to continue to expand the number of stores.

FORWARD-LOOKING INFORMATION

     Certain sections of this Form 10-Q contain forward-looking statements. Forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting the Company. All forward-looking statements involve risk and uncertainty.

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

                           PART II - OTHER INFORMATION

    ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. The following Exhibits are filed herewith and made a part hereof:

         27 Financial Data Schedule

     (b) Reports on Form 8-K

         The Company has not filed any reports on Form 8-K for the quarterly period ended May 3, 1997.

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

                               Date:  June 13, 1997

                            COLE NATIONAL CORPORATION
                                    FORM 10-Q
                            QUARTER ENDED MAY 3, 1997
                                  EXHIBIT INDEX

    Exhibit
    Number        Description
    ------        -----------

    27            Financial Data Schedule