Form 10-Q
period 1997-08-02
COLE NATIONAL CORP /DE/
filed 1997-09-16
CIK 769644

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

          X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        ----  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 2,
              1997, OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE ---- SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
              FROM              TO              .
                  --------------  --------------

                         COMMISSION FILE NUMBER 1-12814

                            COLE NATIONAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

       DELAWARE                                                 34-1453189
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

        5915 LANDERBROOK DRIVE
         MAYFIELD HEIGHTS, OHIO                                   44124
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

                                  (440)449-4100
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.    X  YES      NO
                                   ------     ----

AS OF AUGUST 29, 1997, 14,724,935 SHARES OF THE REGISTRANT'S CLASS A COMMON STOCK WERE OUTSTANDING.
===============================================================================

-------------------------------------------------------------------------------


                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED AUGUST 2, 1997
                                      INDEX

                                                                                              PAGE NO.

PART I.     FINANCIAL INFORMATION
            ITEM 1.      FINANCIAL STATEMENTS

                         CONSOLIDATED BALANCE SHEETS AS OF AUGUST 2, 1997
                         AND FEBRUARY 1, 1997 ......................................           1

                         CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE 13
                         WEEKS ENDED AUGUST 2, 1997 AND AUGUST 3, 1996
                         AND FOR THE 26 WEEKS ENDED AUGUST 2, 1997
                         AND AUGUST 3, 1996..........................................           2

                         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE 26
                         WEEKS ENDED AUGUST 2, 1997 AND AUGUST 3, 1996...............           3

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................         4 - 6

            ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS OF OPERATIONS................        7 - 10

PART II.    OTHER INFORMATION

            ITEM 2.      CHANGES IN SECURITIES.......................................           11

            ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K............................           11

-------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                        August 2,     February 1,
                                                          1997          1997
                                                        ---------     ----------
Assets
------
Current assets:
    Cash and temporary cash investments                 $ 133,142     $  73,141
    Accounts receivable, less allowance for doubtful
      accounts of $2,104 in 1997 and $3,068 in 1996        52,212        39,660
    Current portion of notes receivable                     5,049         6,060
    Inventories                                           129,570       119,236
    Prepaid expenses and other                             14,248         7,378
    Deferred income tax benefits                           24,948        24,948
                                                        ---------     ---------
          Total current assets                            359,169       270,423
Property and equipment, at cost                           227,624       216,575
    Less-accumulated depreciation and amortization       (111,809)     (100,918)
                                                        ---------     ---------
          Total property and equipment, net               115,815       115,657

Other assets:
    Notes receivable, excluding current portion            23,427        27,951
    Deferred income taxes and other                        43,359        29,504
    Intangible assets, net                                137,205       139,308
                                                        ---------     ---------
          Total assets                                  $ 678,975     $ 582,843
                                                        =========     =========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
    Current portion of long-term debt                   $   1,352     $   1,336
    Accounts payable                                       47,912        62,379
    Accrued interest                                        7,804         9,630
    Accrued liabilities                                   119,216       123,263
    Accrued income taxes                                   10,702        21,970
                                                        ---------     ---------
          Total current liabilities                       186,986       218,578

Long-term debt, net of discount and current portion       317,116       317,547

Other long-term liabilities                                26,949        27,000

Stockholders' equity:
    Common stock                                               15            12
    Paid-in capital                                       250,447       131,238
    Foreign currency translation adjustment                (1,515)         (606)
    Notes receivable - stock option exercise                 (927)       (1,024)
    Accumulated deficit                                  (100,096)     (109,902)
                                                        ---------     ---------
          Total stockholders' equity                      147,924        19,718
                                                        ---------     ---------
          Total liabilities and stockholders' equity    $ 678,975     $ 582,843
                                                        =========     =========


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          13 Weeks Ended               26 Weeks Ended
                                                      -----------------------      ----------------------
                                                      August 2,     August 3,      August 2,     August 3,
                                                         1997         1996           1997           1996
                                                      ---------     ---------      ---------     ---------

Net revenue                                           $ 254,943     $ 153,465      $ 504,473     $ 296,355

Costs and expenses:
    Cost of goods sold                                   85,352        47,400        171,122        91,900
    Operating expenses                                  141,247        87,799        284,590       175,151
    Depreciation and amortization                         7,337         4,294         15,152         8,529
                                                      ---------     ---------      ---------     ---------

       Total costs and expenses                         233,936       139,493        470,864       275,580
                                                      ---------     ---------      ---------     ---------

Income from operations                                   21,007        13,972         33,609        20,775

Interest expense, net                                     8,173         4,729         16,404         9,781
                                                      ---------     ---------      ---------     ---------

Income before income taxes
  and extraordinary item                                 12,834         9,243         17,205        10,994

Income tax provision                                      5,476         4,066          7,399         4,837
                                                      ---------     ---------      ---------     ---------

Income before extraordinary item                          7,358         5,177          9,806         6,157

Extraordinary loss on early
  extinguishment of debt                                   --            (682)          --            (682)
                                                      ---------     ---------      ---------     ---------

Net income                                            $   7,358     $   4,495      $   9,806     $   5,475
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

                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                          26 Weeks Ended
                                                                      ------------------------
                                                                       August 2,     August 3,
                                                                         1997           1996
                                                                      ---------      ---------
Cash flows from operating activities:
    Net income                                                        $   9,806      $   5,475
    Adjustments to reconcile net income to net cash
     provided (used) by operating activities:
          Extraordinary loss on early extinguishment of debt               --              682
          Depreciation and amortization                                  15,152          8,529
          Non-cash interest                                                 113            214
          Change in assets and liabilities:
              Increase in accounts and notes receivable, prepaid
                expenses and other assets                               (18,632)          (790)
              Decrease (increase) in inventories                        (10,334)           630
              Increase (decrease) in accounts payable, accrued
                liabilities and other liabilities                       (13,416)         3,237
              Decrease in accrued interest                               (1,826)          (637)
              Increase (decrease) in accrued income taxes               (11,268)           327
                                                                      ---------      ---------
                 Net cash provided (used) by operating activities       (30,405)        17,667
                                                                      ---------      ---------
Cash flows from financing activities:
    Repayment of long-term debt                                            (564)       (16,457)
    Proceeds from exercise of stock options and warrants                  2,668            271
    Proceeds from public stock offering, net                            115,909         26,202
    Other, net                                                             (107)            93
                                                                      ---------      ---------
                 Net cash provided by financing activities              117,906         10,109
                                                                      ---------      ---------

Cash flows from investing activities:
    Purchases of property and equipment, net                            (13,110)        (8,584)
    Systems development costs                                            (6,990)        (2,219)
    Other, net                                                           (7,400)          (145)
                                                                      ---------      ---------
                 Net cash used by investing activities                  (27,500)       (10,948)
                                                                      ---------      ---------

Cash and temporary cash investments:
  Net increase during the period                                         60,001         16,828
  Balance, beginning of the period                                       73,141         29,260
                                                                      ---------      ---------
  Balance, end of the period                                          $ 133,142      $  46,088
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

     In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position as of August 2, 1997 and the results of operations for the 13 and 26 weeks ended August 2, 1997 and August 3, 1996, and cash flows for the 26 weeks ended August 2, 1997 and August 3, 1996.

     Inventories

     The accompanying interim consolidated financial statements have been prepared without physical inventories. Inventories at August 2, 1997 and August 3, 1996 were valued at the lower of first-in, first-out (FIFO) cost or market.

     Cash Flows

     Net cash flows from operating activities reflect cash payments for income taxes and interest of $18,661,000 and $19,044,000, respectively, for the 26 weeks ended August 2, 1997, and $4,556,000 and $11,073,000, respectively, for the 26 weeks ended August 3, 1996.

     Earnings Per Share

     In the fourth quarter of fiscal 1997 the Company will adopt Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". Under SFAS No. 128, the Company's basic earnings per share and diluted earnings per share will be presented on the face of the income statement. The basic earnings per share will be determined using only the weighted average number of outstanding shares during the period. The computation for diluted earnings per share will include common stock equivalents and will not differ materially from current accounting requirements.

     Due to the change in accounting required by SFAS No. 128, the Company has provided the following to illustrate its earnings per share calculation under current accounting, as well as under SFAS No. 128:


                                                13 Weeks                      26 Weeks
                                         ------------------------      -------------------------
                                         August 2,     August 3,       August 2,     August 3,
                                            1997         1996             1997            1996
                                        ----------     ----------      ----------     ----------
SFAS NO. 128:

Basic -
   Income before extraordinary item     $      .59     $      .47      $      .80     $      .57
   Extraordinary loss                         --             (.06)           --             (.06)
                                        ----------     ----------      ----------     ----------
      Net income                        $      .59     $      .41      $      .80     $      .51
                                        ==========     ==========      ==========     ==========
   Weighted Average Shares
    Outstanding (in 000's)                  12,437         11,002          12,228         10,719

Diluted -
   Income before extraordinary item     $      .57     $      .47      $      .77     $      .57
   Extraordinary loss                         --             (.06)           --             (.06)
                                        ----------     ----------      ----------     ----------
      Net income                        $      .57     $      .41      $      .77     $      .51
                                        ==========     ==========      ==========     ==========

   Weighted Average Shares and
     Common Stock Equivalents
     Outstanding (in 000's)                 12,964         11,098          12,723         10,841

CURRENT ACCOUNTING:

Primary and fully diluted -
   Income before extraordinary item     $      .57     $      .47      $      .77     $      .57
   Extraordinary loss                         --             (.06)           --             (.06)
                                        ----------     ----------      ----------     ----------
      Net income                        $      .57     $      .41      $      .77     $      .51
                                        ==========     ==========      ==========     ==========

   Weighted Average Shares
     and Common Stock Equivalents
     Outstanding (in 000's)                 12,964         11,002          12,723         10,719

    (2)    STOCK OFFERING

           On July 18, 1997, the Company completed a public offering of 2,587,500 shares of its Class A Common Stock at a price of $47.00 per share. Net proceeds from the offering were approximately $116 million.

    (3)    STOCK WARRANT EXERCISES

           During the 26 weeks ended August 2, 1997, warrants to purchase 90,389 shares of the Company's Class A Common Stock were exercised at a price of $24.70. Proceeds from the warrant exercise were approximately $2.2 million.

    (4)    SEASONALITY

           The Company's business historically has been seasonal with approximately 30% of its revenues and approximately 50% of its income from operations occurring in the fourth fiscal quarter because of the importance of gift sales during the Christmas retailing season. Although the Pearle acquisition will moderate the seasonality of the Company due to relatively lower levels of optical product sales during the Christmas holiday season, the Company's business will remain seasonal. Therefore, results of operations for interim periods are not necessarily indicative of full year results.

    (5)    RECLASSIFICATIONS

           Certain 1996 amounts have been reclassified to conform with the 1997 presentation.

    (6)    SUBSEQUENT EVENTS

           On August 5, 1997, the Company acquired all of the issued and outstanding common stock of American Vision Centers, Inc. (AVC), the ninth largest retail optical chain in the United States, for an aggregate purchase price of approximately $28.9 million, including debt assumed. The acquisition will be accounted for under the purchase method of accounting. The Company anticipates that it will take a non-recurring business integration charge in fiscal 1997.

           On August 15, 1997, CNG announced a tender offer to purchase up to all of its $165.8 million 11-1/4% Senior Notes (the Senior Notes) due 2001 at a price of $1,105.61 per $1,000 of principal, plus accrued interest. The tender offer expired on September 12, 1997, at which time a total of $150.9 million of principal amount of Senior Notes were tendered, leaving $14.9 million outstanding.

           As a result of the tender offer, the Company expects to record an extraordinary charge of up to $20.0 million, representing the tender premium, the write-off of the related unamortized debt discount and other costs associated with purchasing the debt.

           On August 22, 1997, CNG issued $125.0 million of 8-5/8% Senior Subordinated Notes (the Senior Subordinated Notes) due 2007. Proceeds from this debt issuance of approximately $121.7 million, along with cash on hand, will be used to fund the above-mentioned tender offer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of certain factors affecting the Company's results of operations for the 13 week and 26 week periods ended August 2, 1997 and August 3, 1996 (the Company's second quarter and first six months, respectively) and its liquidity and capital resources. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this filing and the Company's audited financial statements for the fiscal year ended February 1, 1997 included in its annual report on Form 10-K.

     The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are identified according to the calendar year in which they begin. For example, the fiscal year ended February 1, 1997 is referred to as "fiscal 1996."

RESULTS OF OPERATIONS

     Net revenue for the second quarter of fiscal 1997 increased 66.1% to $254.9 million from $153.5 million for the same period in fiscal 1996. Net revenue for the first six months of fiscal 1997 increased 70.2% to $504.5 million from $296.4 million for the same period in fiscal 1996. The increases in revenue were primarily attributable to the acquisitions of Pearle and Sears Optical of Canada in November 1996, which accounted for $81.7 and $167.2 million of the increases for the second quarter and first six months, respectively. The Company's consolidated comparable store sales increased 3.0% and 4.2% in the second quarter and first six months of fiscal 1997, respectively. A second quarter comparable store sales increase of 7.8% at Cole Vision was primarily a result of successful eyewear promotions and growth in managed vision care sales. Second quarter comparable store sales decreased 2.4% at Cole Gift, which was negatively impacted by the lower levels of mall traffic. In the first quarter of fiscal 1997, the Company began classifying capitation and other fees associated with its growing managed vision care business as revenue. Such fees are netted with operating expenses in the fiscal 1996 financial statements. The opening of additional Cole Gift and Cole Vision units also contributed to the second quarter revenue increase. At August 2, 1997, the Company had 3,130 specialty service retail locations, including 321 franchised locations, compared to 2,321 at August 3, 1996.

     Gross profit increased to $169.6 million in the second quarter of fiscal 1997 from $106.1 million in the same period last year. The gross profit increase was primarily attributable to the addition of Pearle, increased revenue at Cole Vision and the classification of managed vision care fees as revenue. Gross margins for the second quarters of fiscal 1997 and fiscal 1996, respectively, were 66.5% and 69.1%, respectively. For the first six months, gross profit increased to $333.4 million from $204.5 million for the same period a year ago. Gross margins for the first six months in fiscal 1997 and fiscal 1996 were 66.1% and 69.0%, respectively. The lower gross margin percentages in fiscal 1997 resulted primarily from the addition of Pearle which operates at a lower gross margin than the Company has historically experienced due to the higher costs of in-store laboratories and lower margin wholesale sales to franchised stores. This was partially offset by revenue generated by Pearle's franchise royalties and fees, interest income on Pearle's franchise notes receivable and the managed vision care fees, each of which has no corresponding cost of goods sold.

     Operating expenses increased 60.9% to $141.2 million in the second quarter of fiscal 1997 from $87.8 million in fiscal 1996, but as a percentage of revenue, operating expenses decreased to 55.4% in fiscal 1997 from 57.2% in fiscal 1996. For the first six months of fiscal 1997, operating expenses increased 62.5% to $284.6 million from $175.2 million for the same period last year. As a percentage of revenue, operating expenses for the first six months decreased to 56.4% in fiscal 1997 from 59.1% in fiscal 1996. The leverage improvement for the second quarter and first six months was primarily a result of the addition of Pearle, which has lower operating expenses as a percentage of revenue than the rest of the Company, along with leverage gains achieved by Cole Vision's comparable store sales increase. Fiscal 1997 depreciation and amortization expense of $7.3 million in the second quarter and $15.2 million in the first six months was $3.0 and $6.6 million more, respectively, than the same periods in fiscal 1996 reflecting the addition of Pearle and an increase in capital expenditures.

     Income from operations increased 50.4% to $21.0 million for the second quarter of fiscal 1997 and increased 61.8% to $33.6 million for the first six months, primarily the result of the Pearle acquisition and strong sales growth at Cole Vision, offset in part by softer sales performance at Cole Gift.

     Net interest expense increased $3.4 million over the second quarter of fiscal 1996 to $8.2 million and increased $6.6 million over the first six months of fiscal 1996 to $16.4 million. The increase was primarily attributable to the additional interest on $150.0 million of 9-7/8% Senior Subordinated Notes (the Existing Senior Subordinated Notes) issued in connection with financing the Pearle acquisition, partially offset by a decrease in interest expense due to the purchase and subsequent retirement of $15.1 million of Senior Notes in the second quarter of fiscal 1996.

     An income tax provision was recorded in the first six months of fiscal 1997 and fiscal 1996 using the Company's estimated annual effective tax rate of 43% and 44%, respectively.

     Net income increased to $7.4 million for the second quarter of fiscal 1997 from $4.5 million for the same period in fiscal 1996. For the first six months of fiscal 1997, net income increased to $9.8 million from $5.5 million for that period last year. The increases were due to improvement in income from operations offset, in part, by the increase in net interest expense. A $0.7 million extraordinary loss, net of an income tax benefit of $0.5 million, was recorded in the second quarter of fiscal 1996 in connection with the early retirement of debt.

     The Company's business historically has been seasonal with approximately 30% of its revenue and approximately 50% of its income from operations occurring in the fourth fiscal quarter because of the importance of gift sales during the

Christmas retailing season. Although the Pearle acquisition will moderate the seasonality of the Company due to relatively lower levels of optical product sales during the Christmas holiday season, the Company's business will remain seasonal. Therefore, results of operations for interim periods are not necessarily indicative of full year results.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of liquidity is funds provided from operations of its operating subsidiaries. In addition, the Company's operating subsidiaries have available to them working capital commitments of $75.0 million under their Credit Facility, reduced by commitments under letters of credit.

     There were no working capital borrowings outstanding during the first six months of fiscal 1997 and fiscal 1996.

     During the second quarter of fiscal 1997, the Company completed a public offering of 2,587,500 shares of its Class A Common Stock at an offering price of $47.00 per share. The Company intends to use the net proceeds of approximately $116 million for general corporate purposes including reducing outstanding indebtedness and financing possible future acquisitions including the transactions described below.

     On August 5, 1997, the Company purchased, for an aggregate purchase price of approximately $28.9 million, including debt assumed, all of the issued and outstanding common stock of AVC. AVC consisted of 79 company-owned and 85 franchised optical retail stores. The Company anticipates that it will take a non-recurring business integration charge in fiscal 1997. The acquisition will be accounted for under the purchase method of accounting and the results of AVC's operations will be included in the consolidated financial statements for periods following the date of acquisition. For its most recent fiscal year ended December 31, 1996, AVC reported annual net revenue of $52.5 million.

     In August 1997, CNG issued $125.0 million of 8-5/8% Senior Subordinated Notes (the Senior Subordinated Notes) Due 2007. The net proceeds of the issuance were approximately $121.7 million. CNG also commenced a tender offer which expired on September 12, 1997, to purchase up to all of its $165.8 million outstanding Senior Notes at $1,105.61 per $1,000 principal amount, plus accrued interest thereon using the net proceeds of the Senior Subordinated Notes issuance and cash on hand. A total of $150.9 million of Senior Notes were tendered. As a result, an extraordinary charge of up to $20.0 million will be recorded in connection with the early extinguishment of debt, representing the tender premium, the write-off of the related unamortized debt discount and other costs associated with purchasing the Senior Notes. The issuance of the Senior Subordinated Notes and the purchase of the Senior Notes are expected to result in a reduction of interest expense of approximately $7.0 million annually.

     Operations for the six months used $30.4 million of cash in fiscal 1997 compared to $17.7 million of cash provided from operations for the first six months in fiscal 1996. The increase in cash used by operations was primarily attributable to the payment of $15.0 million of taxes due on the sale of Pearle's European operation, increased accounts receivable related to third party optical sales, increased payments related to inventory disbursements, and payment of certain business integration and other non-recurring charges accrued in fiscal 1996, partially offset by an increase in net income and higher depreciation and amortization expense.

     Cash used by investing activities included capital additions of $13.1 million and $8.6 million for the first six months of fiscal 1997 and fiscal 1996, respectively. The majority of capital expenditures were for store fixtures, equipment and leasehold improvements for new stores and the remodeling of existing stores. In addition, expenditures for systems development costs increased to $7.0 million in the first six months of fiscal 1997 from $2.2 million for the same period last year, reflecting an increase in activity to complete the Company's new systems implementation. Expenditures of $6.9 million were also incurred in the first six months of fiscal 1997 in connection with the construction of Cole Gift's new warehouse and distribution facility. This facility, which became operational in the second quarter of fiscal 1997, will most likely be financed through a sale and lease-back transaction in the third quarter of fiscal 1997.

     The Company believes that funds provided from operations along with funds available under the Credit Facility will provide adequate sources of liquidity to allow the Company's operating subsidiaries to meet their operating needs and to continue to expand the number of stores.

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

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

     During the 26 weeks ended August 2, 1997, warrants to purchase unregistered shares of the Company's Class A Common Stock were exercised by certain warrant holders at a price of $24.70 per share. The dates of exercise, number of shares issued and proceeds to the Company are as follows:

                                 No.
                                Shares
    Date of Exercise            Issued               Proceeds
    ----------------            ------               --------
    March 5, 1997                 1,715             $       42,361
    April 3, 1997                 3,155                     77,928
    April 30, 1997                9,434                    233,020
    May 1, 1997                   1,774                     43,818
    May 2, 1997                   3,430                     84,721
    May 5, 1997                   1,588                     39,223
    May 6, 1997                  12,801                    316,185
    May 7, 1997                  56,492                  1,395,352
                                 ------             --------------
      Total                      90,389             $    2,232,608

     The above-mentioned shares of common stock were issued pursuant to Section 4(2) of the Securities Exchange Act of 1933.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following Exhibits are filed herewith and made a part hereof:

     4.1 Amendment No. 1, dated as of August 21, 1997, to the Rights Agreement, dated as of August 22, 1995, between the Company and National City Bank, as Rights Agent, incorporated by reference to Exhibit 4.1 of the Company's current report on Form 8-K, filed with the Securities and Exchange Commission of August 22, 1997 (File No. 1-12814).

     4.2 Indenture, dated August 22, 1997, between Cole National Group, Inc. and Norwest Bank Minnesota, National Association, as Trustee, relating to the 8-5/8% Senior Subordinated Notes Due 2007, incorporated by reference to Exhibit 4.4 of Cole National Group, Inc.'s Registration Statement on Form S-1 (Registration No. 333-34963).

     4.3 Registration Rights Agreement, dated August 22, 1997, between Cole National Group, Inc. and CIBC Wood Gundy Securities Corp., Credit Suisse First Boston Corporation and McDonald & Company Securities, Inc., incorporated by reference to Exhibit 4.5 of Cole National Group, Inc.'s Registration Statement on Form S-1 (Registration No. 333-34963).

     4.4 First Supplemental Indenture, dated August 14, 1997, between Cole National Group, Inc. and Norwest Bank Minnesota, National Association, as Trustee, relating to the 11-1/4% Senior Notes Due 2001, incorporated by reference to Exhibit 4.6 of Cole National Group, Inc.'s Registration Statement on Form S-1 (Registration No. 333-34963).

     10.1 First Amendment to the Credit Agreement, dated as of January 13, 1997, among Cole Vision Corporation, Things Remembered, Inc., Cole Gift Centers, Inc., Pearle, Inc., and Pearle Service Corporation and Canadian Imperial Bank of Commerce, incorporated by reference to
          Exhibit 10.33 of Cole National Group, Inc.'s Registration Statement on Form S-1 (Registration No. 333-34963).

     10.2 Second Amendment to Credit Agreement, dated as of August 8, 1997, among Cole Vision Corporation, Things Remembered, In., Cole Gift Centers, Inc., Pearle, Inc. and Pearle Service Corporation and Canadian Imperial Bank of Commerce, incorporated by reference to
          Exhibit 10.34 of the Cole National Group, Inc.'s Registration Statement on Form S-1 (Registration No. 333-34963).

     10.3 Agreement, dated August 4, 1997, between the Company and Leslie D. Dunn regarding termination of employment, incorporated by reference to
          Exhibit 10.37 of Cole National Group, Inc.'s Registration Statement on Form S-1 (Registration No. 333-34963).

     10.4 Cole National Corporation amended and restated Non Qualified Stock Option Plan for Non Employee Directors, incorporated by reference to Exhibit A to Cole National Corporation's definitive Proxy Statement dated May 6, 1997 (File No. 1-12814).

     10.5 Form of Cole National Corporation Non Qualified Stock Option Agreement (Nonemployee Directors).

     10.6 Cole National Corporation Non Employee Director Equity and Deferred Compensation Plan, incorporated by reference to Exhibit B to Cole National Corporation's definitive Proxy Statement dated May 6, 1997 (File No. 1-12814).

     10.7 Form of Cole National Corporation Non Employee Director Equity and Deferred Compensation Plan Participation Agreement Plan Year 1997.

     27   Financial Data Schedule

(b) Reports on Form 8-K

    The Company has not filed any reports on Form 8-K for the quarterly period ended August 2, 1997.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               COLE NATIONAL CORPORATION

                               By:      /s/ Wayne L. Mosley
                                  --------------------------------------------
                                    Wayne L. Mosley
                                    Vice President and Controller
                                    (Duly Authorized Officer and Principal
                                    Accounting Officer)

                              Date:  September 15, 1997

                            COLE NATIONAL CORPORATION
                                    FORM 10-Q
                          QUARTER ENDED AUGUST 2, 1997

                                  EXHIBIT INDEX

    Exhibit
    Number        Description
    -------       -----------

     4.1 Amendment No. 1, dated as of August 21, 1997, to the Rights Agreement, dated as of August 22, 1995, between the Company and National City Bank, as Rights Agent, incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 22, 1997 (File No. 1-12814).

     4.2 Indenture, dated August 22, 1997, between Cole National Group, Inc. and Norwest Bank Minnesota, National Association, as Trustee, relating to the 8-5/8% Senior Subordinated Notes Due 2007, incorporated by reference to Exhibit 4.4 of Cole National Group, Inc.'s Registration Statement on Form S-1 (Registration No. 333-34963).

     4.3 Registration Rights Agreement, dated August 22, 1997, between Cole National Group, Inc. and CIBC Wood Gundy Securities Corp., Credit Suisse First Boston Corporation and McDonald & Company Securities, Inc., incorporated by reference to Exhibit 4.5 of Cole National Group, Inc.'s Registration Statement on Form S-1 (Registration No. 333-34963).

     4.4 First Supplemental Indenture, dated August 14, 1997, between Cole National Group, Inc. and Norwest Bank Minnesota, National Association, as Trustee, relating to the 11-1/4% Senior Notes Due 2001, incorporated by reference to Exhibit 4.6 of Cole National Group, Inc.'s Registration Statement on Form S-1 (Registration No. 333-34963).

     10.1 First Amendment to the Credit Agreement, dated as of January 13, 1997, among Cole Vision Corporation, Things Remembered, Inc., Cole Gift Centers, Inc., Pearle, Inc., and Pearle Service Corporation and Canadian Imperial Bank of Commerce, incorporated by reference to
          Exhibit 10.33 of Cole National Group, Inc.'s Registration Statement on Form S-1 (Registration No. 333-34963).

     10.2 Second Amendment to Credit Agreement, dated as of August 8, 1997, among Cole Vision Corporation, Things Remembered, In., Cole Gift Centers, Inc., Pearle, Inc. and Pearle Service Corporation and Canadian Imperial Bank of Commerce, incorporated by reference to
          Exhibit 10.34 of the Cole National Group, Inc.'s Registration Statement on Form S-1 (Registration No. 333-34963).

     10.3 Agreement, dated August 4, 1997, between the Company and Leslie D. Dunn regarding termination of employment, incorporated by reference to
          Exhibit 10.37 of Cole National Group, Inc.'s Registration Statement on Form S-1 (Registration No. 333-34963).

     10.4 Cole National Corporation amended and restated Non Qualified Stock Option Plan for Non Employee Directors, incorporated by reference to Exhibit A to Cole National Corporation's definitive Proxy Statement dated May 6, 1997 (File No. 1-12814).

     10.5 Form of Cole National Corporation Non Qualified Stock Option Agreement (Nonemployee Directors).

     10.6 Cole National Corporation Non Employee Director Equity and Deferred Compensation Plan, incorporated by reference to Exhibit B to Cole National Corporation's definitive Proxy Statement dated May 6, 1997 (File No. 1-12814).

     10.7 Form of Cole National Corporation Non Employee Director Equity and Deferred Compensation Plan Participation Agreement Plan Year 1997.

     27   Financial Data Schedule