Form 10-Q
period 1997-11-01
COLE NATIONAL CORP /DE/
filed 1997-12-10
CIK 769644

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 1, 1997, OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO __________.


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


AS OF NOVEMBER 25, 1997, 14,734,436 SHARES OF THE REGISTRANT'S CLASS A COMMON STOCK WERE OUTSTANDING.

================================================================================

--------------------------------------------------------------------------------








                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                         QUARTER ENDED NOVEMBER 1, 1997
                                      INDEX

                                                                                                            PAGE NO.

PART I.       FINANCIAL INFORMATION

              ITEM 1.      FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS AS OF NOVEMBER 1, 1997 AND FEBRUARY 1,
                           1997 .....................................................................           1

                           CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE 13 WEEKS ENDED
                           NOVEMBER 1, 1997 AND NOVEMBER 2, 1996 AND FOR THE 39 WEEKS ENDED
                           NOVEMBER 1, 1997 AND NOVEMBER 2, 1996.....................................           2

                           CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE 39 WEEKS ENDED NOVEMBER
                           1, 1997 AND NOVEMBER 2, 1996..............................................           3

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................................         4 - 6

              ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS.....................................................        7 - 10

PART II.      OTHER INFORMATION

              ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K..........................................         11




--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                            November 1,       February 1,
                                                               1997             1997
                                                            ---------         ---------

ASSETS
Current assets:
    Cash and temporary cash investments                     $  34,088         $  73,141
    Accounts receivable, less allowance for doubtful
      accounts of $3,404 in 1997 and $3,068 in 1996            51,438            39,660
    Current portion of notes receivable                         5,263             6,060
    Inventories                                               162,263           119,236
    Prepaid expenses and other                                 14,419             7,378
    Deferred income tax benefits                               29,780            24,948
                                                            ---------         ---------
          Total current assets                                297,251           270,423

Property and equipment, at cost                               240,909           216,575
    Less-accumulated depreciation and amortization           (118,636)         (100,918)
                                                            ---------         ---------
          Total property and equipment, net                   122,273           115,657

Other assets:
    Notes receivable, excluding current portion                27,721            27,951
    Deferred income taxes and other                            51,936            29,504
    Intangible assets, net                                    153,513           139,308
                                                            ---------         ---------
          Total assets                                      $ 652,694         $ 582,843
                                                            =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                       $   1,533         $   1,336
    Accounts payable                                           69,468            62,379
    Accrued interest                                            7,431             9,630
    Accrued liabilities                                       110,932           123,263
    Accrued income taxes                                        4,854            21,970
                                                            ---------         ---------
          Total current liabilities                           194,218           218,578

Long-term debt, net of discount and current portion           292,199           317,547

Other long-term liabilities                                    27,273            27,000

Stockholders' equity:
    Common stock                                                   15                12
    Paid-in capital                                           250,594           131,238
    Foreign currency translation adjustment                    (1,093)             (606)
    Notes receivable - stock option exercise                     (927)           (1,024)
    Accumulated deficit                                      (109,585)         (109,902)
                                                            ---------         ---------
          Total stockholders' equity                          139,004            19,718
                                                            ---------         ---------
          Total liabilities and stockholders' equity        $ 652,694         $ 582,843
                                                            =========         =========




The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                          13 Weeks Ended            39 Weeks Ended
                                     -----------------------    -------------------------
                                     November 1,   November 2,  November 1,   November 2,
                                        1997          1996         1997          1996
                                     ---------     ---------    ---------     ---------

Net revenue                          $ 262,907     $ 146,702    $ 767,380     $ 443,057

Costs and expenses:
    Cost of goods sold                  90,134        44,773      261,256       136,673
    Operating expenses                 152,153        91,024      436,743       266,175
    Depreciation and amortization        8,136         4,420       23,288        12,949
    Business integration charge          1,100           -          1,100           -
                                     ---------     ---------    ---------     ---------

       Total costs and expenses        251,523       140,217      722,387       415,797
                                     ---------     ---------    ---------     ---------

Income from operations                  11,384         6,485       44,993        27,260

Interest expense, net                    6,660         4,390       23,064        14,171
                                     ---------     ---------    ---------     ---------

Income before income taxes and
    extraordinary item                   4,724         2,095       21,929        13,089

Income tax provision                     2,030           922        9,429         5,759
                                     ---------     ---------    ---------     ---------

Income before extraordinary item         2,694         1,173       12,500         7,330

Extraordinary loss on early
    extinguishment of debt             (12,183)          -        (12,183)         (682)
                                     ---------     ---------    ---------     ---------

Net income (loss)                    $  (9,489)    $   1,173    $     317     $   6,648
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

                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                           39 Weeks Ended
                                                                      ----------------------------
                                                                      November 1,      November 2,
                                                                         1997              1996
                                                                      ---------         ---------
Cash flows from operating activities:
    Net income                                                        $     317         $   6,648
    Adjustments to reconcile net income to net cash provided
        (used) by operating  activities:
          Extraordinary loss on early extinguishment of debt             12,183               682
          Depreciation and amortization                                  23,288            12,949
          Non-cash interest                                                 206               322
          Change in assets and liabilities:
              Increase in accounts and notes receivable,
                 prepaid expenses and other assets                      (14,180)           (1,771)
              Increase in inventories                                   (38,748)          (18,984)
              Increase (decrease) in accounts payable, accrued
                 liabilities and other liabilities                      (10,038)           16,705
              Decrease in accrued interest                               (2,199)           (5,303)
              Decrease in accrued income taxes                           (9,911)             (879)
                                                                      ---------         ---------
                 Net cash provided (used) by operating
                   activities                                           (39,082)           10,369
                                                                      ---------         ---------

Cash flows from financing activities:
    Repayment of long-term debt                                        (170,354)          (16,778)
    Proceeds from long-term debt                                        125,000               -
    Payment of deferred financing fees                                   (2,896)              -
    Proceeds from exercise of stock options and warrants                  2,836               348
    Proceeds from public stock offering, net                            115,888            26,202
    Other, net                                                             (130)               92
                                                                      ---------         ---------
                 Net cash provided by financing activities               70,344             9,864
                                                                      ---------         ---------

Cash flows from investing activities:
    Purchases of property and equipment, net                            (19,984)          (15,719)
    Systems development costs                                           (13,186)           (2,140)
    Acquisition of business                                             (27,705)              -
    Investment in Pearle Trust B.V                                       (2,684)              -
    Other, net                                                           (6,756)             (145)
                                                                      ---------         ---------
                 Net cash used by investing activities                  (70,315)          (18,004)
                                                                      ---------         ---------

Cash and temporary cash investments:
  Net increase (decrease) during the period                             (39,053)            2,229
  Balance, beginning of the period                                       73,141            29,260
                                                                      ---------         ---------
  Balance, end of the period                                          $  34,088         $  31,489
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

         The accompanying consolidated financial statements have been prepared without audit and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures herein are adequate to make the information not misleading. These statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the fiscal year ended February 1, 1997.

         In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position as of November 1, 1997 and the results of operations for the 13 and 39 weeks ended November 1, 1997 and November 2, 1996, and cash flows for the 39 weeks ended November 1, 1997 and November 2, 1996.

         Inventories

         The accompanying interim consolidated financial statements have been prepared without physical inventories. Inventories at November 1, 1997 and November 2, 1996 were valued at the lower of first-in, first-out (FIFO) cost or market.

         Cash Flows

         Net cash flows from operating activities reflect cash payments for income taxes and interest of $19,406,000 and $27,147,000, respectively, for the 39 weeks ended November 1, 1997, and $6,684,000 and $20,975,000, respectively, for the 39 weeks ended November 2, 1996.

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

         Due to the change in accounting required by SFAS No. 128, the Company has provided the following to illustrate its earnings per share calculation under current accounting, as well as under SFAS No. 128:


                                                               13 Weeks                       39 Weeks
                                                      -------------------------       ------------------------

                                                        Nov. 1,         Nov. 2,       Nov. 1,         Nov. 2,
                                                         1997            1996           1997             1996
                                                      ---------        --------       --------        --------

    SFAS NO. 128:

Basic -
   Income before extraordinary item:                  $    0.18        $   0.10       $   0.96        $   0.66
   Extraordinary loss                                     (0.82)              -          (0.94)          (0.06)
                                                      ---------        --------       --------        --------
      Net income (loss)                               $   (0.64)       $   0.10       $   0.02        $   0.60

   Weighted Average Shares Outstanding (in 000's)        14,728          11,944         13,062          11,127

Diluted -
   Income before extraordinary item:                  $    0.18        $   0.10       $   0.92        $   0.65
   Extraordinary loss (loss)                              (0.80)              -          (0.90)          (0.06)
                                                      ---------        --------       --------        --------
      Net income (loss)                               $   (0.62)       $   0.10       $   0.02        $   0.59

   Weighted Average Shares and
      Common Stock Equivalents
      Outstanding (in 000's)                             15,259          12,173         13,568          11,304

CURRENT ACCOUNTING:

Primary and fully diluted -
   Income before extraordinary item:                  $    0.18        $   0.10       $   0.92        $   0.66
   Extraordinary loss                                     (0.80)              -          (0.90)          (0.06)
                                                      ---------        --------       --------        --------
      Net income (loss)                               $   (0.62)       $   0.10       $   0.02        $   0.60

   Weighted Average Shares and
      Common Stock Equivalents
      Outstanding (in 000's)                             15,259          11,944         13,568          11,127

         Reclassifications

         Certain 1996 amounts have been reclassified to conform with the 1997 presentation.

(2)      STOCK OFFERING

         On July 18, 1997, the Company completed a public offering of 2,587,500 shares of its Class A Common Stock, the net proceeds of which were approximately $116 million.

(3)      STOCK WARRANT EXERCISES

         During the 39 weeks ended November 1, 1997, warrants to purchase 90,389 shares of the Company's Class A Common Stock were exercised at a price of $24.70. Proceeds from the warrant exercise were approximately $2.2 million.

(4)      SEASONALITY

         The Company's business historically has been seasonal with approximately 30% of its revenues and approximately 50% of its income from operations occurring in the fourth fiscal quarter because of the importance of gift sales during the Christmas retailing season. Although the Pearle acquisition will moderate the seasonality of the Company, the Company's business will remain seasonal due to relatively lower levels of optical product sales during the Christmas holiday season. Therefore, results of operations for interim periods are not necessarily indicative of full year results.

(5)      LONG-TERM DEBT

         On August 15, 1997, CNG announced a tender offer to purchase up to all of its $165.8 million 11-1/4% Senior Notes (the 11-1/4% Senior Notes) due 2001 at a price of $1,105.61 per $1,000 of principal, plus accrued interest. The tender offer expired on September 12, 1997, at which time a total of $151.3 million principal amount of the 11-1/4% Senior Notes were tendered, leaving $14.5 million outstanding.

         As a result of the tender offer, in the third quarter of fiscal 1997 the Company recorded an extraordinary charge of $19.7 million ($12.2 million net of tax), representing the tender premium, the write-off of the related unamortized debt discount and other costs associated with redeeming the debt.

         On August 22, 1997, CNG issued $125.0 million of 8-5/8% Senior Subordinated Notes (the 8-5/8% Senior Subordinated Notes) due 2007. Proceeds from this debt issuance of approximately $121.5 million, along with cash on hand, were used to fund the above-described tender offer.

(6)      ACQUISITION OF BUSINESS

         On August 5, 1997, the Company acquired all of the issued and outstanding common stock of American Vision Centers, Inc. (AVC), the ninth largest retail optical chain in the United States, for an aggregate purchase price of approximately $28.9 million, including debt assumed.

         The acquisition was accounted for under the purchase method of accounting. The results of AVC's operations have been included in the consolidated financial statements since the date of acquisition.

         During the third quarter of fiscal 1997, the Company recorded a $1.1 million pre-tax ($0.6 million net of tax) business integration charge associated with the AVC acquisition. Such charge included costs incurred related to the integration and consolidation of AVC into the Company's operations. The Company anticipates an after-tax charge relating to AVC in the range of $3 to $4 million will be taken in the fourth quarter of fiscal 1997.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

         The following is a discussion of certain factors affecting the Company's results of operations for the 13 week and 39 week periods ended November 1, 1997 and November 2, 1996 (the Company's third quarter and first nine months, respectively) and its liquidity and capital resources. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this filing and the Company's audited financial statements for the fiscal year ended February 1, 1997 included in its annual report on Form 10-K.

         The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are identified according to the calendar year in which they begin. For example, the fiscal year ended February 1, 1997 is referred to as "fiscal 1996."

RESULTS OF OPERATIONS

         Net revenue for the third quarter of fiscal 1997 increased 79.2% to $262.9 million from $146.7 million for the same period in fiscal 1996. Net revenue for the first nine months of fiscal 1997 increased 73.2% to $767.4 million from $443.1 million for the same period in fiscal 1996. The increases in revenue were primarily attributable to the acquisitions of Pearle and Sears Optical of Canada in November 1996 and AVC in August 1997, which accounted for $97.1 and $264.3 million of the increases for the third quarter and first nine months, respectively. The Company's consolidated comparable store sales increased 2.3% and 3.5% in the third quarter and first nine months of fiscal 1997, respectively. A third quarter comparable store sales increase of 3.8% at Cole Vision was primarily a result of successful eyewear promotions and growth in managed vision care sales. Third quarter comparable store sales decreased 0.2% at Cole Gift, an improvement from the 2.9% decline in the first six months. The net revenue increase was also attributable to the Company's classification of capitation and other fees associated with its growing managed vision care business as revenue. Until the first quarter of fiscal 1997, such fees were netted with operating expenses in the Company's financial statements. The opening of additional Cole Gift and Cole Vision units also contributed to the third quarter revenue increase. At November 1, 1997, the Company had 3,306 specialty service retail locations, including 400 franchised locations, compared to 2,357 at November 2, 1996.

         Gross profit increased to $172.8 million in the third quarter of fiscal 1997 from $101.9 million in the same period last year. The gross profit increase was primarily attributable to the acquired businesses and classification of managed vision care fees as revenue. Gross margins for the third quarters of fiscal 1997 and fiscal 1996 were 65.7% and 69.5%, respectively. For the first nine months, gross profit increased to $506.1 million from $306.4 million for the same period a year ago. Gross margins for the first nine months in fiscal 1997 and fiscal 1996 were 66.0% and 69.2%, respectively. The lower gross margin percentages in fiscal 1997 resulted primarily from the addition of Pearle which operates at a lower gross margin than the Company has historically experienced due to the higher costs of in-store laboratories and lower margin wholesale sales to franchised stores. This was partially offset by revenue generated by Pearle's franchise royalties and fees, interest income on Pearle's franchise notes receivable and the managed vision care fees, each of which has no corresponding cost of goods sold. The lower gross margin percentages also resulted from the impact of clearance and other promotions at both Cole Gift and Cole Vision during the third quarter of 1997.

         Operating expenses increased 67.2% to $152.2 million in the third quarter of fiscal 1997 from $91.0 million in fiscal 1996, but as a percentage of revenue, decreased to 57.9% in fiscal 1997 from 62.0% in fiscal 1996. For the first nine months of fiscal 1997, operating expenses increased 64.1% to $436.7 million from $266.2 million for the same period last year. As a percentage of revenue, operating expenses for the first nine months decreased to 56.9% in fiscal 1997 from 60.1% in fiscal 1996. The leverage improvement for the third quarter and first nine months was primarily a result of the addition of Pearle, which has lower operating expenses as a percentage of revenue than the rest of the Company, along with leverage gains achieved by Cole Vision's comparable store sales increase. Fiscal 1997 depreciation and amortization expense of $8.1 million in the third quarter and $23.3 million in the first nine months was $3.7 and $10.3 million more, respectively, than the same periods in fiscal 1996 reflecting the addition of acquired businesses and an increase in capital expenditures. The third quarter and first nine months of fiscal 1997 also included a $1.1 million ($0.6 million net of tax) business integration charge related to the operations of AVC.

         Income from operations increased 75.5% to $11.4 million for the third quarter of fiscal 1997 and increased 65.1% to $45.0 million for the first nine months as a result of the factors described above.

         Net interest expense increased $2.3 million over the third quarter of fiscal 1996 to $6.7 million and increased $8.9 million over the first nine months of fiscal 1996 to $23.1 million. The increase was primarily attributable to the additional interest on $150.0 million of 9-7/8% Senior Subordinated Notes (the 9-7/8% Senior Subordinated Notes) due 2006 issued in November 1996 in connection with financing the Pearle acquisition and $125.0 million of 8-5/8% Senior Subordinated Notes issued in August 1997, partially offset by a decrease in interest expense due to the purchase and subsequent retirement of $15.1 million of 11-1/4% Senior Notes in the second quarter of fiscal 1996 and the purchase and retirement of $151.3 million of 11-1/4% Senior Notes in conjunction with a tender offer in September 1997. The issuance of the 8-5/8% Senior Subordinated Notes combined with the redemption of the 11-1/4% Senior Notes is expected to reduce future interest expense by approximately $7.9 million annually.

         An income tax provision was recorded in the first nine months of fiscal 1997 and fiscal 1996 using the Company's estimated annual effective tax rate of 43% and 44%, respectively.

         Income before extraordinary item increased to $2.7 million for the third quarter of fiscal 1997 from $1.2 million for the same period in fiscal 1996. For the first nine months of fiscal 1997, income before extraordinary item increased to $12.5 million from $7.3 million for that period last year. The increases were due to improvement in income from operations offset, in part, by the increase in net interest expense. A $12.2 million extraordinary loss, net of an income tax benefit of $7.5 million, was recorded in the third quarter of fiscal 1997 in connection with the early extinguishment of debt. The loss represented tender premium, write-off of related unamortized debt discount and other costs associated with redemption of the 11-1/4% Senior Notes. A similar charge for $0.7 million, net of an income tax benefit of $0.5 million, was recorded in the second quarter of fiscal 1996.

         The Company's business historically has been seasonal with approximately 30% of its revenue and approximately 50% of its income from operations occurring in the fourth fiscal quarter because of the importance of gift sales during the Christmas retailing season. Although the Pearle acquisition will moderate the seasonality of the Company, the Company's business will remain seasonal due to relatively lower levels of optical product sales during the Christmas holiday season. Therefore, results of operations for interim periods are not necessarily indicative of full year results.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary source of liquidity is funds provided from operations of its operating subsidiaries. In addition, the Company's operating subsidiaries have available to them working capital commitments of $75.0 million under their Credit Facility, reduced by commitments under letters of credit.

         There were no working capital borrowings outstanding during the first nine months of fiscal 1997 and fiscal 1996.

         On August 5, 1997, the Company purchased, for an aggregate purchase price of approximately $28.9 million, including debt assumed, all of the issued and outstanding common stock of AVC. AVC consisted of 79 company-owned and 85 franchised optical retail stores. The acquisition was accounted for under the purchase method of accounting. The results of AVC's operations have been included in the consolidated financial statements since the date of acquisition. The purchase price was allocated to the assets acquired and liabilities assumed based upon a preliminary estimate of their relative values at the closing date resulting in an excess of purchase price over net assets acquired of $17.5 million. The Company anticipates that most of the AVC retail stores will be converted to the Pearle format and that an after-tax business integration charge relating to AVC in the range of $3.0 to $4.0 million will be taken in the fourth quarter of fiscal 1997. For its most recent fiscal year ended December 31, 1996, AVC reported annual net revenue of $52.5 million.

         During the second quarter of fiscal 1997, the Company completed a public offering of 2,587,500 shares of its Class A Common Stock, the net proceeds of which were approximately $116 million. In August 1997, CNG issued $125.0 million of 8-5/8% Senior Subordinated Notes due 2007, the net proceeds of which were approximately $121.5 million. CNG also commenced a tender offer which expired on September 12, 1997, to purchase up to all of its $165.8 million outstanding 11-1/4% Senior Notes at $1,105.61 per $1,000 principal amount, plus accrued interest thereon using the net proceeds of the 8-5/8% Senior Subordinated Notes issuance and cash on hand. A total of $151.3 million of 11-1/4% Senior Notes were tendered resulting in the extraordinary charge discussed above. The Company intends to use the remaining net proceeds from the two offerings for general corporate purposes including reducing outstanding indebtedness and financing possible future acquisitions.

         The Company recently announced that its Board of Directors has authorized the repurchase from time to time of up to 500,000 shares of common stock, or approximately 3.5% of the Company's outstanding shares, through open market or block transactions. It is expected that the shares purchased will be used in part to offset dilution from stock options and in connection with other benefit plans and that purchases will be funded by internally generated funds.

         Operations for the first nine months used $39.1 million of cash in fiscal 1997 compared to $10.4 million of cash provided from operations for the first nine months in fiscal 1996. The increase in cash used by operations was primarily attributable to the payment of $15.0 million of taxes due on the sale of Pearle's European operation, increased accounts receivable related to third party optical sales, increased payments related to inventory disbursements, and payment of certain business integration and other non-recurring charges accrued in fiscal 1996, partially offset by an increase in net income and higher depreciation and amortization expense.

         Cash used by investing activities included capital additions of $20.0 million and $15.7 million for the first nine months of fiscal 1997 and fiscal 1996, respectively. The majority of capital expenditures were for store fixtures, equipment and leasehold improvements for new stores and the remodeling of existing stores. In addition, expenditures for systems development costs increased to $13.2 million in the first nine months of fiscal 1997 from $2.1 million for the same period last year, reflecting an increase in activity to complete the Company's new systems implementation. Acquisition of AVC and additional investment in Pearle Trust B.V. totaled $30.4 million in fiscal 1997. Expenditures of $6.6 million were also incurred in the first nine months of fiscal 1997 in connection with the construction of Cole Gift's new warehouse and distribution facility. This facility, which became operational in the third quarter of fiscal 1997, will most likely be financed through a sale and lease-back transaction in the fourth quarter of fiscal 1997.

         The Company believes that funds provided from operations along with funds available under the Credit Facility will provide adequate sources of liquidity to allow the Company's operating subsidiaries to meet their operating needs to fund planned levels of capital expenditures and to continue to expand the number of stores.

FORWARD-LOOKING INFORMATION

         Certain sections of this Form 10-Q contain forward-looking statements. Forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting the Company. All forward-looking statements involve risk and uncertainty.

         The Company operates in a highly competitive environment, and its future liquidity, financial condition and operating results may be materially affected by a variety of factors, some of which may be beyond the control of the Company, including risks associated with the integration of acquired operations, the Company's ability to select and stock merchandise attractive to customers, the level of future promotional activity, the number and location of company stores, economic and weather factors affecting consumer spending, operating factors, including manufacturing quality of optical and engraved goods, affecting customer satisfaction, the Company's relationships with host stores and franchisees, the mix of goods sold, pricing and other competitive factors, and the seasonality of the Company's business, as well as actual determination made with respect to the after tax charge relating to the AVC integration and factors affecting the availability and price of the Company's shares.

                           PART II - OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits. The following Exhibits are filed herewith and made a part hereof:


          4.1 Second Supplemental Indenture dated September 15, 1997, between Cole National Group, Inc. and Norwest Bank Minnesota, National Association, as Trustee, relating to the 11-1/4% Senior Notes Due 2001, incorporated by reference to Exhibit
                  4.7 of Cole National Group, Inc.'s Registration Statement on Form S-1, Amendment No. 3, filed with the Commission on December 5, 1997 (Registration No. 333-34963).

          10.1 Form of Cole National Corporation 401(k) Savings Plan, incorporated by reference to Exhibit 4.1 of Cole National Corporation's Registration Statement on Form S-8, filed with the Commission on November 20, 1997 (Registration No. 333-40609).

          27      Financial Data Schedule

    (b)      Reports on Form 8-K

         The Company has not filed any reports on Form 8-K for the quarterly period ended November 1, 1997.

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

                     Date:  December 10, 1997

                            COLE NATIONAL CORPORATION
                                    FORM 10-Q
                         QUARTER ENDED NOVEMBER 1, 1997

                                  EXHIBIT INDEX


Exhibit
Number        Description
------        -----------

4.1 Second Supplemental Indenture dated September 15, 1997, between Cole National Group, Inc. and Norwest Bank Minnesota, National Association, as Trustee, relating to the 11-1/4% Senior Notes Due 2001, incorporated by reference to Exhibit 4.7 of Cole National Group, Inc.'s Registration Statement on Form S-1, Amendment No. 3, filed with the Commission on December 5, 1997 (Registration No. 333-34963).

10.1 Form of Cole National Corporation 401(k) Savings Plan, incorporated by reference to Exhibit 4.1 of Cole National Corporation's Registration Statement on Form S-8, filed with the Commission on November 20, 1997 (Registration No. 333-40609).

27            Financial Data Schedule