Form 10-K
period 1998-01-31
COLE NATIONAL CORP /DE/
filed 1998-05-01
CIK 769644

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
-   EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 1998, OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ______________.

                         COMMISSION FILE NUMBER 1-12814

                            COLE NATIONAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                34-1453189
    (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

    5915 LANDERBROOK DRIVE, MAYFIELD HEIGHTS, OHIO             44124
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

    REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (440) 449-4100

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

         TITLE OF EACH CLASS         NAME OF EACH EXCHANGE ON WHICH REGISTERED
         -------------------         -----------------------------------------

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

    THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 25, 1998 WAS APPROXIMATELY $536,426,000, BASED UPON THE LAST PRICE REPORTED FOR SUCH DATE BY THE NEW YORK STOCK EXCHANGE.

    AS OF MARCH 25, 1998, 14,754,604 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

                       DOCUMENTS INCORPORATED BY REFERENCE

    PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON JUNE 11, 1998 ARE INCORPORATED HEREIN BY REFERENCE INTO PART III.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Cole National Corporation ("CNC") was incorporated as a Delaware corporation in 1984. CNC, primarily through the subsidiaries owned by its direct subsidiary, Cole National Group, Inc. ("CNG"), is a leading provider of eyewear products, optometric services and personalized gifts with over 2,800 retail locations in 49 states, Canada and the Caribbean. References herein to the "Company" include CNC, its direct and indirect subsidiaries, and its predecessor companies, which have operated for more than 50 years, where applicable. The Company's businesses are conducted through two principal operating units: (i) Cole Optical, consisting of Cole Vision Corporation ("Cole Vision") and Pearle, Inc. ("Pearle"), which was acquired on November 15, 1996; and (ii) Things Remembered Inc. ("Things Remembered"). The Company believes that, based on industry data and after the acquisition of American Vision Centers, Inc. ("AVC") in August 1997, Cole Optical is the largest optical retail company in North America. Things Remembered operates the only nationwide chain of gift stores offering "while you shop" gift personalization, key duplicating, and related merchandise. The Company differentiates itself from other specialty retailers by providing value-added services at the point of sale at all of its retail locations.

         In January, 1998, the Company announced the closing of its Cole Gift Centers ("CGC") operations which included 445 key duplicating, greeting card and gift departments on the premises of hosts' stores. The closings were completed by February 28, 1998. CGC has been accounted for as a discontinued operation in the accompanying financial statements.

COLE OPTICAL

         Cole Optical contributed 77.4% of the Company's net revenue in fiscal 1997 with over 2,000 company-owned and franchised locations throughout the United States, Canada and the Caribbean as of January 31, 1998. Cole Vision and Pearle share management leadership, purchasing power and corporate support functions. Cole Vision's managed vision care programs give participants access to a network of company-owned, franchised and third-party optical locations.

  COLE VISION

         Cole Vision operates principally under the "Sears Optical", "Ward's Optical" and "BJ's Optical Department" names. As of January 31, 1998, Cole Vision operated 1,157 locations in 46 states and Canada, including 767 departments on the premises of Sears department stores, 192 departments in Montgomery Ward stores, 79 departments in BJ's Wholesale Club stores, 11 departments in Target stores, 104 freestanding stores operated under the name "Sears Optical" and four other locations. Cole Vision departments are generally operated under a lease or license arrangement through which the host store collects the sales receipts, retains an agreed upon percentage of sales and remits the remainder to Cole Vision on a weekly basis.

         Cole Vision locations are, in most cases, full-service retail eyecare stores offering brand name and private label prescription eyeglasses, contact lenses and accessories, with an on-premises doctor of optometry who performs complete eye examinations and prescribes eyeglasses and contact lenses. Most Cole Vision optical departments, which are typically 1,000 square feet in size, operate with a doctor of optometry, a department manager, and from one to seven opticians depending on store sales volume. A majority of the doctors of optometry are independent, as is often required by state law, with the remainder being employed by Cole Vision. The independent doctors sublease space and equipment from Cole Vision where permitted by law, or from the host, and retain their examination fees.

         Each of Cole Vision's locations is computer linked to Cole Vision's five centralized manufacturing laboratories, which grind, cut and fit lenses to order and ship them to the stores. Cole Vision provides next day delivery on most of the eyewear it offers when requested by its customers. Cole Vision purchases all of the frames and lenses used in its eyeglasses from outside suppliers, both in the United States and several foreign countries.

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

  MANAGED VISION CARE

         In the last several years, Cole Vision has expanded its managed vision care program that provides low cost, comprehensive eyecare benefits marketed directly to employers, other employee benefit plan sponsors and insurance companies, primarily under the name "Vision One." Vision One's basic program gives employers the opportunity to offer their employees a group discount at locations within the managed vision care network with minimal direct cost to the employer. An enhanced Vision One program allows employers to provide their employees with prepaid eye examinations, as well as pricing discounts or reimbursements. Cole Vision added the Pearle company-owned and a majority of franchised locations to its managed vision care programs in fiscal 1997.

  PEARLE

         At January 31, 1998, Pearle's operations, including AVC's locations, consisted of 444 company-owned and 401 franchised stores located in 43 states, Canada, and the Caribbean. All Pearle stores operate in either an "Express" or "Mainline" store format. Express stores contain a full surfacing lab that can manufacture most glasses in approximately one hour. Mainline stores can manufacture over 50% of prescriptions on-site in approximately one hour. Other prescriptions are sent to a nearby Express location or to the main laboratory in Dallas. The main laboratory generally is able to complete orders for next day delivery if requested. At January 31, 1998, 325 of the company-owned stores and 128 of the franchised stores were Express, with the balance being Mainline. Most of the AVC locations, which included 80 company-owned and 75 franchised stores at January 31, 1998, have been integrated into the Pearle system.

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

         Pearle's marketing strategy employs a wide range of media at both the national and local levels. The franchised and company-owned stores each contribute a percentage of revenues to Pearle's marketing budget with approximately half of Pearle's marketing expenditures devoted to television. Pearle's brand positioning of high quality eyecare products and services has been reinforced by an advertising and promotions program, which includes Pearle's advertising slogans, Nobody Cares for Eyes More Than Pearle and Put your Pearle's on.

         Pearle operates a warehouse facility in Dallas that inventories and distributes a comprehensive product line, including frames, eyeglass lenses, contact lenses, optical supplies and eyewear accessories to company-owned and franchised locations.

         In fiscal 1997 and early 1998, the Company increased its equity interest in Pearle Europe B.V., which operates 490 owned and franchised retail optical locations in the Netherlands, Belgium, Germany and Austria, to 24%.

  FRANCHISE OPERATIONS

         Pearle has maintained a franchise program since 1980. Most of the franchised stores are single franchise operations, with no franchisee operating more than eight stores. With the proper financial approvals, a franchise purchase can be financed through Pearle. Currently, Pearle offers financing over periods up to ten years at variable interest rates ranging from prime plus one point to prime plus three points adjusted periodically.

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

         During 1997 Pearle modified its Franchise Agreement to reduce the royalty and advertising fees the franchisees pay and, among other things, provide for the franchisees' participation in Cole Vision's managed vision care programs. Approximately 75% of existing franchisees have accepted the modified agreement.

THINGS REMEMBERED

         Things Remembered contributed 22.6% of the Company's net revenue in fiscal 1997. As of January 31, 1998, Things Remembered operated 831 stores and kiosks generally located in large, enclosed shopping malls located in 45 states. Each location carries a wide assortment of engravable items and provides "while you shop" personalization and engraving services for any occasion including holiday, business and special occasion gift events. Things Remembered offers engraving for items purchased at the store as well as for items purchased elsewhere.

         Merchandise sold at Things Remembered stores consists of a broad assortment of gift categories and items at prices generally ranging from $10 to $75. Things Remembered's offering of gifts includes writing instruments, clocks, music boxes, picture frames and albums, executive desk sets and accessories, ID bracelets, glassware, lighters, keys and key rings, door knockers and Christmas ornaments. Things Remembered features brand name merchandise as well as higher margin private label merchandise. At some locations, the Company utilizes computer-controlled embroidery equipment for the personalization of merchandise such as throws, sweaters, bathrobes, jackets, baseball caps, towels and baby blankets. These softgoods were added to most of Things Remembered's other locations in 1996 with personalization services provided from a central fulfillment facility.

         At January 31, 1998, Things Remembered locations consisted of 456 stores and 375 kiosks. The typical store consists of about 1,000 square feet, while kiosks, which are units generally located in the center of the common mall area, are typically 200 square feet in size.

         Things Remembered locations are usually operated by one or two employees during non-peak periods and up to 15 employees during the peak Christmas season. Locations typically employ a store manager on a full-time basis and a full or part-time assistant manager, while the balance of the employees is part-time sales associates.

         Nearly all locations are equipped with computerized gift engravers and key duplicating machines. Many stores also have equipment for etching glassware items. All locations are equipped with point-of-sale terminals.

         The Company ships most of Things Remembered's store merchandise through its centralized warehouse and distribution facility located near Youngstown, Ohio. Completed in July 1997, this facility is expected to improve distribution efficiencies. The warehouse utilizes a computerized carousel system to automate the process of locating merchandise needed to fill a store order.

HOST RELATIONSHIPS

         The Company believes it has developed excellent relationships with the host stores in which Cole Vision operates. The Company has maintained its relationships with Sears and Montgomery Ward over 35 years in the optical business. Of the Sears and Montgomery Ward stores that offer optometric services, the vast majority are operated by Cole Vision. Although leases with major hosts are terminable by either party upon relatively short notice, Cole Vision has never had a lease terminated other than in connection with a store closing, relocation or major remodeling.

PURCHASING

         The merchandise, supplies and component parts required for the various products sold by the Company are purchased from a large number of suppliers and manufacturers and are generally readily available. In most cases, such purchases are not made under long-term contracts. In fiscal 1997, no single supplier or manufacturer accounted for as much as 10% of total purchases.

COMPETITION

         The Company operates in highly competitive businesses. Cole Optical competes with other optical companies, private ophthalmologists, optometrists and opticians and a growing number of HMOs in a highly fragmented marketplace. Pearle competes on the basis of its highly recognized brand name, one-hour express service and by offering quality eyecare products. Cole Vision competes primarily on the basis of the patient service it provides, as well as price and product quality and the reputation of its host stores. The Company believes that, based on industry data and after the acquisition of AVC in August 1997, Cole Optical is the largest optical retail company in North America. Although Things Remembered operates the only nation-wide chain of gift stores offering "while you shop" gift engraving, key duplicating, glass etching and monogramming, as well as related merchandise, it competes with many other retailers that sell gift items. Things Remembered competes with such other retailers primarily on the basis of the value-added point of sale services that it provides, as well as price and product quality. Some of the Company's competitors have greater financial resources than the Company.

EMPLOYEES

         As of January 31, 1998, the Company and its subsidiaries had approximately 9,200 full-time and 5,200 part-time employees. During October, November and December, the Company employs additional full- and part-time employees. In fiscal 1997, approximately 5,000 additional employees were employed during such period. Approximately 190 employees at certain Pearle locations are represented by labor unions. The Company considers its present labor relations to be satisfactory.

ITEM 2.  PROPERTIES

         The Company owns an office in Highland Heights, Ohio that is subject to a mortgage, leases another office in Highland Heights, Ohio and leases its executive offices and an office in Cleveland, Ohio. All of Cole Vision's retail locations are leased or operated under a license with the host store, and none of the individual retail locations is material to the Company's operations. Leases for departments operated in Sears stores and freestanding stores operated under the name "Sears Optical" are generally for terms of 90 days and five years, respectively. Leases for Things Remembered stores and kiosks are generally for terms of ten and five years, respectively. The Company believes that its relationships with its lessors are generally good. The Company leases its five Cole Vision optical laboratories, located in Knoxville, Tennessee (two labs); Memphis, Tennessee; Salt Lake City, Utah; and Richmond, Virginia, pursuant to leases expiring (including renewals at the option of the Company) in 1999, 2005, 2002, 2006 and 2002, respectively.

         Pearle and AVC have 401 stores based in 39 states. Pearle also has 18 stores in Canada and 25 stores in the Caribbean. Stores are located in malls, strip centers and freestanding locations. Pearle and AVC lease most of their retail stores under non-cancelable operating leases with terms generally ranging from five to ten years and which generally contain renewal options for additional periods. Pearle or AVC is the principal lessee on a majority of stores operated by franchisees who sublease the facilities from Pearle or AVC. Pearle owns its Dallas Support Center, which comprises approximately 88,721 square feet of office space and 147,336 square feet of laboratory and distribution facilities. Pearle also owns a small headquarters and laboratory in Puerto Rico. AVC leases its Flint laboratory and distribution facility pursuant to a lease expiring in 2000.

           In fiscal 1997, the Company completed construction of a 210,000 square foot warehouse and distribution facility for Things Remembered near Youngstown, Ohio. The Company currently owns this facility but is evaluating financing alternatives.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is subject to a variety of routine legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended January 31, 1998.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

    (a) The following persons are the executive officers of the Company who are not members of the Company's Board of Directors, having been elected to their respective offices by the Board of Directors of the Company to serve until the election and qualification of their respective successors:

            NAME                 AGE                   OFFICE
         ---------------         ---           ------------------------------

         Leslie D. Dunn          52            Senior Vice President -
                                               Business Development, General
                                               Counsel and Secretary

         Joseph Gaglioti         52            Vice President and Treasurer

         Wayne L. Mosley         44            Vice President and Controller

   (b) The following is a brief account of the positions held with the Company during the past five years by each of the above named executive officers of the Company:

                Ms. Dunn has been Senior Vice President - Business Development, General Counsel and Secretary of the Company since September 1997. Prior to joining the Company, she was a partner in the law firm of Jones Day Reavis & Pogue for more than five years.

                Mr. Gaglioti has been Vice President of the Company since 1992 and Treasurer of the Company since 1991. Mr. Gaglioti joined the Company in 1981.

                Mr. Mosley has been Vice President and Controller, Assistant Secretary and Assistant Treasurer of the Company since 1992. Mr. Mosley joined the Company in 1986.

                Information concerning Jeffrey A. Cole and Brian B. Smith, the Company's executive officers who are also Directors, will be included in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders (the "Proxy Statement").

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the New York Stock Exchange
         (NYSE) under the symbol "CNJ". The following table sets forth, for the fiscal periods indicated, the high and low sales prices per share.


                                FISCAL 1997              FISCAL 1996
                           -------------------        ------------------

                QUARTER     HIGH        LOW           HIGH        LOW
                -------     ----        ---           ----        ---

                                                            >
                First      $35 1/8     $26 1/2        $17 5/8    $10 3/8
                Second     $48 1/4     $33            $21 5/8    $16 3/8
                Third      $46         $40 3/16       $25 1/4    $18 1/4
                Fourth     $43 1/2     $27 3/4        $28 5/8    $23 5/8

         The Company's dividend policy for the foreseeable future is to retain earnings to support its growth strategy. The Company did not pay dividends on its Common Stock during the last two fiscal years.

         As of March 25, 1998, there were 194 shareholders of record.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data set forth below have been restated to reflect continuing operations only and should be read in conjunction with the Consolidated Financial Statements and the notes thereto and other information contained elsewhere in this report (dollars in thousands, except per share amounts).


                                                 1997           1996         1995        1994       1993
                                                 ----           ----         ----        ----       ----

Net revenue                                   $1,000,198     $628,496     $515,892    $464,821    $413,797

Operating income (loss)(1)                    $   62,864     $(11,486)    $ 43,651    $ 38,096    $ 31,515

Income (loss) from continuing operations(1)   $   19,933     $(24,698)    $ 13,798    $ 23,331    $ 11,136

Income (loss) from continuing operations
  per common share (1)
    Basic                                          $1.48     $  (2.18)    $   1.32    $   2.48    $   2.11
    Diluted                                        $1.43     $  (2.18)    $   1.31    $   2.44    $   2.09

Weighted average number of shares
  outstanding (000's)
    Basic                                         13,481       11,333       10,415       9,395       5,283
    Diluted                                       13,981       11,333       10,565       9,571       5,331

Total assets                                  $  651,384     $578,456     $296,669    $280,298    $253,208

Working capital                               $   73,175     $ 56,404     $ 61,275    $ 56,628    $ 38,651

Stockholders' equity (deficit) at year end    $  132,015     $ 19,718     $ 17,133    $  3,306    $(75,070)

Current ratio                                       1.35         1.26         1.68        1.64        1.43

Long-term obligations and redeemable
  preferred stock                             $  277,401     $317,547     $181,903    $184,388    $238,299

Number of stores at year end(2)                    2,833        2,657        1,834       1,741       1,554

Comparable store sales growth                        3.6%         7.2%         4.5%        5.4%        6.5%

(1) Includes an $8,000 pretax charge for business integration in 1997 related to the acquisition of AVC and a $61,091 pre-tax charge for business integration and other non-recurring items in 1996 primarily related to the acquisition of Pearle.

(2)Includes Pearle and AVC franchise locations.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are identified according to the calendar year in which they begin. For example, the fiscal year ended January 31, 1998 is referred to as "fiscal 1997." Fiscal 1997 and 1996 consisted of 52-week periods while fiscal 1995 consisted of a 53-week period.

RESULTS OF OPERATIONS

         On January 13, 1998, the Company announced the closing of its Cole Gift Centers ("CGC") business which included 445 key duplicating, greeting card and gift departments on the premises of hosts' stores. CGC has been accounted for as a discontinued operation in the accompanying financial statements. Accordingly, the results of operations and loss on disposition of CGC have been excluded from the results of continuing operations.

         The following is a discussion of the results of the Company's continuing operations for the three fiscal years ended January 31, 1998.


FISCAL 1997 COMPARED TO FISCAL 1996

         On August 5, 1997, the Company acquired all of the issued and outstanding common stock of American Vision Centers, Inc. ("AVC") for approximately $28.9 million in cash, including debt assumed. The acquisition was accounted for using the purchase method of accounting. Accordingly, AVC's results of operations, which included 80 company-owned optical stores and 75 franchised locations at January 31, 1998, have been included in the Company's consolidated statement of income for fiscal 1997 since the date of acquisition. For the six-month period, AVC's net revenue was approximately $25.0 million.

         Net revenue increased 59.1% to $1.0 billion in fiscal 1997 from $628.5 million in fiscal 1996. The increase in revenue was primarily attributable to the acquisitions of Pearle, Inc. ("Pearle") and AOCO Limited ("Sears Optical of Canada") in November 1996 and AVC in August 1997 (collectively "the Acquired Companies"), which accounted for $290.7 million of the increase for the fiscal year. See Notes 2 and 3 of the Notes to Consolidated Financial Statements for further discussion of the Acquired Companies. The Company's consolidated comparable store sales increased 3.6% in fiscal 1997 with a 5.9% comparable store growth at Cole Optical and a 0.5% comparable store sales decline at Things Remembered. The increase at Cole Optical was primarily a result of successful eyewear promotions and growth in managed vision care sales. The net revenue increase was also attributable to the Company's classification of capitation and other fees associated with its growing managed vision care business as revenue. Until the first quarter of fiscal 1997, such fees were netted with operating expenses in the Company's financial statements. For fiscal 1997, these fees were approximately $44.7 million. The opening of additional Cole Optical and Things Remembered units also contributed to the revenue increase. At January 31, 1998, the Company had 2,833 specialty service retail locations, including 401 franchised locations, compared to 2,657 at February 1, 1997.

         Gross profit increased to $659.3 million in fiscal 1997 from $427.3 million in fiscal 1996. The gross profit increase was primarily attributable to the Acquired Companies and classification of managed vision care fees as revenue. Gross margins for fiscal 1997 and fiscal 1996 were 65.9% and 68.0%, respectively. The lower gross margin percentage in fiscal 1997 resulted primarily from the addition of Pearle which operates at a lower gross margin than the Company has historically experienced due to the higher costs of in-store laboratories and lower margin wholesale sales to franchised stores. This was partially offset by revenue generated by Pearle's franchise royalties and fees, interest income on Pearle's franchise notes receivable and the managed vision care fees, each of which has no corresponding cost of goods sold.

         Operating expenses increased 55.5% to $558.5 million in fiscal 1997 from $359.1 million in fiscal 1996. As a percentage of revenue, operating expenses decreased to 55.8% in fiscal 1997 from 57.1% in fiscal 1996. The leverage improvement was primarily a result of the addition of Pearle, which has lower operating expenses as a percentage of revenue than the rest of the Company, along with leverage gains achieved by Cole Optical's comparable store sales increase. This was offset in part by leverage losses at Things Remembered resulting from the decline in comparable store sales. Operating expenses increased primarily because of the Acquired Companies and the classification of capitation and other fees as revenue. The expense increase reflected higher advertising expenditures, payroll costs, and store occupancy expenses, as well as expenses related to the growth of managed vision care. Advertising expenditures at Cole Optical were increased for optical promotions and Pearle name awareness. Payroll costs increased because of more higher-volume retail units open in 1997 and additional payroll to support increased sales. Store occupancy expenses increased primarily as a result of more locations and higher percentage rents caused by increased comparable store sales. Fiscal 1997 depreciation and amortization expense of $30.0 million was $11.4 million more than fiscal 1996 reflecting the addition of the Acquired Companies and an increase in capital expenditures.

         The third and fourth quarter of fiscal 1997 included a total of $8.0 million of charges for non-recurring items related to integration of AVC into the Company's operations. In the fourth quarter of fiscal 1996, the Company recorded a $61.1 million pre-tax charge for certain unusual non-recurring items primarily related to the integration and consolidation of Pearle. See Note 3 of the Notes to Consolidated Financial Statements for further discussion of the Business Integration and Other Non-Recurring Charges.

         Operating income, excluding charges for business integration and other non-recurring items from each year, increased 42.9% to $70.9 million in fiscal 1997 from $49.6 million the prior year, primarily the result of the Acquired Companies and comparable store sales growth at Cole Optical, offset in part by soft sales performance at Things Remembered.

         Net interest expense for fiscal 1997 of $27.9 million increased $7.7 million compared to fiscal 1996. The increase was primarily attributable to the additional interest on $150.0 million of 9-7/8% Senior Subordinated Notes due 2006 (the "9-7/8% Notes") issued in connection with financing the Pearle acquisition and $125.0 million of 8-5/8% Senior Subordinated Notes due 2007 (the "8-5/8% Notes") issued in August 1997. This was partially offset by a decrease in interest expense due to the purchase and subsequent retirement of $15.1 million of 11-1/4% Senior Notes due 2001 (the "Senior Notes") in the second quarter of fiscal 1996 and the purchase and retirement of $150.9 million of Senior Notes in conjunction with a tender offer in September 1997. The issuance of the 8-5/8% Notes, combined with the redemption of the Senior Notes, is expected to reduce fiscal 1998 interest expense by more than $3.0 million compared to fiscal 1997.

         The income tax provisions for fiscal 1997 and 1996 include $3.4 million and $20.0 million, respectively, of income tax benefits related to the charges for business integration and other non-recurring items. The effective tax rate on income excluding the charge for business integration and other non-recurring items was 43.0% in fiscal 1997 and 44.3% in fiscal 1996. This rate reflects the significant impact of non-deductible amortization of goodwill in both years. A more complete discussion of income taxes is included in Note 10 of Notes to Consolidated Financial Statements.

         The net loss in fiscal 1997 of $6.2 million included a $14.0 million loss, net of an income tax benefit of $8.5 million, related to the operations and closing of CGC and a $12.2 million extraordinary loss, net of an income tax benefit of $7.5 million, recorded in the third quarter of fiscal 1997 in connection with the early extinguishment of debt. The loss represented the tender premium, write-off of related unamortized debt discount and other costs associated with redemption of the Senior Notes. A similar charge for $0.7 million, net of an income tax benefit of $0.5 million, was recorded in the second quarter of fiscal 1996.


FISCAL 1996 COMPARED TO FISCAL 1995

         On November 15, 1996, the Company acquired the North American and Caribbean operations of Pearle and a 20% interest in Pearle Trust B.V., a company formed to purchase Pearle's European business. The acquisition of Pearle has been accounted for under the purchase method of accounting. Accordingly, Pearle's results of operations since the date of acquisition have been included in the Company's consolidated statement of income for fiscal 1996. For the eleven-week period, Pearle operated at approximately a break-even level with net revenue of $58.3 million reflecting the relatively lower level of optical retail sales during the holiday season. At February 1, 1997, the Pearle system included 348 company operated optical stores and 338 franchised locations in the United States, Canada and the Caribbean. Except as otherwise indicated, the following discussion of net revenue, gross profit and operating expenses relates to the Company on an historical basis without giving effect to the Pearle acquisition.

         Net revenue increased 9.8% to $566.3 million in fiscal 1996 from $515.9 million in fiscal 1995. The increase in consolidated revenue was due to a comparable store sales increase of 7.2% and to the opening of additional Things Remembered and Cole Vision units including 75 optical locations in Canada as a result of the acquisition of Sears Optical of Canada in November 1996. This was partially offset by one less week of revenue in fiscal 1996 compared to fiscal 1995. Comparable store sales increased 10.7% at Cole Vision primarily as a result of successful eyewear promotions and growth in the managed vision care program. Comparable store sales increased 2.3% at Things Remembered benefiting from the roll-out of monogrammed softgoods and the introduction of new merchandise. At February 1, 1997, the Company operated 1,971 specialty service retail locations, excluding the Pearle system, versus 1,834 at the end of the prior year.

         Gross profit increased to $391.4 million in fiscal 1996 from $354.2 million in fiscal 1995. Gross margins for fiscal 1996 and fiscal 1995 were 69.1% and 68.7%, respectively. The increase in gross margin percentage was the result of lower product costs, improved optical lab productivity and a higher level of personalization in the sales mix at Things Remembered.

         Operating expenses increased 10.1% to $326.0 million in fiscal 1996 from $296.0 million the prior year. As a percentage of revenue, operating expenses increased slightly to 57.6% in fiscal 1996 from 57.4% in fiscal 1995. Operating expenses increased primarily due to higher advertising expenditures, payroll costs and store occupancy expenses, partly offset by one less week in fiscal 1996. Advertising expenditures at Cole Vision were increased for optical promotions to encourage continued sales growth above last year's successful promotions. Payroll costs increased because of more higher-volume retail units open in 1996, including an increased number of Things Remembered personalization superstores, and additional payroll to support increased sales. Store occupancy expenses increased primarily as a result of the increased number of Things Remembered personalization superstores and higher percentage rents caused by increased comparable store sales. Fiscal 1996 depreciation and amortization expense of $16.0 million was $1.4 million more than fiscal 1995 reflecting an increase in capital expenditures.

         In the fourth quarter of fiscal 1996, the Company recorded a $61.1 million pre-tax charge for certain unusual non-recurring items. Such charge was primarily related to the acquisition of Pearle and included costs incurred related to the integration and consolidation of Pearle into the Company's operations, as well as certain other non-recurring charges. See Note 3 of the Notes to Consolidated Financial Statements for further discussion of the Business Integration and Other Non-recurring Charges.

         Operating income, excluding the charge for non-recurring items, increased 13.2% to $49.4 million in fiscal 1996 from $43.7 million the prior year. The increase was primarily attributable to increased revenue and improved gross margin.

         Net interest expense for fiscal 1996 of $20.2 million was $1.0 million more than that of the prior year. This increase was primarily due to $3.4 million of additional interest expense related to the financing of the Pearle acquisition offset by decreases in interest expense due to the retirement of $5.0 million of the Senior Notes in November 1995, the purchase and subsequent retirement of $15.1 million of Senior Notes in the second quarter of fiscal 1996, the elimination of working capital borrowings and increased interest income from an increase in temporary cash investments.

         The income tax benefit of $6.9 million for fiscal 1996 includes a $20.0 million income tax benefit related to the charge for integration and other non-recurring items. The effective income tax rate on income excluding the charge for integration and other non-recurring items was 44.3% in fiscal 1996 and 43.7% in fiscal 1995. This rate reflects the significant impact of non-deductible amortization of goodwill in both years.

         The net loss in fiscal 1996 of $28.3 million included a $2.9 million loss, net of an income tax provision of $0.2 million, from CGC's discontinued operations, which included a write-off of CGC's goodwill of $3.3 million, and a $0.7 million extraordinary loss, net of an income tax benefit of $0.5 million, recorded in the second quarter in connection with the early extinguishment of debt. The extraordinary loss represented the payment of premiums, the write-off of unamortized discount and other costs associated with purchasing the debt.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary source of liquidity is funds provided from operations of its operating subsidiaries. In addition, the Company's wholly-owned subsidiary, Cole National Group, Inc. (CNG) and its operating subsidiaries have available to them working capital commitments of $75.0 million, reduced by commitments under letters of credit, under a credit facility put in place at the time of the Pearle acquisition (the "Credit Facility").

         There were no working capital borrowings outstanding during fiscal 1997 and 1996.

         The Credit Facility contains covenants restricting the ability of the Company's operating subsidiaries to, among other things, pay dividends or make other restricted payments to the Company or CNG. The Credit Facility permits CNG's subsidiaries to pay dividends to CNG to the extent necessary to permit CNG to pay all interest and principal on the Senior Notes, the 9-7/8% Notes and the 8-5/8% Notes when due.

         During the second quarter of fiscal 1997, the Company completed a public offering of 2,587,500 shares of its Common Stock at an offering price of $47.00 per share. The net proceeds of approximately $116.0 million were used for general corporate purposes including reducing outstanding indebtedness and financing acquisitions, including the purchase of AVC.

         In August 1997, CNG issued $125.0 million of 8-5/8% Notes. The net proceeds of the issuance were $121.8 million. CNG also commenced a tender offer which expired on September 12, 1997, to purchase up to all of its $165.8 million outstanding Senior Notes at $1,105.61 per $1,000 principal amount, plus accrued interest thereon, using the net proceeds of the 8-5/8% Notes issuance and cash on hand. A total of $151.3 million of Senior Notes was tendered resulting in the extraordinary charge discussed above. The Company plans to redeem the remaining $14.5 million of Senior Notes in October 1998, the first call date, and accordingly, has reflected them as current liabilities in the accompanying consolidated balance sheet.

         In November 1997, the Company's Board of Directors authorized the repurchase from time to time of up to 500,000 shares of common stock, or approximately 3.5% of the Company's outstanding shares, through open market or block transactions. It is expected that the shares will be purchased using internally generated funds and will be used in part to offset dilution from stock options and in connection with other benefit plans. As of January 31, 1998, a total of 20,000 shares had been purchased.

         At year end, the Company had outstanding $14.5 million of Senior Notes, $150.0 million of 9-7/8% Notes and $125.0 million of 8-5/8% Notes. The Senior Notes, the 9-7/8% Notes and the 8-5/8% Notes are unsecured and mature October 1, 2001, December 31, 2006 and August 15, 2007, respectively, with no earlier scheduled redemption or sinking fund payment. The Senior Notes bear interest at a rate of 11-1/4% per annum, payable semi-annually on each April 1 and October
1. The 9-7/8% Notes interest is payable semi-annually on each June 30 and December 31, while the 8-5/8% Notes interest is payable semi-annually on each February 15 and August 15. The indentures pursuant to which the Senior Notes, the 9/7/8% Notes and the 8-5/8% Notes were issued contain certain optional and mandatory redemption features and other financial covenants, including restrictions on the ability of CNG to pay dividends or make other restricted payments to the Company. The indentures permit dividend payments to the Company of one-half of CNG's consolidated net income, provided that no default or event of default has occurred under the indentures and that CNG has met a specified fixed charge coverage ratio test. The indentures also permit payments to the Company for certain tax obligations and for administrative expenses of the Company not to exceed .25% of net sales. See Note 6 of Notes to Consolidated Financial Statements.

         The Company plans to redeem the remaining Senior Notes in 1998. As a result, the Company will have no significant principal payment obligations under its outstanding indebtedness until the 9-7/8% Notes mature in 2006. The ability of the Company and its subsidiaries to satisfy these obligations will be primarily dependent upon future financial and operating performance of the subsidiaries and upon the Company's ability to renew or refinance borrowings or to raise additional equity capital.

         Cash balances at year end were $68.1 million compared to $73.1 million at February 1, 1997. Operations generated net cash of $8.0 million in fiscal 1997, $82.8 million in fiscal 1996 and $34.8 million in fiscal 1995. The $74.8 million decrease in cash provided by operations in fiscal 1997 compared to fiscal 1996 was primarily attributable to a decrease in accounts payable and accrued liabilities of $11.8 million due in part to the payment of non-recurring charges, an increase in inventories of $11.2 million versus $3.9 million in fiscal 1996, and a decrease in accrued and deferred income taxes of $25.8 million versus an increase of $16.3 million in fiscal 1996. These cashflow decreases were partly offset by a $15.9 million decrease in the net assets of discontinued operations, increased income from operations of $13.5 million, excluding the charge for integration and other non-recurring items, and increased depreciation and amortization expense of $11.4 million. The $48.0 million increase in cash provided by operations in fiscal 1996 compared to fiscal 1995 was primarily attributable to an increase in accounts payable and accrued liabilities of $34.9 million, excluding amounts related to integration and other non-recurring items, increased accrued income taxes of $14.9 million primarily related to the sale of Pearle's European business for which the Company was reimbursed, increased income from operations of $5.0 million excluding the charge for integration and other non-recurring items, and increased depreciation and amortization expense of $4.0 million. These cash flow increases were partly offset by an increase in inventories of $3.9 million versus a $2.4 million reduction in fiscal 1995.

         In fiscal 1997 and fiscal 1996, the Company recorded $8.0 and $61.1 million, respectively, of pre-tax charges for business integration and other non-recurring items. The total cash outlay related to these charges is expected to be approximately $48.6 million, of which $23.1 million has been paid as of January 31, 1998. The remaining amount is expected to be incurred within the next 12 to 18 months, except for lease obligations which may be incurred over the life of the leases.

         Net capital additions were $32.6 million, $25.1 million, and $18.1 million in fiscal 1997, 1996 and 1995, respectively. The majority of the capital additions was for store fixtures, equipment and leasehold improvements for new stores and the remodeling of existing stores. The Company also acquired land and constructed a new warehouse and distribution facility for Things Remembered at a cost of approximately $9.3 million (of which $6.6 million is included in capital expenditures in fiscal 1997) to improve distribution efficiencies. In addition, the Company used $27.8 million for the purchase of AVC and $2.8 million for additional investment in Pearle Europe in fiscal 1997, $157.4 million for the purchases of Pearle and AOCO Limited and $6.1 million for the investment in Pearle Europe in fiscal 1996, and $0.8 million for the purchase of the BJ's Wholesale Club optical departments in fiscal 1995.

           For fiscal 1998, the Company plans to expand the number of stores as well as remodel and relocate stores. The Company currently estimates that capital expenditures in fiscal 1998 will be approximately $35.0 million, excluding acquisitions. In February 1998, the Company increased its investment in Pearle Europe by $10.4 million in connection with Pearle Europe's acquisition of two of the largest optical retailers in Germany and Austria.

         The Company paid approximately $17.9 million for systems development costs in 1997. Such costs have been capitalized and are being amortized over their estimated useful lives. The Company estimates that it will incur an additional $15 to $20 million of systems development costs in 1998 that will also be capitalized and amortized.

         The Company believes that funds provided from operations along with funds available under the Revolving Credit Facility will provide adequate sources of liquidity to allow the Company's operating subsidiaries to continue to expand the number of stores and to fund capital expenditures and systems development costs.

YEAR 2000

         In connection with the significant investment in the development of new data processing systems, the Company has begun to evaluate the impact of issues regarding the year 2000. The Company is developing an action plan, including identifying required resources, to modify any computer systems and software applications not already modified, to be year 2000 compliant. At the present time, the Company anticipates completion of any modifications to critical systems by the end of fiscal 1998. However, there can be no assurance that such schedule will be met or that any similar failure to convert by the Company's vendors and suppliers or consumer credit providers such as banks or credit card companies would not have an adverse effect on the Company's business. Although the Company does not anticipate the cost of any modifications, which will be expensed, to have a material effect on its results of operations, financial position or cash flows, the ultimate impact is unknown at this time.

NEW ACCOUNTING PRONOUNCEMENTS

         In fiscal 1998, the Company will adopt Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income" and No. 131 "Disclosures about Segments of an Enterprise and Related Information".

         SFAS No. 130 establishes standards for reporting comprehensive income and its components in a full set of financial statements. Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources". Comprehensive income is the total of net income and all other non-owner changes in equity. SFAS No. 130 will require the Company to report comprehensive income in a financial statement that is displayed with the same prominence as other financial statements.

         SFAS No. 131 requires that the Company report certain information about operating segments in its financial statements. Operating segments are components of an enterprise whose results are regularly reviewed by the Company's chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. The Company is currently evaluating which parts of its business meet the definition of an operating segment.

         Adoption of the aforementioned standards is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

FORWARD-LOOKING INFORMATION

         Certain sections of this report contain forward-looking statements. Forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting the Company. All forward-looking statements involve risk and uncertainty.

         The Company operates in a highly competitive environment, and its future liquidity, financial condition and operating results may be materially affected by a variety of factors, some of which may be beyond the control of the Company, including risks associated with the integration of Pearle and AVC, the Company's ability to select and stock merchandise attractive to customers, economic and weather factors affecting consumer spending, operating factors, including manufacturing quality of optical and engraved goods, affecting customer satisfaction, the Company's relationships with host stores, the mix of goods sold, pricing and other competitive factors.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information required by this item appears on pages F-1 through F-21 of this Form 10-K and is incorporated herein by reference. Other financial statements and schedules are filed herewith as "Financial Statement Schedules" pursuant to Item 14.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item will be included in the Company's Proxy Statement under the caption "Security Ownership of Management and Certain Beneficial Owners" and is incorporated herein by reference.

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

(a)(3)         EXHIBITS

         See Exhibit Index on pages X-1 through X-6.

(b)            REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended January 31, 1998.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                           COLE NATIONAL CORPORATION

April 30, 1998                             By: /s/ Wayne L. Mosley
                                              ---------------------------------
                                                   Wayne L. Mosley
                                              Vice President and Controller

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

      *                  Chairman and Chief                      April 30, 1998
------------------------ Executive Officer and
Jeffrey A. Cole          Director (Principal Executive Officer
                         and Principal Financial Officer)

      *                  President and Director                  April 30, 1998
------------------------
Brian B. Smith

  /s/ Wayne L. Mosley    Vice President and Controller           April 30, 1998
------------------------ (Principal Accounting Officer)
Wayne L. Mosley

      *                  Director                                 April 30, 1998
----------------------
Timothy F. Finley

      *                  Director                                 April 30, 1998
----------------------
Irwin N. Gold

      *                  Director                                 April 30, 1998
----------------------
Peter V. Handal

      *                  Director                                 April 30, 1998
----------------------
Charles A. Ratner

      *                  Director                                 April 30, 1998
----------------------
Walter J. Salmon


* The undersigned, by signing his name hereto, does sign and execute this report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors of the Company and which are being filed herewith with the Securities and Exchange Commission on behalf of such officers and directors.



/s/ Wayne L. Mosley
---------------------------------
Wayne L. Mosley, Attorney-in-Fact

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES




                                                                          PAGE


     Report of Independent Public Accountants                             F - 2

     Consolidated Balance Sheets as of January 31, 1998 and February
     1, 1997                                                              F - 3

     Consolidated Statements of Operations for the 52 weeks ended
     January 31, 1998, the 52 weeks ended February 1, 1997 and the 53
     weeks ended February 3, 1996                                         F - 4

     Consolidated Statements of Cash Flows for the 52 weeks ended
     January 31, 1998, the 52 weeks ended February 1, 1997 and the 53
     weeks ended February 3, 1996                                         F - 5

     Consolidated Statements of Stockholders' Equity for the 52 weeks ended January 31, 1998, the 52 weeks ended February 1, 1997 and
     the 53 weeks ended February 3, 1996                                  F - 6

     Notes to Consolidated Financial Statements                           F - 7



     Schedules included herein:

     Report of Independent Public Accountants on the Financial
     Statement Schedule                                                  F - 22

     Schedule I - Condensed Financial Information of Registrant          F - 23



All financial statement schedules not included have been omitted because they are not applicable or because the required information is otherwise furnished.

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
               ----------------------------------------



TO THE BOARD OF DIRECTORS OF COLE NATIONAL CORPORATION:

         We have audited the accompanying consolidated balance sheets of Cole National Corporation (a Delaware corporation) and Subsidiaries (the Company) as of January 31, 1998 and February 1, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cole National Corporation and Subsidiaries as of January 31, 1998 and February 1, 1997 and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1998 in conformity with generally accepted accounting principles.





ARTHUR ANDERSEN LLP


Cleveland, Ohio,
March 18, 1998.

              COLE NATIONAL CORPORATION AND SUBSIDIARIES
              ------------------------------------------
                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------
                        (DOLLARS IN THOUSANDS)
                        ----------------------

                                                                    January 31,        February 1,
                                                                       1998               1997
                                                                    ---------         ---------

ASSETS
Current assets:
   Cash and temporary cash investments                              $  68,053         $  73,141
   Accounts receivable, less allowance for doubtful accounts
       of $4,334 in 1997 and $3,068 in 1996                            52,030            38,434
   Current portion of notes receivable                                  4,177             6,060
   Refundable income taxes                                              9,520               -
   Inventories                                                        119,970           104,360
   Prepaid expenses and other                                           9,195             7,201
   Deferred income tax benefits                                        21,534            24,948
   Net assets of discontinued operations                                  -              16,451
                                                                    ---------         ---------
     Total current assets                                             284,479           270,595

Property and equipment, at cost                                       242,966           209,146
   Less - accumulated depreciation and amortization                  (115,162)          (94,679)
                                                                    ---------         ---------
     Total property and equipment, net                                127,804           114,467

Other assets:
   Notes receivable, excluding current portion                         25,783            27,951
   Deferred income taxes and other                                     54,241            26,135
   Intangible assets, net                                             159,077           139,308
                                                                    ---------         ---------
      Total assets                                                  $ 651,384         $ 578,456
                                                                    =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                $  16,027         $   1,336
   Accounts payable                                                    71,867            61,060
   Accrued interest                                                     6,615             9,630
   Net liabilities of discontinued operations                           3,475               -
   Accrued liabilities                                                112,363           120,195
   Accrued income taxes                                                   957            21,970
                                                                    ---------         ---------
      Total current liabilities                                       211,304           214,191

Long-term debt, net of discount and current portion                   277,401           317,547

Other long-term liabilities                                            30,664            27,000

Stockholders' equity:
   Preferred stock                                                        -                 -
   Common stock                                                            15                12
   Paid-in capital                                                    251,405           131,238
   Foreign currency translation adjustment                             (1,749)             (606)
   Notes receivable-stock option exercise                                (926)           (1,024)
   Accumulated deficit                                               (116,119)         (109,902)
   Treasury stock at cost                                                (611)              -
                                                                    ---------         ---------
      Total stockholders' equity                                      132,015            19,718
                                                                    ---------         ---------
      Total liabilities and stockholders' equity                    $ 651,384         $ 578,456
                                                                    =========         =========





The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

              COLE NATIONAL CORPORATION AND SUBSIDIARIES
              ------------------------------------------
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
           ------------------------------------------------



                                                                     52 Weeks            52 Weeks            53 Weeks
                                                                      Ended               Ended               Ended
                                                                    January 31,         February 1,         February 3,
                                                                       1998                1997                1996
                                                                    -----------         -----------         -----------

Net revenue                                                         $ 1,000,198         $   628,496         $   515,892

Costs and expenses:
   Cost of goods sold                                                   340,849             201,229             161,671
   Operating expenses                                                   558,531             359,085             296,040
   Depreciation and amortization                                         29,954              18,577              14,530
   Business integration and other non-recurring charges                   8,000              61,091                 -
                                                                    -----------         -----------         -----------
     Total costs and expenses                                           937,334             639,982             472,241
                                                                    -----------         -----------         -----------
Operating income (loss)                                                  62,864             (11,486)             43,651

Interest expense                                                        (30,365)            (21,855)            (19,922)
Interest income                                                           2,472               1,704                 761
                                                                    -----------         -----------         -----------
Income (loss) from continuing operations before income taxes             34,971             (31,637)             24,490

Income tax provision (benefit)                                           15,038              (6,939)             10,692
                                                                    -----------         -----------         -----------
Income (loss) from continuing operations                                 19,933             (24,698)             13,798
                                                                    -----------         -----------         -----------

Discontinued operations:
   Operating loss, net of income tax provision (benefit) of
      $(39), $180 and $118, respectively                                    (67)             (2,935)                (40)

   Loss on disposal, net of income tax benefit of $8,500                (13,900)                -                   -
                                                                    -----------         -----------         -----------
   Loss from discontinued operations                                    (13,967)             (2,935)                (40)
                                                                    -----------         -----------         -----------

Income (loss) before extraordinary item                                   5,966             (27,633)             13,758

Extraordinary loss on early extinguishment of debt, net of
   income tax benefit of $7,467 and $494, respectively                  (12,183)               (682)                -
                                                                    -----------         -----------         -----------
Net income (loss)                                                   $    (6,217)        $   (28,315)        $    13,758
                                                                    ===========         ===========         ===========


Earnings (loss) per common share:
   Basic -
      Income (loss) from continuing operations                      $      1.48         $     (2.18)        $      1.32
      Loss from discontinued operations                                   (1.04)               (.26)                -
      Extraordinary loss                                                   (.90)               (.06)                -
                                                                    -----------         -----------         -----------
      Net income (loss)                                             $      (.46)        $     (2.50)        $      1.32
                                                                    ===========         ===========         ===========

   Diluted -
      Income (loss) from continuing operations                      $      1.43         $     (2.18)        $      1.31
      Loss from discontinued operations                                   (1.00)               (.26)                -
      Extraordinary loss                                                   (.87)               (.06)                -
                                                                    -----------         -----------         -----------
      Net income (loss)                                             $      (.44)        $     (2.50)        $      1.31
                                                                    ===========         ===========         ===========




The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

              COLE NATIONAL CORPORATION AND SUBSIDIARIES
              ------------------------------------------
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
                        (DOLLARS IN THOUSANDS)
                        ----------------------


                                                                                 52 Weeks          52 Weeks          53 Weeks
                                                                                  Ended             Ended             Ended
                                                                                January 31,       February 1,       February 3,
                                                                                   1998              1997              1996
                                                                                 ---------         ---------         ---------
Cash flows from operating activities:
   Net income (loss)                                                             $  (6,217)        $ (28,315)        $  13,758
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Extraordinary loss on early extinguishment of debt                           12,183               682               -
       Non-recurring charges                                                           546            19,983               -
       Depreciation and amortization                                                29,954            18,577            14,530
       Non-cash interest                                                               142               440               454
       Deferred income tax provision (benefit)                                      12,823           (16,194)            4,495
       Change in assets and liabilities net of effects from acquisitions:
         Increase in accounts and notes receivable, prepaid expenses
            and other assets                                                        (9,513)           (4,374)           (4,763)
         Decrease (increase) in inventories                                        (11,222)           (3,935)            2,377
         Decrease in net assets of discontinued operations                          19,926             4,002               530
         Increase (decrease) in accounts payable, accrued liabilities
            and other liabilities                                                  (11,812)           73,107             2,004
         Increase (decrease) in accrued interest                                    (3,015)            2,580               115
         Increase (decrease) in accrued and deferred income taxes                  (25,826)           16,256             1,332
                                                                                 ---------         ---------         ---------
              Net cash provided by operating activities                              7,969            82,809            34,832
                                                                                 ---------         ---------         ---------

Cash flows from financing activities:
   Repayment of long-term debt                                                    (170,705)          (17,105)           (5,406)
   Payment of deferred financing fees                                               (3,191)           (6,066)              -
   Common stock repurchased                                                           (611)              -                 -
   Net proceeds from public stock offering                                         115,878            26,202               -
   Net proceeds from long-term debt                                                125,000           148,875               -
   Net proceeds from exercise of stock options and warrants                          2,903               546                69
   Other                                                                              (323)              118               -
                                                                                 ---------         ---------         ---------
              Net cash provided (used) by financing activities                      68,951           152,570            (5,337)
                                                                                 ---------         ---------         ---------

Cash flows from investing activities:
   Purchases of property and equipment, net                                        (32,645)          (25,148)          (18,138)
   Acquisitions of businesses, net of cash acquired                                (27,926)         (157,426)             (800)
   Investment in Pearle Europe                                                      (2,819)           (6,102)              -
   Systems development costs                                                       (17,922)           (2,933)             (755)
   Other, net                                                                         (696)              111              (272)
                                                                                 ---------         ---------         ---------
              Net cash used by investing activities                                (82,008)         (191,498)          (19,965)
                                                                                 ---------         ---------         ---------

Cash and temporary cash investments:
   Net increase (decrease) during the period                                        (5,088)           43,881             9,530
   Balance, beginning of the period                                                 73,141            29,260            19,730
                                                                                 ---------         ---------         ---------
   Balance, end of the period                                                    $  68,053         $  73,141         $  29,260
                                                                                 =========         =========         =========




  The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

              COLE NATIONAL CORPORATION AND SUBSIDIARIES
              ------------------------------------------
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            -----------------------------------------------
                        (DOLLARS IN THOUSANDS)
                        ----------------------


                                                                  Foreign
                                                                  Currency     Notes
                                                                   Trans-    Receivable                               Total
                                                                   lation       Stock       Accum-                    Stock-
                                          Common      Paid-In     Adjust-      Option       ulated      Treasury     holders'
                                           Stock      Capital       ment      Exercise      Deficit       Stock       Equity
                                         ---------   ---------   ---------    ---------    ---------    ---------    ---------

Balance, January 28, 1995                $      10   $  99,749   $     -       $ (1,108)   $ (95,345)   $     -      $   3,306
                                         ---------   ---------   ---------    ---------    ---------    ---------    ---------

Net income                                      -          -           -            -         13,758          -         13,758

Exercise of stock options                       -           78         -             (9)         -            -             69
                                         ---------   ---------   ---------    ---------    ---------    ---------    ---------

Balance, February 3, 1996                       10      99,827         -         (1,117)     (81,587)         -         17,133
                                         ---------   ---------   ---------    ---------    ---------    ---------    ---------

Net loss                                        -          -           -            -        (28,315)         -        (28,315)

Net proceeds from sale of common stock           1      26,201         -            -            -            -         26,202

Stock options granted                           -        4,153         -            -            -            -          4,153

Exercise of stock options                        1       1,057         -            (49)         -            -          1,009

Repayment of notes receivable                   -          -           -            142          -            -            142

Effect of foreign currency translation          -          -          (606)         -            -            -           (606)
                                         ---------   ---------   ---------    ---------    ---------    ---------    ---------

Balance, February 1, 1997                       12     131,238        (606)      (1,024)    (109,902)         -         19,718
                                         ---------   ---------   ---------    ---------    ---------    ---------    ---------

Net loss                                        -          -           -            -         (6,217)         -         (6,217)

Net proceeds from sale of common stock           3     115,875         -            -            -            -        115,878

Stock compensation                              -          635         -            -            -            -            635

Common stock repurchased                        -          -           -            -            -           (611)        (611)

Exercise of stock options and warrants          -        3,657         -            -            -            -          3,657

Repayment of notes receivable                   -          -           -             98          -            -             98

Effect of foreign currency translation          -          -        (1,143)         -            -            -         (1,143)
                                         ---------   ---------   ---------    ---------    ---------    ---------    ---------

Balance, January 31, 1998                $      15   $ 251,405   $  (1,749)   $    (926)   $(116,119)   $    (611)   $ 132,015
                                         =========   =========   =========    =========    =========    =========    =========


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

              COLE NATIONAL CORPORATION AND SUBSIDIARIES
              ------------------------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ------------------------------------------


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

                The Company is a specialty service retailer operating in both host and non-host environments. The Company's primary lines of business are eyewear products and services, and personalized gifts. Eyewear products and services represented approximately 77.4%, 64.8% and 59.3% of consolidated net revenue in 1997, 1996, and 1995, respectively.

                The Company sells its products through over 2,400 company-owned retail locations and 400 franchised locations in 49 states, Canada, and the Caribbean, and differentiates itself from other specialty retailers by providing value-added services at the point of sale at all of its retail locations. The Company considers its operations to be in one business segment.

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

                The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are identified according to the calendar year in which they begin. Fiscal years 1997 and 1996 consisted of 52 weeks while fiscal year 1995 consisted of 53 weeks.

         INVENTORIES -

                The Company's inventories are valued at the lower of first-in, first-out (FIFO) cost or market.

         PROPERTY AND DEPRECIATION -

                The Company's policy is to provide depreciation using the straight-line method over a period which is sufficient to amortize the cost of the asset over its useful life or lease term.

                The estimated useful lives for depreciation purposes are:

                      Buildings and improvements            5 to 40 years
                      Equipment                             3 to 10 years
                      Furniture and fixtures                2 to 10 years
                      Leasehold improvements                2 to 20 years

                Property and equipment, at cost, consist of the following as of January 31, 1998 and February 1, 1997 (000's omitted):


                                                            1998        1997
                                                          --------    ------

                    Land and buildings                  $   22,782     $  17,990
                    Furniture, fixtures and equipment      149,795       132,865
                    Leasehold improvements                  70,389        58,291
                                                        ----------     ---------
                       Total property and equipment     $  242,966     $ 209,146
                                                        ==========     =========

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

         INTANGIBLE ASSETS -

                Intangible assets, net, consist of the following at January 31, 1998 and February 1, 1997 (000's omitted):


                                                       1998             1997
                                                      ------           -----

                    Tradenames                      $  47,962        $  49,198
                    Goodwill                          111,115           90,110
                                                    ---------        ---------
                                                    $ 159,077        $ 139,308
                                                    =========        =========

                Tradenames acquired in connection with the Pearle acquisition are being amortized on a straight-line basis over 40 years and are presented net of accumulated amortization of $1,498,500 and $262,000 at January 31, 1998 and February 1, 1997, respectively.

                Goodwill is being amortized on a straight-line basis over 40 years and is presented net of accumulated amortization of $34,008,000 and $30,609,000 at January 31, 1998 and February 1, 1997, respectively. Management regularly evaluates its accounting for goodwill considering primarily such factors as historical profitability, current operating profits and cash flows. The Company believes that, at January 31, 1998, the asset is realizable and the amortization period is still appropriate.

         INVESTMENT IN PEARLE EUROPE B.V. -

                Included in other assets is the Company's investment in Pearle Europe B.V. (Pearle Europe), which conducts Pearle's European operations and is the parent company of Pearle Trust B.V. The Company's common equity investment of $2.2 million at January 31, 1998, (representing an approximate 24% ownership interest) is accounted for using the equity method.

                Included in notes receivable is $6.2 million and $3.6 million of net shareholder loans receivable from Pearle Europe and its subsidiaries at January 31, 1998 and February 1, 1997, respectively. The shareholder loans provide for interest at rates ranging from 10% to 12.7%. In February 1998, the Company repaid a $3.2 million note payable to a subsidiary of Pearle Europe and invested an additional $7.2 million in the form of 8% shareholder loans to Pearle Europe in connection with Pearle Europe's acquisition of optical operations in Germany and Austria.

         OTHER ASSETS -

                Financing costs incurred in connection with obtaining long-term debt are capitalized in other assets and amortized over the life of the related debt using the effective interest method.

                In March 1998 the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP, which was issued as an exposure draft in December 1996, provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 provides that direct costs to develop or obtain internal use software, including internal costs, should be capitalized and amortized over the estimated useful life of the software.

                Such costs incurred by the Company have been capitalized and are included in other assets. These costs are being amortized on a straight-line basis over periods ranging from two to seven years, beginning when the software is placed in service. At January 31, 1998 and February 1, 1997, these costs, net of accumulated amortization, were $23,963,000 and $3,102,000, respectively.

         OTHER LONG-TERM LIABILITIES -

                Other long-term liabilities consist primarily of certain employee benefit obligations, deferred lease credits and other lease-related obligations not expected to be paid within 12 months, and deferred income taxes. Deferred lease credits are amortized on a straight-line basis over the life of the applicable lease.

         CASH FLOWS -

                For purposes of reporting cash flows, the Company considers all temporary cash investments, which have original maturities of three months or less, to be cash equivalents. The carrying amounts of cash and cash equivalents approximate fair value due to the short maturity of those instruments.

                Net cash flows from operating activities reflect cash payments for income taxes and interest as follows (000's omitted):


                                          1997             1996           1995
                                        --------         --------       ------

                   Income taxes         $   19,889     $   5,300        $  4,265
                   Interest             $   33,682     $  20,834        $ 21,580

                During 1997, 1996 and 1995, non-cash financing activities included incurring $799,000, $2,504,000 and $3,192,000, respectively, in capital lease obligations.

         REVENUES -

                Revenues include sales of goods and services to retail customers at company-operated stores, sales of merchandise inventory to franchisees and other outside customers, and other revenues from franchisees such as royalties based on sales, interest income on notes receivable and initial franchise fees. Other revenues from franchisees totaled $19.8 million and $4.0 million in fiscal 1997 and 1996, respectively.

                Franchise revenues based on sales by franchisees are accrued as earned. Initial franchise fees are recorded as income when all material services or conditions relating to the sale of the franchises have been substantially performed or satisfied by the Company and when the related store begins operations.

                In fiscal 1997, the Company began classifying capitation and other fees associated with its growing managed vision care business, totaling $44.7 million for fiscal 1997, as revenues, which in prior years has been netted with operating expenses.

         ADVERTISING -

                The Company expenses advertising production costs and advertising costs as incurred and is reimbursed by franchisees for certain advertising expenses based on a percentage of sales. Advertising expense is summarized as follows (000's omitted):


                                                    1997        1996     1995
                                                   -------    -------   -------

                Gross advertising expense          $74,553    $37,427   $23,238
                Less:  Franchisee contribution      19,656      4,230         -
                                                   -------    -------   -------
                Net advertising expense            $54,897    $33,197   $23,238
                                                   =======    =======   =======

         FOREIGN CURRENCY TRANSLATION -

                The assets and liabilities of the Company's foreign subsidiaries and its investment in Pearle Europe are translated to United States dollars at the rates of exchange on the balance sheet date. Income and expense items are translated at average monthly rates of exchange. Translation gains or losses are included in the foreign currency translation adjustment component of stockholders' equity.

         CAPITAL STOCK -

                At January 31, 1998 and February 1, 1997, there were 14,727,325 and 11,965,473, respectively, shares of common stock, par value $.001 per share (the Common Stock), outstanding. At January 31, 1998, there were 40,000,000 and 5,000,000 authorized shares of Common Stock and undesignated preferred stock, respectively.

         EARNINGS PER SHARE -

                In the fourth quarter of fiscal 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," and accordingly, has restated all prior period data presented.

                SFAS No. 128 requires that earnings per share be presented as two calculations: basic and diluted. Basic earnings per share for 1997, 1996 and 1995 have been based on 13,480,792; 11,333,453 and 10,415,047, respectively, weighted average number of common shares outstanding. The Company has stock options and warrants outstanding which are considered to be potentially dilutive common stock. Diluted earnings per share for 1997, 1996 and 1995, have been based on 13,980,727; 11,333,453 and
         10,565,068, respectively, weighted average number of common shares outstanding after consideration of the dilutive effect, if any, for these common share equivalents.

         ASSET IMPAIRMENT -

                In the first quarter of 1996 the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Adoption of this standard did not have a material impact on the Company's results of operations, financial position or cash flows for the fiscal year-ended February 1, 1997. Management regularly evaluates its long-lived assets for impairment considering primarily such factors as store level profitability and cash flows. The Company believes that, at January 31, 1998, no asset impairment exists.

         NEW ACCOUNTING PRONOUNCEMENTS -

                In fiscal 1998, the Company will adopt Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income" and No. 131 "Disclosures about Segments of an Enterprise and Related Information".

                SFAS No. 130 establishes standards for reporting comprehensive income and its components in a full set of financial statements. Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources". Comprehensive income is the total of net income and all other non-owner changes in equity. SFAS No. 130 will require the Company to report comprehensive income in a financial statement that is displayed with the same prominence as other financial statements.

                SFAS No. 131 requires that the Company report certain information about operating segments in its financial statements. Operating segments are components of an enterprise whose results are regularly reviewed by the Company's chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. The Company is currently evaluating which parts of its business meet the definition of an operating segment.

                Adoption of the aforementioned standards is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

         RECLASSIFICATIONS -

                Certain 1996 and 1995 amounts have been reclassified to conform with the 1997 presentation.

(2)      ACQUISITIONS OF BUSINESSES

                On November 15, 1996, the Company purchased, for an aggregate purchase price of $219.7 million, including the costs of acquisition, certain assets and all of the issued and outstanding common stock of Pearle. Pearle consisted of 346 company-operated optical stores and 340 franchised locations in the United States, Canada and the Caribbean and 193 locations in the Netherlands and Belgium. Immediately following the acquisition, the Company sold Pearle Holdings B.V., Pearle's European operations, to Pearle Trust B.V. for approximately $62 million. No gain or loss was recorded on this transaction. As more fully described in
         Note 1, the Company has retained an ownership interest in Pearle Europe, the parent company of Pearle Trust B.V.

                The Pearle acquisition was accounted for under the purchase method of accounting. The results of operations of Pearle have been included in the consolidated financial statements since the date of acquisition. The purchase price was allocated to the assets acquired and liabilities assumed based upon their relative fair values as of the closing date. This resulted in an excess of purchase price over net assets acquired of $24.5 million, including final adjustments of $4.3 million. The relative fair values of the assets acquired and liabilities assumed were based upon valuations and other studies and included tradenames of $49.5 million, unfavorable leasehold interests of $7.5 million, accruals for involuntary severance and termination benefits of $4.4 million and deferred tax assets of $16.7 million.

                On a pro forma basis, if the Pearle acquisition had taken place at the beginning of the respective periods, the unaudited consolidated net revenues would have been $878.3 million for fiscal 1996 and $812.5 million for fiscal 1995. After giving effect to certain pro forma adjustments, including adjustments to reflect the amortization of tradenames and goodwill, the elimination of transactions between Pearle and its former parent, the elimination of Pearle's provision for impairment of intangible assets and related costs which resulted from the acquisition, increased interest expense and reduced interest income associated with acquisition funding and the estimated related income tax effects, pro forma net loss in fiscal 1996 would have improved by $1.7 million or $0.15 per share and pro forma net income in 1995 would have decreased by $11.7 million or $1.10 per share from the amounts reported. Anticipated efficiencies from the consolidation of the Company and Pearle have not been reflected in these amounts because their realization cannot be assured.

                The unaudited pro forma results have been prepared for informational purposes only and should not be considered indicative of the actual results of operations which would have occurred had the acquisition been in effect at the beginning of the periods indicated, and do not purport to be indicative of results of operations which may occur in the future.

                The Company also made the following acquisitions, each of which has been accounted for under the purchase method of accounting. On August 5, 1997, the Company acquired all of the issued and outstanding common stock of American Vision Centers, Inc. (AVC), whose operations consisted of 79 company-owned and 85 franchised optical stores, for an aggregate purchase price of approximately $28.9 million, including debt assumed. The purchase price was allocated to the assets acquired and liabilities assumed based upon their relative fair values as of the closing date. This resulted in an excess of purchase price over net assets acquired of $20.0 million. The relative fair values of the assets acquired and liabilities assumed included unfavorable leasehold interests of $3.4 million, accruals for involuntary severance and termination benefits of $0.5 million, write-off of deferred assets of $1.4 million and deferred tax assets of $7.5 million. The purchase price allocation for AVC is substantially complete but is subject to adjustment, should actual costs differ from the recorded amounts. Such adjustments, if made within one year from the date of acquisition, will be recorded as adjustments to goodwill. Thereafter, any cost incurred in excess of the liability recorded will be included in the determination of net income.

                In November 1996, the Company acquired all of the issued and outstanding stock of AOCO Limited, which operated 73 Sears Optical Departments and two freestanding Vision Club stores in Canada, for a purchase price of $2.6 million. In May 1995, the Company acquired the assets of 59 optical departments located in BJ's Wholesale Clubs for a purchase price of $1.1 million. Pro forma financial results have not been presented for these acquisitions, including AVC, as they did not have a material effect on the Company's results of operations.

(3)      BUSINESS INTEGRATION AND OTHER NON-RECURRING CHARGES

                During fiscal 1997, the Company recorded an $8.0 million pre-tax business integration charge associated with the AVC acquisition. Such charge included costs incurred related to the integration and consolidation of AVC into the Company's operations, including costs of store and other facility closings, transitional costs incurred to change the brand identity to Pearle and duplicate costs incurred through fiscal year end in connection with the consolidation of the AVC home office functions. The total pretax cash outlay for these charges is estimated to be $7.5 million, with approximately $3.1 million having been paid as of January 31, 1998. The remaining amount is expected to be incurred over the next 12 to 18 months, except for certain lease costs which may be incurred over the remaining life of the leases.

                In the fourth quarter of fiscal 1996, the Company recorded a $61.1 million pre-tax charge for certain unusual and non-recurring items. Such charge was primarily related to the acquisition of Pearle and included costs incurred related to the integration and consolidation of Pearle into the Company's operations, as well as certain other non-recurring charges. The charge included $17.6 million for store and other facility closings, $21.6 million related to computer systems, $6.1 million for asset impairment and $15.8 million of other charges. The total pretax cash outlay related to these charges is expected to be approximately $41.1 million, of which approximately $20.0 million has been paid as of January 31, 1998. The remaining amount is expected to be incurred within the next 12 to 18 months, except for certain lease costs which may be incurred over the remaining life of the leases.

                Subsequent to the effective date of the Pearle acquisition, the Company identified certain unprofitable Pearle stores which it intends to close. The Company also identified certain other on-going retail locations at which it intends to close the in-store labs and supply these locations from other facilities. In addition, the Company decided to retain Pearle's distribution and central lab facilities, but to close Pearle's home office facility in Dallas, Texas. The charge in fiscal 1996 for store and other facility closings consists primarily of the remaining noncancellable term of operating leases and other obligations remaining on these facilities subsequent to their estimated date of closing along with the loss on fixed assets.

                In fiscal 1995, the Company entered into a ten-year agreement to outsource its systems integration needs and data processing operations. Due to the Pearle acquisition, the Company reassessed its system requirements and decided to terminate its outsourcing agreement and install new systems utilizing the resources of internal and external systems integrators. The settlement cost of terminating the outsourcing agreement, as well as other related costs, were accrued as of February 1, 1997.

                Following the Pearle acquisition and in light of operating results in fiscal 1996, the Company reviewed the strategic direction of certain other operations. In accordance with SFAS No. 121, the Company determined that the goodwill associated with portions of its optical business would not be recoverable as the carrying values of these businesses exceeded fair value, as measured by projected future discounted cash flows.

                The other charges in fiscal 1996 include costs related to employee matters, including duplicate costs incurred through the end of fiscal 1996 and costs related to hiring employees in connection with the consolidation of the Pearle home office functions, and other costs of management realignment. In addition, the other charges include incremental travel and professional fees incurred in connection with the integration of Pearle, along with costs of developing and implementing a new franchise agreement. Also, in February 1996, the Board of Directors granted stock options to executive officers at a share price equal to the market price of the common stock on the date of grant, which were subject to stockholder approval. The increase in the price of the common stock between the grant date and the date of stockholder approval resulted in $4.2 million of compensation expense. The options as approved contained accelerated vesting provisions if the common stock price rose to certain levels, which were reached in the fourth quarter of fiscal 1996. Because future periods will not benefit by this plan, the Company recognized the full costs of the plan as expense.

(4)      DISCONTINUED OPERATIONS

                On January 13, 1998 the Company announced the closing of its Cole Gift Centers ("CGC") chain of personalized gift and greeting card departments located in host stores. For financial statement purposes, the assets, liabilities, results of operations and cash flows of CGC are included in the Company's consolidated financial statements as discontinued operations. Prior year financial statements have been restated to reflect discontinued operations. The estimated loss on disposal of $13.9 million (net of an applicable income tax benefit of $8.5 million) includes provisions for severance and other closing costs, inventory and other asset write-offs and estimated operating losses for the period from January 13, 1998 through February 1998 when all locations were closed.

                CGC's net revenue was $50.9, $55.5 and $61.2 million in 1997, 1996 and 1995, respectively. The Company's consolidated interest expense that was not directly attributable to other operations of the Company was allocated to discontinued operations based on the ratio of the net assets of discontinued operations to total net assets of the Company plus consolidated debt of the Company not directly attributable to other operations. As a result, the operating loss from discontinued operations includes allocated interest expense of $1.3 million, $1.9 million and $2.2 million in fiscal 1997, 1996 and 1995, respectively. The net loss of discontinued operations also includes a non-recurring charge of $3.3 million in fiscal 1996, primarily related to the write-off of goodwill at CGC, in accordance with FAS No. 121.

                The net assets (liabilities) of discontinued operations, after recognition of the estimated loss on disposal included in the accompanying consolidated balance sheets consist of the following (000's omitted):


                                                                       1998           1997
                                                                      ------         -----

                Accounts receivable                                  $  4,827        $  1,226
                Inventories                                            11,723          14,876
                Property, equipment and other assets, net               6,629           4,736
                Current liabilities                                   (26,654)         (4,387)
                                                                      -------         -------
                Net assets (liabilities) of discontinued operations   $(3,475)        $16,451
                                                                      =======         =======

 (5)     PUBLIC OFFERINGS

                On July 18, 1997, the Company completed a public offering of 2,587,500 shares of its Common Stock at a price of $47.00 per share. Net proceeds from the offering were approximately $116 million. A portion of the net proceeds from the offering were used for the purchase of AVC and CNG's tender offer to purchase up to all of its $165.8 million outstanding 11-1/4% Senior Notes due 2001 (the Senior Notes) (see Note 6). The Company intends to use the remaining net proceeds from the offering for general corporate purposes, including reducing outstanding indebtedness and financing possible future acquisitions.

                In 1996, the Company completed a public offering of 1,437,500 shares of Common Stock at a price of $19.25 per share. The net proceeds from the offering were $26.2 million. A portion of the proceeds was used to purchase $15.1 million of the Senior Notes, plus accrued interest thereon (see Note 6).

(6)      LONG-TERM DEBT

                Long-term debt at January 31, 1998 and February 1, 1997 is summarized as follows (000's omitted):


                                                                      1998         1997
                                                                   ---------    ---------

                 7-1/2% Obligation in connection with Industrial
                   Revenue Bonds                                   $     168    $     338

                 11-1/4% Senior Notes:
                   Face value                                         14,476      165,838
                   Unamortized discount                                  -         (1,455)
                                                                   ---------    ---------
                     Total 11-1/4% Senior Notes                       14,476      164,383

                 9-7/8% Senior Subordinated Notes:
                   Face value                                        150,000      150,000
                   Unamortized discount                               (1,041)      (1,111)
                                                                   ---------    ---------
                     Total 9-7/8% Senior Subordinated Notes          148,959      148,889

                 8-5/8% Senior Subordinated Notes                    125,000          -

                 Capital lease obligations (see Note 12)               4,825        5,273
                                                                   ---------    ---------
                                                                     293,428      318,883

                 Less current portion                                (16,027)      (1,336)
                                                                   ---------    ---------

                 Net long-term debt                                $ 277,401    $ 317,547
                                                                   =========    =========

                The Senior Notes mature October 1, 2001 with no earlier scheduled redemption or sinking fund payments. Interest on the Senior Notes is payable semi-annually on April 1 and October 1.

                On August 15, 1997, CNG announced a tender offer to purchase up to all of its Senior Notes at a price of $1,105.61 per $1,000 of principal, plus accrued interest. The tender offer expired on September 12, 1997, at which time a total of $151.3 million principal amount of the Senior Notes were tendered, leaving $14.5 million outstanding. The Company plans to call the remaining Senior Notes in October 1998, the first call date, and accordingly, has reflected them as current liabilities in the accompanying consolidated balance sheet. As a result of the tender offer, in the third quarter of fiscal 1997 the Company recorded an extraordinary charge of $12.2 million, net of an income tax benefit of $7.5 million, representing the tender premium, the write-off of the related unamortized debt discount and other costs associated with redeeming the debt.

                On August 22, 1997, CNG issued $125.0 million of 8-5/8% Senior Subordinated Notes (the 8-5/8% Notes) that mature in 2007 with no earlier scheduled redemption or sinking fund payments. Proceeds from this debt issuance of approximately $121.8 million, along with cash on hand, were used to fund the above-described tender offer. Interest on the 8-5/8% Notes is payable semi-annually on February 15 and August 15.

                On November 15, 1996, CNG issued $150 million of 9-7/8% Senior Subordinated Notes (the 9-7/8% Notes) that mature in 2006 with no earlier scheduled redemption or sinking fund payments. The Notes were used by the Company to finance a portion of the Pearle acquisition (see
         Note 2). Interest on the 9-7/8% Notes is payable semi-annually on June 30 and December 31.

                The Senior Notes, the 8-5/8% Notes and the 9-7/8% Notes are general unsecured obligations of CNG, subordinated in right of payment to senior indebtedness of CNG and senior in right of payment to any current or future subordinated indebtedness of CNG.

                The indentures pursuant to which the Senior Notes, the 8-5/8% Notes and the 9-7/8% Notes were issued restrict dividend payments to the Company to 50% of CNG's net income after October 31, 1993, plus amounts due to the Company under a tax sharing agreement and for administrative expenses of the Company not to exceed 0.25% of CNG's net revenue. The indentures also contain certain optional and mandatory redemption features and other financial covenants. The Company was in compliance with these covenants at January 31, 1998.

                The Company recorded an extraordinary loss of $0.7 million in 1996, net of an income tax benefit of $0.5 million, representing the payment of premiums, the write-off of unamortized discount and other costs associated with retiring $15.1 million of the Senior Notes.

                The agreement in connection with the Industrial Revenue Bonds provides for repayment of the final annual installment of $168,750 in 1998. The Industrial Revenue Bonds are secured by an office facility with a net book value of $1,516,000 at January 31, 1998.

                The Company plans to redeem the remaining Senior Notes in 1998. As a result, the Company will have no significant principal payment obligations under its outstanding indebtedness until the 9-7/8% Notes mature in 2006.

                At January 31, 1998, the fair value of the Company's long-term debt was approximately $307.3 million compared to a carrying value of $293.4 million. The fair value was estimated primarily by using quoted market prices.

(7)      CREDIT FACILITY

                Concurrent with the Pearle acquisition, the principal operating subsidiaries of CNG (the Borrowers) entered into a Credit Facility. The Credit Facility replaced the existing revolving credit facility.

                The Credit Facility provides the Borrowers with a four-year revolving line of credit of up to the lesser of a "borrowing base" or $75 million. Up to $30 million of the Credit Facility is available for the issuance of letters of credit. Borrowings under the Credit Facility initially bear interest at a rate equal to, at the option of the Borrowers, either (a) the Eurodollar Rate plus 1.25% or (b) 0.25% plus the highest of (i) the prime rate, (ii) the three-week moving average of the secondary market rates for three-month certificates of deposit plus 1% and (iii) the federal funds rate plus 0.5%. The Company pays a commitment fee of 0.375% per annum on the total unused portion of the facility. Additionally, the Credit Facility requires the Borrowers to comply with various operating covenants that restrict corporate activities, including covenants restricting the Borrowers' ability to incur additional indebtedness, pay dividends, prepay subordinated indebtedness, dispose of certain investments or make acquisitions. The Credit Facility also requires the Borrowers to comply with certain financial covenants, including covenants regarding minimum interest coverage, maximum leverage and consolidated net worth. The Borrowers were in compliance with these covenants at January 31, 1998.

                The Credit Facility restricts dividend payments to CNG to amounts needed to pay interest on the Senior Notes, the 9-7/8% Notes and the 8-5/8% Notes, and certain amounts related to taxes, along with up to $8.0 million plus 0.25% of the CNG's consolidated net revenue annually for other direct expenses of CNC or CNG. In addition, dividends of up to $20.0 million are permitted to repurchase the Senior Notes, the 8-5/8% Notes and/or the 9-7/8% Notes.

                No borrowings under the Credit Facility were outstanding as of January 31, 1998 or February 1, 1997 or at any time during fiscal 1997 or 1996.

(8)       STOCK OPTIONS AND WARRANTS

                The Company had stock options outstanding at January 31, 1998 under the 1992, the 1993 and the 1996 Management Stock Option Plans (the 1992, 1993 and 1996 Plans), the 1993 Option Agreements granting options to non-employee Directors (the 1993 Option Agreements) and the 1994 non-qualified Stock Option

         Plan for non-employee Directors (the 1994 Plan). The Company is authorized to issue to key employees up to 555,556; 600,000 and 884,000 shares of Common Stock under the 1992, 1993 and 1996 Plans, respectively. The Company is also authorized to issue to non-employee Directors of the Company up to 22,500 and 100,000 shares of Common Stock under the 1993 Option Agreements and the 1994 Plan, respectively. Options generally become exercisable over a three-, four- or five-year period from the date of grant and expire ten years from the date of grant.

                A summary of the status of the Company's stock option plans as of the end of fiscal 1997, 1996 and 1995, and changes during each of the fiscal years is presented below:

                                                              1997                        1996                      1995
                                                    ------------------------- -------------------------    -------------------------
                                                                    Weighted-                 Weighted-                    Weighted-
                                                                    Average                   Average                      Average
                                                                    Exercise                  Exercise                     Exercise
                                                    Shares           Price      Shares          Price      Shares           Price
                                                    ------           -----      ------          -----      ------           -----

                 Outstanding at beginning
                    of  year                       1,443,788      $   12.29     749,297      $    9.76     668,554      $    9.14
                 Granted                             122,000          35.13     804,000          13.87     123,100          11.34
                 Exercised                           (80,856)          8.27     (97,787)          6.08     (25,066)          3.11
                 Canceled                            (13,026)         24.49     (11,722)         10.19     (17,291)          6.93
                                                  ----------                 ----------                    -------
                 Outstanding at end of year        1,471,906          14.30   1,443,788          12.29     749,297           9.77
                                                  ==========                 ==========                    =======

                 Exercisable at end of year          595,838          11.57     508,530           9.86     385,646           8.37

                 Weighted-average fair value
                    of options granted during
                    the year                      $    15.81                 $    10.87                    $  5.11

                A summary of information about stock options outstanding at January 31, 1998 is presented below:


                                                        OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                                           ---------------------------------------------          ------------------------
                                                        Weighted-Average        Weighted-                        Weighted-
                                              Number        Remaining           Average           Number          Average
                     Range of                   of         Contractual          Exercise            of            Exercise
                  Exercise Prices             Shares          Life                Price           Shares            Price
                  ----------------         ----------      -----------          --------          --------        ---------
                       $ 3.00                  64,599           4.7 years        $  3.00            64,599         $  3.00
                  $ 9.75 to $12.63          1,154,182           7.1                11.14           493,114           11.42
                  $24.88 to $44.94            253,125           9.3                31.55            38,125           27.99
                                           ----------                                            ---------
                  $ 3.00 to $44.94          1,471,906           7.3                14.30           595,838           11.57
                                           ==========                                            =========

                Payment for certain options exercised between 1993 and 1996 has been made by executing promissory notes, of which $926,000 were outstanding at January 31, 1998. The promissory notes are secured by the shares of common stock acquired and are payable on various dates through April 2001 at interest rates ranging from 5.33% to 6.37%.

                At January 31, 1998, there were warrants outstanding to purchase 81,574 shares of common stock. Of these, warrants to purchase 2,625 shares are exercisable at $1.00 per share and expire in 2000. Warrants to purchase 78,949 shares are exercisable at $49.40 per share and expire on March 6, 1999. During 1997, warrants to purchase 90,389 shares at $24.70 per share were exercised and a warrant to purchase 1,715 shares at $24.70 per share was canceled.

                The Company applies APB Opinion 25 and related Interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for its stock option plans in fiscal 1995 and fiscal 1997. Compensation cost that has been charged against income for its stock-based plans in fiscal 1996 was $4.2 million as discussed in Note 3. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the dates of awards under those plans consistent with the method of SFAS No. 123, the Company's net loss and diluted loss per share would have been increased to $6,731,000 and $.48 in fiscal 1997 and $30,234,000 and $2.67 in fiscal 1996, respectively, and its net income and diluted earnings per share in fiscal
         1995 would have been reduced to $13,617,000 and $1.29, respectively.

                The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rates of 5.7%, 6.2% and 6.4% for grants in fiscal 1997, 1996 and 1995, respectively, volatility of 35% in fiscal 1997 and 33% in fiscal 1996 and 1995, and expected lives of six years for options granted in all fiscal years. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 29, 1995, the resulting pro forma expense may not be representative of that to be expected in the future.

(9)      STOCKHOLDERS' EQUITY

                In August 1995, the Company's Board of Directors approved a Stockholders' Rights Plan. The Rights Plan provides for the distribution of one Right for each outstanding share of the Company's Common Stock held of record as of the close of business on September 1, 1995 or that thereafter become outstanding prior to the earlier of the Final Expiration Date of the Rights or the first date upon which the Rights become exercisable. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, without par value, at a price of $180, subject to adjustment. The Rights are only exercisable if a person or group buys or announces a tender offer for 15% or more of the Company's Common Stock. In the event such a transaction occurs, Rights that are beneficially owned by all other persons would be adjusted and such holders would thereafter have the right to receive, upon exercise thereof at the then current exercise price of the Right, that number of shares of Common Stock (or, under certain circumstances, an economically equivalent security of the Company) having a market value of two times the exercise price of the Right. The Rights will expire on August 31, 2005, unless extended or unless the Rights are earlier redeemed by the Company in whole, but not in part, at a price of $0.01 per Right, or exchanged.

(10)     INCOME TAXES

                The income tax provision (benefit) for continuing operations reflected in the accompanying consolidated statements of operations for fiscal 1997, 1996 and 1995 is detailed below (000's omitted):


                                                                             1997            1996             1995
                                                                          --------         --------         --------
               Currently payable -
                 Federal                                                  $    346         $  7,245         $  4,567
                 State and local                                             1,870            2,010            1,630
                                                                          --------         --------         --------
                                                                             2,216            9,255            6,197
                                                                          --------         --------         --------

               Deferred -
                 Federal                                                    12,822          (16,194)           3,361
                 Utilization of net operating  loss  carryforwards             -                -              1,134
                                                                          --------         --------         --------
                                                                            12,822          (16,194)           4,495
                                                                          --------         --------         --------

               Income tax provision (benefit)                             $ 15,038         $ (6,939)        $ 10,692
                                                                          ========         ========         ========

                The income tax provision (benefit) for continuing operations differs from the federal statutory rate as follows (000's omitted):


                                                                    1997           1996             1995
                                                                 --------        --------         --------

               Tax provision (benefit) at statutory  rate        $ 12,240        $(11,073)        $  8,572
                  Tax effect of -
                    State income taxes, net of federal
                       tax benefit                                  1,216           1,306            1,060
                    Amortization of goodwill                        1,176             897              859
                    Non-recurring charges                             -             1,578              -
                    Other, net                                        406             353              201
                                                                 --------        --------         --------
                       Tax provision (benefit)                   $ 15,038        $ (6,939)        $ 10,692
                                                                 ========        ========         ========

                The tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets and deferred tax liabilities at January 31, 1998 and February 1, 1997 are as follows (000's omitted):


                                                           1998             1997
                                                         --------         --------

               Deferred tax assets:
                 Employee benefit accruals               $  3,836         $  6,137
                 Business integration accruals              8,530           13,373
                 Other non-deductible accruals             26,152           15,066
                 State and local taxes                      1,352            1,277
                 Net operating loss carryforwards           2,918              -
                 Intangibles                                5,939            6,148
                 Other                                     10,013            8,569
                                                         --------         --------
                 Total deferred tax assets                 58,740           50,570
                 Valuation allowance                       (1,141)             -
                                                         --------         --------
                   Net deferred tax assets                 57,599           50,570
                                                         --------         --------

               Deferred tax liabilities:
                 Depreciation and amortization             (9,323)          (5,543)
                 Other                                     (9,116)          (5,535)
                                                         --------         --------
                   Total deferred tax liabilities         (18,439)         (11,078)
                                                         --------         --------

                  Net deferred taxes                     $ 39,160         $ 39,492
                                                         ========         =========

                At January 31, 1998, the Company has approximately $8.3 million of tax net operating loss (NOL) carryforwards acquired in connection with the acquisition of AVC, which expire between 2005 and 2010. Due to the change in ownership requirements of the Internal Revenue Code, utilization of the AVC NOL is limited to approximately $338,000 per year. A valuation allowance of $1.1 million has been established to reduce the deferred tax asset related to the NOL to the amount that will likely be realized.

                Accrued income taxes at February 1, 1997 includes $15.0 million of taxes due on the sale of Pearle Holdings B.V. that were reimbursed to the Company by the seller in connection with the Pearle acquisition in fiscal 1996 and paid by the Company in fiscal 1997.

(11)     RETIREMENT PLANS

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

                Pension expense for fiscal 1997, 1996 and 1995 includes the following components (000's omitted):


                                                                             1997              1996              1995
                                                                           -------           -------           -------

               Service cost - benefits earned during the period            $   637           $   646           $   528

               Interest cost on the projected benefit obligation             1,490             1,467             1,369

               Less:
                 Return on plan assets -
                    Actual                                                  (2,424)           (1,669)           (1,138)
                    Deferred                                                   893               477                11
                                                                           -------           -------           -------
                                                                            (1,531)           (1,192)           (1,127)
                 Amortization of transition asset over 17.9 years             (179)             (179)             (179)
                                                                           -------           -------           -------
                      Net pension expense                                  $   417           $   742           $   591
                                                                           =======           =======           =======

                The following sets forth the funded status of the Retirement Plan at December 31, 1997 and 1996 based upon the actuarial present values of benefit obligations (000's omitted):


                                                                             1997                    1996
                                                                           --------                --------
                 Accumulated benefit obligations:
                   Vested                                                  $ 19,526                $ 17,605
                   Nonvested                                                    415                     238
                                                                           --------                --------
                      Total                                                $ 19,941                $ 17,843
                                                                           ========                ========

                 Projected benefit obligation for service rendered to date $ 21,272                $ 19,046
                 Fair value of plan assets, primarily money market and
                   equity mutual funds                                       19,751                  16,774
                                                                           --------                --------
                 Plan assets less than projected benefit obligation          (1,521)                 (2,272)
                 Unrecognized prior service cost                                111                     140
                 Net unrecognized loss                                        1,204                   1,252
                 Unamortized transition asset                                (1,236)                 (1,416)
                                                                           --------                --------
                   Pension liability included in accrued liabilities       $ (1,442)               $ (2,296)
                                                                           ========                ========

                The weighted average discount rate used to measure the projected benefit obligation was 7.5% in 1997 and 8.0% in 1996. For both years, the rate of increase in future compensation levels was 5.0% and the expected long-term rate of return on plan assets was 9.5%.

                The Company has a defined contribution plan, including features under Section 401(k) of the Internal Revenue Code, which provides retirement benefits to its employees. Eligible employees may contribute up to 17% of their compensation to the plan. Prior to January 1, 1998, there was no mandatory matching of employee contributions by the Company, but discretionary matches of $374,000, $327,000, and $164,000 were recorded for 1997, 1996 and 1995, respectively. Effective January 1, 1998, the plan was amended to, among other things, provide for a mandatory company match of 10% of employee contributions.

                Prior to January 1, 1998, the Company had separate contributory profit-sharing plans for Pearle and AVC employees meeting certain service requirements as defined in the plans. The Company's contribution to the Pearle plan consisted of a minimum matching contribution of $861,000 in 1997 and $229,000 in 1996. There were no Company contributions required or made in connection with the AVC plan in 1997. Effective January 1, 1998, eligible employees of Pearle and AVC became eligible to participate in the Company's defined contribution plan. The Pearle and AVC plans will be merged into the Company's plan.

                The Company has two Supplemental Executive Retirement Plans that provide for the payment of retirement benefits to participating executives supplementing amounts payable under the Company's Retirement Plan. The first plan is an excess benefit plan designed to replace benefits that would otherwise have been payable under the Retirement Plan but that were limited as a result of certain tax law changes. The second plan is a defined contribution plan under which participants receive an annual credit based on a percentage of base salary, subject to vesting requirements. Expense for these plans for fiscal 1997, 1996 and 1995 was $541,000, $468,000, and $447,000, respectively.

(12)     COMMITMENTS

                The Company leases a substantial portion of its facilities including laboratories, office and warehouse space, and retail store locations. These leases generally have initial terms of up to 10 years and often contain renewal options. Certain of the store locations have been sublet to franchisees. In most leases covering retail store locations, additional rents are payable based on store sales. In addition, the Company operates departments in various host stores paying occupancy costs solely as a percentage of sales under agreements containing short-term cancellation clauses. Generally, the Company is required to pay taxes and normal expenses of operating the premises for laboratory, office, warehouse and retail store leases; the host stores pay these expenses for departments operated on a percentage-of-sales basis. The following amounts represent rental expense for fiscal 1997, 1996 and 1995 (000's omitted):


                                                         1997         1996            1995
                                                       --------     --------        -------

                   Occupancy costs based on sales       $52,300      $46,058        $40,692
                   All other rental expense              87,699       45,207         32,434
                   Sublease rental income               (21,725)      (5,936)        (1,423)
                                                       --------     --------        -------
                                                       $118,274     $ 85,329        $71,703
                                                       ========     ========        =======

                The Company has entered into leases for equipment which have been accounted for as capital leases. At January 31, 1998 and February 1, 1997, property under capital leases consisted of $7,113,000 and $5,696,000 in equipment with accumulated amortization of $1,610,000 and $397,000, respectively.

                At January 31,1998, future minimum lease payments and sublease income receipts under noncancellable leases, and the present value of future minimum lease payments for capital leases are as follows (000's omitted):


                                                                         Operating  Leases
                                                             Capital    --------------------
                                                             Leases     Payments   Receipts
                                                             -------    --------  ---------
                  1998                                        $1,699    $ 71,639   $ 13,890
                  1999                                         1,708      62,164     10,750
                  2000                                         1,533      47,613      7,573
                  2001                                           445      35,713      5,067
                  2002                                            89      27,356      3,182
                  2003 and thereafter                              -      63,848      6,078
                                                             -------    --------  ---------
              Total future minimum lease payments              5,474    $308,333   $ 46,540
                                                                        ========  ==========
              Amount representing interest                      (649)
                                                                ----

              Present value of future minimum lease payments  $4,825
                                                              ======

 (13)    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                The following is a summary of quarterly financial data for the 52 weeks ended January 31, 1998 and February 1, 1997. The third and fourth quarters of fiscal 1997 include pre-tax charges of $1.1 million and $6.9 million, respectively, for business integration charges related to AVC. The fourth quarter of fiscal 1996 includes a $61.1 million pre-tax charge for business integration and other non-recurring charges primarily related to Pearle.

         FISCAL 1997
         ----------------------------------------------------------------------
         ($ in thousands, except per share amounts)

                                                                        1st           2nd           3rd           4th
                                                                      Quarter       Quarter       Quarter      Quarter
                                                                     --------      --------      --------      --------

         Net revenue                                                 $239,686      $242,163      $252,744      $265,605
         Gross margin                                                 157,274       161,001       166,232       174,842
         Income from continuing operations                              3,354         7,228         3,535         5,816
         Income (loss) from discontinued
              operations, net                                            (906)          130          (841)      (12,350)
         Extraordinary item, net                                          -             -         (12,183)          -
                                                                     --------      --------      --------      --------
              Net income (loss)                                      $  2,448      $  7,358      $ (9,489)     $ (6,534)
                                                                     ========      ========      ========      ========

         Earnings (loss) per common share:
         Basic -
              Income from continuing operations                      $    .28      $    .58      $    .24      $    .40
              Income (loss) from discontinued
                operations, net                                          (.08)          .01          (.05)         (.84)
              Extraordinary item, net                                     -             -            (.83)          -
                                                                     --------      --------      --------      --------
              Net income (loss)                                      $    .20      $    .59      $   (.64)     $   (.44)
                                                                     ========      ========      ========      ========

         Diluted -
              Income from continuing operations                      $    .27      $    .56      $    .23      $    .38
              Income (loss) from discontinued
                operations, net                                          (.07)          .01          (.05)         (.81)
              Extraordinary item, net                                     -             -            (.80)          -
                                                                     --------      --------      --------      --------
              Net income (loss)                                      $    .20      $    .57      $   (.62)     $   (.43)
                                                                     ========      ========      ========      ========

         FISCAL 1996
         ----------------------------------------------------------------------
         ($ in thousands, except per share amounts)

                                                                       1st           2nd           3rd           4th
                                                                     Quarter       Quarter       Quarter       Quarter
                                                                     --------      --------      --------      --------

         Net revenue                                                 $132,153      $140,036      $136,091      $220,216
         Gross margin                                                  91,686        97,096        94,494       143,991
         Income (loss) from continuing operations
              before extraordinary loss                                 1,985         4,975         1,682       (33,340)
         Income (loss) from discontinued
              operations, net                                          (1,005)          202          (509)       (1,623)
         Extraordinary item, net                                                        -            (682)          -
                                                                     --------      --------      --------      --------
              Net income (loss)                                      $    980      $  4,495      $  1,173      $(34,963)
                                                                     ========      ========      ========      ========

         Earnings (loss) per common share:
         Basic -
              Income (loss) from continuing
              operations                                             $    .19      $    .45      $    .14      $  (2.79)
              Income (loss) from discontinued
                operations, net                                          (.10)          .02          (.04)         (.14)
              Extraordinary item, net                                     -            (.06)         -             -
                                                                     --------      --------      --------      --------
              Net income (loss)                                      $    .09      $    .41      $    .10      $  (2.93)
                                                                     ========      ========      ========      ========

         Diluted -
              Income (loss) from continuing
              operations                                             $    .19      $    .45      $    .14      $  (2.79)
              Income (loss) from discontinued
                operations, net                                          (.10)          .01          (.04)         (.14)
              Extraordinary item, net                                     -            (.06)         -             -
                                                                     --------      --------      --------      --------
              Net income (loss)                                      $    .09      $    .40      $    .10      $  (2.93)
                                                                     ========      ========      ========      ========

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                       ON THE FINANCIAL STATEMENT SCHEDULE


To Cole National Corporation:

         We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in this Form 10-K and have issued our report thereon dated March 18, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.





ARTHUR ANDERSEN LLP




Cleveland, Ohio,
March 18, 1998.

                                                                      SCHEDULE I


                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



COLE NATIONAL CORPORATION
CONDENSED BALANCE SHEETS
JANUARY 31, 1998 AND FEBRUARY 1, 1997
(Dollars in millions)


                                                        1998        1997
                                                     ---------   ---------

Assets:
Receivable from subsidiaries                         $    89.1   $    65.3
Refundable income taxes                                    9.5       -
Investment in subsidiaries                                27.7       (36.1)
Notes receivable and investment in Pearle Europe           7.8         5.4
Property and equipment, net                                4.0         4.7
Other                                                      1.4          .2
                                                     ---------   ---------

     Total assets                                    $   139.5   $    39.5
                                                     =========   =========


Liabilities and Stockholders' Equity:
Accounts payable and accrued expenses                $     3.9   $    15.2
Long-term debt                                             3.3         4.1
Deferred income taxes                                       .3          .5
Stockholders' equity                                     132.0        19.7
                                                     ---------   ---------

     Total liabilities and stockholders' equity      $   139.5   $    39.5
                                                     =========   =========

                                                                      SCHEDULE I
                                                                     (CONTINUED)
COLE NATIONAL CORPORATION
CONDENSED STATEMENTS OF OPERATIONS AND CASH FLOWS
52 WEEKS ENDED JANUARY 31, 1998,
52 WEEKS ENDED FEBRUARY 1, 1997 AND
53 WEEKS ENDED FEBRUARY 3, 1996
(Dollars in millions)

                                                                January 31,    February 1,   February 3,
                                                                   1998           1997          1996
Revenue:
  Dividends from subsidiaries                                   $     -        $  15.4       $  13.5
  Services to affiliates                                             1.8            .6            .3
                                                                --------       -------       -------
    Total revenue                                                    1.8          16.0          13.8
Operating expenses                                                  (1.8)          (.8)          (.3)
Interest income                                                       .3            .8            -
                                                                --------       -------       -------
 Pre-tax income                                                       .3          16.0          13.5
Income tax expense                                                   (.2)          (.3)           -
                                                                --------       -------       -------
Income before equity in undistributed earnings (loss) of
  subsidiaries and extraordinary item                                 .1          15.7          13.5
Equity in undistributed earnings (loss) of subsidiaries             (6.3)        (43.4)           .3
                                                                --------       -------       -------
Income (loss) before extraordinary item                             (6.2)        (27.7)         13.8
Extraordinary loss                                                    -            (.6)           -
                                                                --------       -------       -------

Net income (loss)                                                   (6.2)        (28.3)         13.8
                                                                --------       -------       -------

Adjustments to reconcile net income (loss)  to cash
   provided (used) by operations                                   (18.8)         43.9         (13.2)
                                                                --------       -------       -------

Net cash provided (used) by operating activities                   (25.0)         15.6            .6
                                                                --------       -------       -------

Financing activities:
  Repayment of long-term debt                                       (1.0)          (.3)          (.3)
  Proceeds from sale of common stock                               115.9          26.2            -
  Common stock repurchased                                           (.6)           -             -
  Cash contributed to subsidiaries                                    -             -            (.3)
  Proceeds from stock option exercises                               2.9            .6            -
                                                                --------       -------       -------
Net cash provided (used) by financing activities                   117.2          26.5           (.6)
                                                                --------       -------       -------

Investing activities:
  Advances to affiliates                                           (61.7)        (35.0)           -
  Purchase of CNG Notes                                               -          (16.1)           -
  Acquisition of business                                          (27.8)           -             -
  Proceeds from sale of CNG Notes                                     -           14.9            -
  Investment in Pearle Europe                                       (2.8)         (6.0)           -
  Repayment of notes receivable                                       .1            .1            -
                                                                --------       -------       -------

Net cash used by investing activities                              (92.2)        (42.1)           -
                                                                --------       -------       -------
Net change in cash                                                    -             -             -
Cash, beginning of period                                             -             -             -
                                                                --------       -------       -------
Cash, end of period                                             $     -        $    -        $    -
                                                                ========       =======       ======

                                                                      SCHEDULE I
                                                                     (CONTINUED)

              NOTE TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT



       The accompanying financial information of Cole National Corporation (CNC) is as of January 31, 1998 and February 1, 1997 and for the 52 weeks ended January 31, 1998, the 52 weeks ended February 1, 1997 and the 53 weeks ended February 3, 1996. CNC is a holding company for its wholly-owned subsidiaries, including Cole National Group, Inc. (CNG) and consisted of no other operations.

       This financial information should be read in connection with the Consolidated Financial Statements and notes thereto of Cole National Corporation and Subsidiaries, contained on pages elsewhere in this Form 10-K.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                        DESCRIPTION
------                        -----------


      3.1(i) Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 (i) of Cole National Corporation's Annual Report on Form 10-K for the year ended February 3, 1996 (File No. 1-12814).

      3.1(ii) Certificate of Amendment of the Restated Certificate of Incorporation.

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

      4.2 First Supplemental Indenture, dated August 14, 1997, between Cole National Group, Inc. and Norwest Bank Minnesota, National Association, as Trustee, relating to the 11-1/4% Senior Notes Due 2001, incorporated by reference to Exhibit 4.6 of Cole National Group, Inc.'s Registration Statement on Form S-1 (Registration No. 333-34963).

      4.3 Second Supplemental Indenture dated September 15, 1997, between Cole National Group, Inc. and Norwest Bank Minnesota, National Association, as Trustee, relating to the 11-1/4% Senior Notes Due 2001, incorporated by reference to Exhibit 4.7 of Cole National Group, Inc.'s Registration Statement on Form S-1, Amendment No. 3, filed with the Commission on December 5, 1997 (Registration No. 333-34963).

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

      4.5 Indenture, dated August 22, 1997, between Cole National Group, Inc. and Norwest Bank Minnesota, National Association, as Trustee, relating to the 8-5/8% Senior Subordinated Notes Due 2007, incorporated by reference to Exhibit 4.4 of Cole National Group, Inc.'s Registration Statement on Form S-1 (Registration No. 333-34963).

      4.6 Rights Agreement dated as of August 22, 1995 by and between the Company and National City Bank as Rights Agent, incorporated by reference to Exhibit 4.3 of Cole National Corporation's Annual Report on Form 10-K for the year ended February 3, 1996 (File No. 1-12814).

EXHIBIT
NUMBER                        DESCRIPTION
------                        -----------


      4.7 Amendment No. 1, dated as of August 21, 1997, to the Rights Agreement, dated as of August 22, 1995, between the Company and National City Bank, as Rights Agent, incorporated by reference to Exhibit 4.1 of the Company's current report on Form 8-K, filed with the Securities and Exchange Commission on August 22, 1997 (File No.
                1-12814).

      4.8 The Company by this filing agrees, upon request, to file with the Commission the instruments defining the rights of holders of long-term debt of the Company and its subsidiaries where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

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

EXHIBIT
NUMBER                        DESCRIPTION
------                        -----------


     10.8* Amended and Restated Nonqualified Stock Option Plan for Non-employee Directors, incorporated by reference to Exhibit A to the Company's Proxy Statement for the 1997 Annual Meeting (File No. 1-12814).

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

     10.11*     Management Incentive Bonus Program.

     10.12*     Form of Nonqualified Stock Option Agreement (1997 Time Vesting).

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

     10.47 First Amendment to the Credit Agreement, dated as of January 13, 1997, among Cole Vision Corporation, Things Remembered, Inc., Cole Gift Centers, Inc., Pearle, Inc., and Pearle Service Corporation and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.33 of Cole National Group, Inc.'s Registration Statement on Form S-1 (Registration No. 333-34963).

     10.48 Second Amendment to Credit Agreement, dated as of August 8, 1997, among Cole Vision Corporation, Things Remembered, Inc., Cole Gift Centers, Inc., Pearle, Inc. and Pearle Service Corporation and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.34 of the Cole National Group, Inc.'s Registration Statement on Form S-1 (Registration No. 333-34963).

     10.49 CNG Guarantee and Cash Collateral Agreement, dated as of November 15, 1996, by the Company and Cole National Corporation, incorporated by reference to Exhibit 99.3 of Cole National Corporation's Report on Form 8-K, filed with the Commission on December 2, 1996 (File No. 1-12814).

     10.50 Guarantee and Collateral Agreement dated as of November 15, 1996, by Cole Vision Corporation, Things Remembered, Inc., Cole Gift Centers, Inc., Pearle, Inc. and Pearle Service Corporation and Canadian Imperial Bank of Commerce, Incorporated by reference to Exhibit 99.4 of Cole National Corporation's Report on Form 8-K, filed with the Commission on December 2, 1996 (File No. 1-12814).

    EXHIBIT
    NUMBER                    DESCRIPTION
    ------                    -----------


     10.51 Form of Cole National Corporation 401(k) Savings Plan, incorporated by reference to Exhibit 4.1 of Cole National Corporation's Registration Statement on Form S-8, filed with the Commission on November 20, 1997 (Registration No. 333-40609).

     10.52*     Agreement, dated August 4, 1997, between the Company and Leslie
                D. Dunn regarding termination of employment, incorporated by reference to Exhibit 10.37 of Cole National Group, Inc.'s Registration Statement on Form S-1 (Registration No. 333-34963).

     10.53* Form of Cole National Corporation Non Qualified Stock Option Agreement (Non employee Directors), incorporated by reference to
                Exhibit 10.5 of Cole National Corporation's Quarterly Report on Form 10-Q for the period ended August 2, 1997 (File No. 1-12814).

     10.54* Form of Cole National Corporation Non Employee Director Equity and Deferred Compensation Plan, incorporated by reference to Exhibit B to Cole National Corporation's definitive Proxy Statement dated May 6, 1997 (File No. 1-12814).

     10.55* Form of Cole National Corporation Non Employee Director Equity and Deferred Compensation Plan Participation Agreement Plan Year 1997, incorporated by reference to Exhibit 10.7 of Cole National Corporation's Quarterly Report on Form 10-Q for the period ended August 2, 1997 (File No. 1-2814).

      21        Subsidiaries of the Company.

      23        Consent of Arthur Andersen LLP.

      24        Power(s) of Attorney.

      27        Financial Data Schedule.

      * Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K.