Form 10-Q
period 1998-08-01
COLE NATIONAL CORP /DE/
filed 1998-09-01
CIK 769644

                               - CONTROL COPY -

-------------------------------------------------------------------------------
------------------------------------------------------------------------------
-
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934 For the quarterly period ended August 1, 1998, or

     Transition report pursuant to Section 13 or 15(d) of the Securities
---  Exchange Act of 1934 For the transition period from          to           .


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

As of August 26, 1998, 14,838,428 shares of the registrant's common stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED AUGUST 1, 1998
                                      INDEX

                                                                                                            Page No.
PART I.       FINANCIAL INFORMATION

              Item 1.      Financial Statements

                           Consolidated Balance Sheets as of August 1, 1998 and January 31,
                           1998......................................................................           1

                           Consolidated Statements of Operations for the 13 and 26 weeks ended August
                           1, 1998 and August 2, 1997................................................           2

                           Consolidated Statements of Cash Flows for the 26 weeks ended August
                           1, 1998 and August 2, 1997................................................           3

                           Notes to Consolidated Financial Statements................................         4 - 5

              Item 2.      Management's Discussion and Analysis of Financial Condition and
                           Results of Operations.....................................................         6 - 9

PART II.      OTHER INFORMATION

              Item 4.      Submission of Matters to a Vote of Security Holders.......................          10

              Item 6.      Exhibits and Reports on Form 8-K..........................................          11

--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                    August 1,      January 31,
                                                                       1998           1998
                                                                  -------------  --------------
Assets
------
Current assets:
    Cash and temporary cash investments                            $     34,152    $     68,053
    Accounts receivable, less allowance for
      doubtful accounts of $6,357 in 1998 and
      $4,334 in 1997                                                     56,833          52,030
    Current portion of notes receivable                                   3,402           4,177
    Refundable income taxes                                               8,911           9,520
    Inventories                                                         126,485         119,970
    Prepaid expenses and other                                           11,459           9,195
    Deferred income tax benefits                                         21,534          21,534
                                                                   ------------    ------------
          Total current assets                                          262,776         284,479


Property and equipment, at cost                                         263,289         242,966
    Less-accumulated depreciation and amortization                     (125,279)       (115,162)
                                                                   ------------    ------------
          Total property and equipment, net                             138,010         127,804


Other assets:
    Notes receivable, excluding current portion                          33,689          25,783
    Deferred income taxes and other                                      65,036          54,241
    Intangible assets, net                                              158,612         159,077
                                                                   ------------    ------------
          Total assets                                             $    658,123    $    651,384
                                                                   ============    ============
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
    Current portion of long-term debt                              $     16,071    $     16,027
    Accounts payable                                                     53,905          71,867
    Accrued interest                                                      6,822           6,615
    Accrued liabilities                                                 113,391         115,838
    Accrued income taxes                                                 10,438             957
                                                                   ------------    ------------
          Total current liabilities                                     200,627         211,304

Long-term debt, net of discount and current portion                     276,773         277,401

Other long-term liabilities                                              30,664          30,664

Stockholders' equity                                                    150,059         132,015
                                                                   ------------    ------------
          Total liabilities and stockholders' equity               $    658,123    $    651,384
                                                                   ============    ============

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              13 Weeks Ended             26 Weeks Ended
                                                        ------------------------    ------------------------
                                                         August 1,     August 2,     August 1,     August 2,
                                                           1998          1997          1998          1997
                                                        ----------    ----------    ----------    ----------
Net revenue                                             $  267,611    $  242,163    $  539,439    $  481,849

Costs and expenses:
    Cost of goods sold                                      89,132        81,162       179,421       163,574
    Operating expenses                                     147,721       133,505       304,039       269,546
    Depreciation and amortization                            8,091         7,026        16,489        14,486
                                                        ----------    ----------    ----------    ----------
       Total costs and expenses                            244,944       221,693       499,949       447,606

Operating income                                            22,667        20,470        39,490        34,243

Other (income) expense:
    Interest expense                                         6,868         8,528        13,785        16,924
    Interest income and other                                 (635)         (634)       (1,265)       (1,247)
                                                        ----------    ----------    ----------    ----------
       Total other (income) expense                          6,233         7,894        12,520        15,677

Income from continuing operations before income taxes       16,434        12,576        26,970        18,566

Income tax provision                                         6,634         5,348        11,058         7,984
                                                        ----------    ----------    ----------    ----------

Income from continuing operations                            9,800         7,228        15,912        10,582

Operating income (loss) from
 discontinued operations, net of
 income taxes                                                 --             130          --            (776)
                                                        ----------    ----------    ----------    ----------

Net income                                              $    9,800    $    7,358    $   15,912    $    9,806
                                                        ==========    ==========    ==========    ==========

Earnings (loss) per common share:
    Basic-
       Income from continuing operations                $     0.66    $     0.58    $     1.07    $     0.87
       Income (loss) from discontinued
          operations                                          --            0.01          --           (0.07)
                                                        ----------    ----------    ----------    ----------
       Net income                                       $     0.66    $     0.59    $     1.07    $     0.80
                                                        ==========    ==========    ==========    ==========

    Diluted-
       Income from continuing operations                $     0.64    $     0.56    $     1.04    $     0.83
       Income (loss) from discontinued
          operations                                          --            0.01          --           (0.06)
                                                        ----------    ----------    ----------    ----------
       Net income                                       $     0.64    $     0.57    $     1.04    $     0.77
                                                        ==========    ==========    ==========    ==========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                            26 Weeks Ended
                                                                    ----------------------------
                                                                       August 1,      August 2,
                                                                          1998           1997
                                                                    ------------    ------------
Cash flows from operating activities:
    Net income                                                      $     15,912    $      9,806
    Adjustments to reconcile net income to net cash provided
       (used) by operating activities:
          Depreciation and amortization                                   16,489          14,486
          Non-cash interest                                                 (473)            113
          Change in assets and liabilities:
              Increase in accounts and notes receivable,
                 prepaid expenses and other assets                        (5,580)        (18,044)
              Increase in inventories                                     (5,950)        (10,806)
              Decrease in accounts payable, accrued liabilities
                 and other liabilities                                   (23,220)        (14,068)
              Increase (decrease) in accrued interest                        207          (1,826)
              Increase (decrease) in accrued income taxes                 10,090         (11,268)
                                                                    ------------    ------------
                 Net cash provided (used) by operating activities          7,475         (31,607)
                                                                    ------------    ------------

Cash flows from investing activities:
    Purchases of property and equipment, net                             (22,563)        (19,818)
    Systems development costs                                            (10,150)         (6,020)
    Investment in Pearle Europe, net                                      (7,152)           --
    Acquisitions of businesses, net                                       (2,923)           --
    Other, net                                                               402            (460)
                                                                    ------------    ------------
                 Net cash used by investing activities                   (42,386)        (26,298)
                                                                    ------------    ------------

Cash flows from financing activities:
    Repayment of long-term debt                                             (682)           (564)
    Proceeds from public offering, net                                      --           115,909
    Proceeds from exercise of stock options and warrants                   1,857           2,668
    Other, net                                                              (165)           (107)
                                                                    ------------    ------------
                 Net cash provided by financing activities                 1,010         117,906
                                                                    ------------    ------------

Cash and temporary cash investments:
  Net increase (decrease) during the period                              (33,901)         60,001
  Balance, beginning of the period                                        68,053          73,141
                                                                    ------------    ------------
  Balance, end of the period                                        $     34,152    $    133,142
                                                                    ============    ============

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

           The accompanying consolidated financial statements have been prepared without audit and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures herein are adequate to make the information not misleading. Prior year financial statements have been restated to reflect the discontinued operations of Cole Gift Centers, Inc.
    (CGC) chain of personalized gift and greeting card departments located in host stores. At March 15, 1998, all CGC locations have been closed.

           Results for interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company's consolidated financial statements for the fiscal year ended January 31, 1998.

           In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position as of August 1, 1998 and the results of operations for the 13 and 26 weeks ended August 1, 1998 and August 2, 1997, and cashflows for the 26 weeks ended August 1, 1998 and August 2, 1997.

           Inventories

           The accompanying interim consolidated financial statements have been prepared without physical inventories.

           Cash Flows

           Net cash flows from operating activities reflect cash payments for income taxes and interest of $912,000 and $13,471,000, respectively, for the 26 weeks ended August 1, 1998, and $18,661,000 and $19,044,000, respectively, for the 26 weeks ended August 2, 1997.

           Earnings Per Share

           Earnings per share for the 13 and 26 weeks ended August 1, 1998 and August 2, 1997 have been calculated based on the following weighted average number of common shares and equivalents outstanding:

                      13 Weeks                         26 Weeks
           -----------------------------    -------------------------------
             August 1,         August 2,         August 1,        August 2,
               1998              1997              1998             1997
          --------------   --------------   --------------   --------------
Basic       14,881,801       12,436,850       14,818,344       12,228,169
Diluted     15,344,539       12,963,978       15,310,805       12,722,546

    (2)    INVESTMENT IN PEARLE EUROPE B.V.

           In February 1998, the Company repaid a $3.2 million note payable to a subsidiary of Pearle Europe and invested an additional $7.2 million in the form of 8% shareholder loans to Pearle Europe in connection with Pearle Europe's acquisition of optical operations in Germany and Austria.

           In June 1998, Pearle Europe repaid to the Company a shareholder loan, including interest thereon, in the amount of $3.7 million.

    (3)    NEW ACCOUNTING PRONOUNCEMENT

           Effective February 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement requires that the Company report the change in its equity during a period from non-owner sources. For the 13 and 26 weeks ended August 1, 1998 and August 2, 1997, components of other comprehensive income (loss) relate to foreign currency translation adjustments related to the Company's Canadian operations and investment in Pearle Europe. Total comprehensive income is as follows (000's omitted):

                                            13 Weeks Ended                   26 Weeks Ended
                                    ----------------------------    ----------------------------
                                      August 1,        August 2,       August 1,       August 2,
                                         1998            1997            1998            1997
                                    ------------    ------------    ------------    ------------
Net income                          $      9,800    $      7,358    $     15,912    $      9,806
Other comprehensive income (loss)           (268)           (449)             (3)           (909)
                                    ------------    ------------    ------------    ------------
Total comprehensive income          $      9,532    $      6,909    $     15,909    $      8,897
                                    ============    ============    ============    ============


    (4)    RECLASSIFICATIONS

           Certain 1997 amounts have been reclassified to conform with the 1998 presentation.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

           The following is a discussion of certain factors affecting the Company's results of continuing operations for the 13 and 26 week periods ended August 1, 1998 and August 2, 1997 (the Company's second quarter and first six months, respectively) and its liquidity and capital resources. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this filing and the Company's audited financial statements for the fiscal year ended January 31, 1998 included in its annual report on Form 10-K.

           The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are identified according to the calendar year in which they begin. For example, the fiscal year ended January 31, 1998 is referred to as "fiscal 1997."

    RESULTS OF OPERATIONS

           Net revenue for the second quarter of fiscal 1998 increased 10.5% to $267.6 million from $242.2 million for the same period in fiscal 1997. Net revenue for the first six months of fiscal 1998 increased 12.0% to $539.4 million from $481.8 million for the same period in fiscal 1997. The increases in revenue were primarily attributable to the inclusion in fiscal 1998 of additional Cole Optical units, including the American Vision Centers, Inc. ("AVC") stores acquired in August 1997, consolidated comparable store sales increases of 3.6% for both the second quarter and the first six months of fiscal 1998, and the growth of managed vision care fees. At Cole Optical, second quarter comparable store sales increased 3.8% at Cole Vision and decreased 0.9% at Pearle. For the first six months, comparable store sales increased 4.2% and 0.4% at Cole Vision and Pearle, respectively. The Pearle comparable store sales were impacted by weaker than expected reception to both a new promotional offer in the first quarter and subsequent marketing efforts. At Things Remembered, the comparable store sales increases of 7.8% and 6.5% for the second quarter and first six months, respectively, reflected increased sales of additional personalization and clearance merchandise. At August 1, 1998, the Company had 2,848 specialty service retail locations, including 403 franchised locations, compared to 2,675 at August 2, 1997.

           Gross profit increased 10.9% to $178.5 million in the second quarter of fiscal 1998 from $161.0 million in the same period last year. For the first six months of fiscal 1998, gross profit increased 13.1% to $360.0 million from $318.3 million in the same period a year ago. The gross profit increases were primarily attributable to the increased revenue at Cole Optical and Things Remembered. Gross margins for the second quarter of fiscal 1998 and fiscal 1997 were 66.7% and 66.5%, respectively. For the first six months of fiscal 1998 and fiscal 1997, gross margins were 66.7% and 66.1%, respectively. Gross margins were favorably impacted by the growth in managed vision care fees and the sales mix of higher margin products at Cole Optical.

           Operating expenses increased 10.6% to $147.7 million in the second quarter of fiscal 1998 from $133.5 million in fiscal 1997, and as a percentage of revenue, operating expenses were nearly flat at 55.2% in fiscal 1998 versus 55.1% in fiscal 1997. For the first six months of fiscal 1998, operating expenses increased 12.8% to $304.0 million from $269.5 million in fiscal 1997, and as a percentage of revenue, operating expenses increased to 56.4% in fiscal 1998 from 55.9% in fiscal 1997. The leverage loss for the first six months was primarily a result of increased advertising expenditures at Pearle during the first quarter and increased expenses related to managed vision care fee growth, partially offset by leverage gains on payroll and store occupancy costs. Fiscal 1998 depreciation and amortization expense of $8.1 million in the second quarter and $16.5 million in the first six months was $1.1 million and $2.0 million more, respectively, than the same periods in fiscal 1997 reflecting the acquisition of AVC and an increase in capital expenditures.

           Operating income increased 10.7% to $22.7 million for the second quarter of fiscal 1998 from $20.5 million for the same period a year ago, and for the first six months of fiscal 1998, operating income increased 15.3% to $39.5 million from $34.2 million for the same period last year, primarily the result of the increase in net revenue.

           Interest expense decreased $1.7 million from the second quarter of fiscal 1997 to $6.9 million and decreased $3.1 million in the six months of fiscal 1998 to $13.8 million. The decreases were primarily attributable to the purchase and retirement of $150.9 million of 11-1/4% Senior Notes in connection with a tender offer in September 1997, partially offset by additional interest on $125.0 million of 8-5/8% Senior Subordinated Notes issued in August 1997.

           An income tax provision was recorded in the first six months of fiscal 1998 and fiscal 1997 using the Company's estimated annual effective tax rates of 41% and 43%, respectively. The reduction in the rate primarily reflects the estimated impact of non-deductible amortization of goodwill in both years.

           Net income increased to $9.8 million for the second quarter of fiscal 1998 from $7.4 million for the same period in fiscal 1997. For the first six months of fiscal 1998, net income increased to $15.9 million from $9.8 million for the same period last year. The increases were due to improvements in income from operations, the reduction of net interest expense, the lower effective tax rate and a $0.8 million loss from discontinued operations in the first six months of fiscal 1997.

    LIQUIDITY AND CAPITAL RESOURCES

           The Company's primary source of liquidity is funds provided from operations of its operating subsidiaries. In addition, the Company's operating subsidiaries have available to them working capital commitments of $75.0 million under their Credit Facility, reduced by commitments under letters of credit.

           There were no working capital borrowings outstanding during the first six months of fiscal 1998 and fiscal 1997.

           Operations for the first six months provided $7.5 million of cash in fiscal 1998 and used $31.6 million of cash in fiscal 1997. The increase in cash provided by operations was primarily attributable to the payment in fiscal 1997 of

    $15.0 million of taxes due on the sale of Pearle's European operation in fiscal 1996, less cash used in the first six months of fiscal 1998 for increases in accounts receivable, prepaid expenses and inventories and the increase in net income.

           Cash used by investing activities included capital additions of $22.6 million and $19.8 million for the first six months of fiscal 1998 and fiscal 1997, respectively. The majority of capital expenditures were for store fixtures, equipment and leasehold improvements for new stores and the remodeling of existing stores. In fiscal 1997, capital expenditures of $6.9 million were incurred in connection with the construction of Things Remembered's new warehouse and distribution facility. In May 1998, the Company purchased an office building in Twinsburg, Ohio for $9.5 million. It is anticipated that a portion of Cole Optical's business will move there during 1998. The Company is currently evaluating financing alternatives for both facilities. In addition, $2.9 million of cash was used to acquire optical retail locations. During the first six months of fiscal 1998, the Company repaid a $3.2 million note payable to a subsidiary of Pearle Europe B.V. (Pearle Europe), invested an additional $7.2 million in the form of 8% shareholder loans to Pearle Europe in connection with Pearle Europe's acquisition of two optical operations in Germany and Austria, and was repaid $3.7 million by Pearle Europe representing a shareholder loan and accrued interest. Investments in systems development costs totaled $10.2 million and $6.0 million in the first six months of fiscal 1998 and fiscal 1997, respectively.

           During the current fiscal year through August 31, 1998, the Company has repurchased 65,000 shares of common stock for an aggregate purchase price of approximately $1.8 million and has remaining authority to purchase up to 415,000 shares of common stock in the open market and block purchases.

           The Company believes that funds provided from operations along with funds available under the Credit Facility will provide adequate sources of liquidity to allow the Company's operating subsidiaries to continue to expand the number of stores and to fund capital expenditures and systems development costs.

    YEAR 2000

           The Company currently is working with a consultant to assess and resolve the potential impact of the Year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the Year 2000 could result in errors or system failures.

           Included in the Company's assessment is the identification of all critical and non-critical computer programs and hardware, including non-information technology systems such as HVAC, telephone and others containing embedded microcontrollers, and an evaluation of their Year 2000 readiness. Concurrent with this internal assessment, the Company is identifying critical third parties, with whom the Company does business, regarding their Year 2000 readiness.

           Approximately 90% of the Company's hardware devices and software applications have been identified and evaluated, and critical vendors, host stores and managed health care partners have been contacted with respect to the Year 2000. The Company expects to complete this assessment during the third quarter of fiscal 1998. At that time a comprehensive plan will be completed which will include (a) an estimate of the total Year 2000 costs,
    (b) a timeline for modifying or replacing critical programs and hardware, and (c) a contingency plan to address the risks of failure to be Year 2000 ready and identify actions to mitigate those risks. The Company utilizes over 500 separate computer information systems across its operations, many of which were recently installed and were Year 2000 ready. In addition, modification to many of the Company's other critical programs has been started. The Company currently believes that all critical programs and hardware will be Year 2000 ready, including testing, by the end of the second quarter of fiscal 1999.

           The Company cannot currently estimate the costs of assessing and resolving its Year 2000 issues, which include both internal staff costs as well as outside consulting and other expenditures related to this effort. Notwithstanding that the Company is proceeding diligently with the implementation of its own readiness program, including ascertaining Year 2000 readiness of critical third parties, the inability of the Company or critical third parties to effectuate timely and cost effective solutions to Year 2000 issues could have a material adverse effect on the Company.

           For the 26 weeks ended August 1, 1998, in addition to internal costs, the Company has incurred approximately $300,000 of external Year 2000 costs, all of which have been expensed.

    FORWARD-LOOKING INFORMATION

           Certain sections of this Form 10-Q contain forward-looking statements. Forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting the Company. All forward-looking statements involve risk and uncertainty.

           The Company operates in a highly competitive environment, and its future liquidity, financial condition and operating results may be materially affected by a variety of factors, some of which may be beyond the control of the Company, including risks associated with the integration of acquired operations, the Company's ability to select and stock merchandise attractive to customers, the implementation of its store acquisition program, economic and weather factors affecting consumer spending, operating factors, including manufacturing quality of optical and engraved goods, affecting customer satisfaction, the Company's relationships with host stores and franchisees, the mix of goods sold, pricing and other competitive factors, the ability of the Company and its suppliers, host stores, and managed care organization partners to achieve Year 2000 readiness, and the seasonality of the Company's business.

                         PART II -- OTHER INFORMATION

    ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On June 11, 1998, the Company held its annual meeting of stockholders. At that meeting, the stockholders elected seven directors to serve until the next annual meeting of stockholders, approved the 1998 Equity and Performance Incentive Plan ("Omnibus Plan"), and confirmed the appointment of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending January 30, 1999.

           Of the total eligible votes of 14,812,467, stockholders cast votes of 13,023,347 or 87.92% of the total eligible votes. The votes cast for the aforementioned matters were as follows:

           1)   Election of Directors

                                                                                                        Abstentions
                                                                                                       and/or Broker
                                                           For                       Withheld            non-votes
                                                        ----------                   --------            ---------

                Jeffrey A. Cole                         12,969,815                     53,532                0
                Timothy F. Finley                       12,983,863                     39,484                0
                Irwin W. Gold                           12,983,608                     39,739                0
                Peter V. Handel                         12,983,763                     39,584                0
                Charles A. Ratner                       12,969,863                     53,484                0
                Walter J. Salmon                        12,969,189                     54,158                0
                Brian B. Smith                          12,969,819                     53,528                0

           2)   1998 Equity and Performance Incentive Plan ("Omnibus Plan")

                                                                                                         Abstentions
                                                                                                        and/or Broker
                                                            For                      Withheld             non-votes
                                                        ----------                   --------            ---------

                Approval of Plan                        11,273,512                    518,219              1,231,616

           3)   Confirmation of Independent Auditors

                                                                                                       Abstentions
                                                                                                      and/or Broker
                                                           For                       Withheld           non-votes
                                                        ----------                   --------            ---------

                Arthur Andersen LLP                     13,012,449                      7,100             3,798

    ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits. The following Exhibits are filed herewith and made a part hereof:

         27       Financial Data Schedule

         10.1 Form of Cole National Corporation's 1998 Equity and Performance Incentive Plan, incorporated by reference to Exhibit A to Cole National Corporation's definitive Proxy Statement dated May 1, 1998 (File No. 1-12814).

    (b)  Reports on Form 8-K

         The Company has not filed any reports on Form 8-K for the quarterly period ended August 1, 1998.

                                    SIGNATURE
                                    ---------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               COLE NATIONAL CORPORATION



                               By:     /s/ Wayne L. Mosley
                                    ---------------------------------------
                                    Wayne L. Mosley
                                    Vice President and Controller
                                    (Duly Authorized Officer and Principal
                                    Accounting Officer)

                             Date:  September 1, 1998

                            COLE NATIONAL CORPORATION
                                    FORM 10-Q
                          QUARTER ENDED AUGUST 1, 1998

                                  EXHIBIT INDEX


    Exhibit
    Number        Description
    ------        -----------

    27            Financial Data Schedule

    10.1 Form of Cole National Corporation's 1998 Equity and Performance Incentive Plan, incorporated by reference to Exhibit A to Cole National Corporation's definitive Proxy Statement dated May 1, 1998 (File No. 1-12814).