Form 10-Q
period 1998-10-31
COLE NATIONAL CORP /DE/
filed 1998-12-03
CIK 769644

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


         (Mark One)

       [ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended October 31, 1998, or

       [   ]  Transition report pursuant to Section 13 or 15(d) of the
              Securities Exchange Act of 1934 For the transition period from________________ to ________________.


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. [ X ] YES   [  ] NO


As of November 19, 1998, 14,710,410 shares of the registrant's common stock were outstanding.


================================================================================

--------------------------------------------------------------------------------






                  COLE NATIONAL CORPORATION AND SUBSIDIARIES
                                  FORM 10-Q
                        QUARTER ENDED OCTOBER 31, 1998
                                    INDEX

                                                                                              Page No.

PART I.  FINANCIAL INFORMATION
         Item 1.   Financial Statements

                   Consolidated Balance Sheets as of October 31, 1998
                   and January 31, 1998...............................................        1

                   Consolidated Statements of Operations for the 13 and 39
                   weeks ended October 31, 1998 and November 1, 1997..................        2

                   Consolidated Statements of Cash Flows for
                   the 39 weeks ended October 31, 1998 and
                   November 1, 1997...................................................        3

                   Notes to Consolidated Financial Statements.........................      4 - 6

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations................................      7 - 11


PART II. OTHER INFORMATION

         Item 6.   Exhibits and Reports on Form 8-K...................................        12




--------------------------------------------------------------------------------

                        PART I - FINANCIAL INFORMATION
                         Item 1. Financial Statements
                  COLE NATIONAL CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                            (Dollars in thousands)

                                                                                October 31,                January 31,
                                                                                  1998                       1998
                                                                                ----------                 ----------
Assets

Current assets:
    Cash and temporary cash investments                                         $   19,293                 $   68,053
    Accounts receivable, less allowance for doubtful accounts
       of $6,898 in 1998 and $5,377 in 1997                                         53,887                     52,030
    Current portion of notes receivable                                              3,365                      4,177
    Refundable income taxes                                                              -                      9,520
    Inventories                                                                    151,802                    119,970
    Prepaid expenses and other                                                       8,688                      9,195
    Deferred income tax benefits                                                    22,335                     21,534
                                                                                ----------                 ----------
          Total current assets                                                     259,370                    284,479


Property and equipment, at cost                                                    266,447                    242,966
    Less-accumulated depreciation and amortization                                (127,156)                  (115,162)
                                                                                ----------                 ----------
          Total property and equipment, net                                        139,291                    127,804


Other assets:
    Notes receivable, excluding current portion                                     35,059                     25,783
    Deferred income taxes and other                                                 69,022                     54,241
    Intangible assets, net                                                         160,403                    159,077
                                                                                ----------                 ----------
          Total assets                                                          $  663,145                 $  651,384
                                                                                ==========                 ==========
Liabilities and Stockholders' Equity
Current liabilities:
    Current portion of long-term debt                                           $    1,471                 $   16,027
    Accounts payable                                                                77,794                     71,867
    Accrued interest                                                                 1,838                      6,615
    Accrued liabilities                                                            108,702                    115,838
    Accrued income taxes                                                            10,470                        957
                                                                                ----------                 ----------
          Total current liabilities                                                200,275                    211,304


Long-term debt, net of discount and current portion                                276,393                    277,401

Other long-term liabilities                                                         30,664                     30,664


Stockholders' equity                                                               155,813                    132,015
                                                                                ----------                 ----------
          Total liabilities and stockholders' equity                            $  663,145                 $  651,384
                                                                                ==========                 ==========



The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated balance sheets.

                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                                             13 Weeks Ended                    39 Weeks Ended
                                                                       --------------------------        --------------------------
                                                                        Oct. 31,          Nov. 1,         Oct. 31,          Nov. 1,
                                                                          1998             1997             1998             1997
                                                                       ---------        ---------        ---------        ---------

Net revenue                                                            $ 256,654        $ 252,744        $ 796,093        $ 734,593

Costs and expenses:
    Cost of goods sold                                                    84,910           86,512          264,331          250,086
    Operating expenses                                                   151,790          144,795          455,829          414,341
    Depreciation and amortization                                          8,655            7,788           25,144           22,274
    Business integration charge                                             --              1,100             --              1,100
                                                                       ---------        ---------        ---------        ---------
       Total costs and expenses                                          245,355          240,195          745,304          687,801
                                                                       ---------        ---------        ---------        ---------

Operating income                                                          11,299           12,549           50,789           46,792

Other expense (income):
    Interest expense                                                       6,852            6,942           20,637           23,866
    Interest and other income                                             (6,743)            (592)          (8,008)          (1,839)
                                                                       ---------        ---------        ---------        ---------
       Total other expense (income)                                          109            6,350           12,629           22,027
                                                                       ---------        ---------        ---------        ---------

Income from continuing operations before
    income taxes and extraordinary item                                   11,190            6,199           38,160           24,765

Income tax provision                                                       2,128            2,664           13,186           10,648
                                                                       ---------        ---------        ---------        ---------

Income from continuing operations
    before extraordinary items                                             9,062            3,535           24,974           14,117

Operating loss from discontinued
    operations, net of income taxes                                         --               (841)            --             (1,617)
                                                                       ---------        ---------        ---------        ---------

Income before extraordinary item                                           9,062            2,694           24,974           12,500

Extraordinary loss on early extinguishment of debt                          --            (12,183)            --            (12,183)
                                                                       ---------        ---------        ---------        ---------

Net income (loss)                                                      $   9,062        $  (9,489)       $  24,974        $     317
                                                                       =========        =========        =========        =========

Earnings (loss) per common share:
    Basic-
       Income from continuing operations                               $    0.61        $    0.24        $    1.69        $    1.08
       Loss from discontinued operations                                    --              (0.05)            --              (0.12)
       Extraordinary loss                                                   --              (0.83)            --              (0.94)
                                                                       ---------        ---------        ---------        ---------
       Net income (loss)                                               $    0.61        $   (0.64)       $    1.69        $    0.02
                                                                       =========        =========        =========        =========

    Diluted-
       Income from continuing operations                               $    0.60        $    0.23        $    1.64        $    1.04
       Loss from discontinued operations                                    --              (0.05)            --              (0.12)
       Extraordinary loss                                                   --              (0.80)            --              (0.90)
                                                                       ---------        ---------        ---------        ---------
       Net income (loss)                                               $    0.60        $   (0.62)       $    1.64        $    0.02
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

                  COLE NATIONAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                            (Dollars in thousands)

                                                                                                 39 Weeks Ended
                                                                                       ---------------------------------
                                                                                       October 31,           November 1,
                                                                                          1998                  1997
                                                                                       ----------            -----------
Cash flows from operating activities:
    Net income                                                                          $ 24,974             $     317
    Adjustments to reconcile net income to net cash provided
       (used) by operating activities:
          Extraordinary loss on early extinguishment of debt                                --                  12,183
          Depreciation and amortization                                                   25,144                22,274
          Non-cash interest and other                                                       (953)                  206
          Change in assets and liabilities:
              Decrease (increase) in accounts and notes
              receivable, prepaid expenses and other assets                                  316               (14,429)
              Increase in inventories                                                    (30,947)              (33,655)
              Decrease in accounts payable, accrued liabilities
                 and other liabilities                                                    (5,784)              (16,730)
              Decrease in accrued interest                                                (4,777)               (2,199)
              Increase (decrease) in accrued, refundable and
                 deferred income taxes                                                    18,232                (9,911)
                                                                                        --------             ---------
                 Net cash provided (used) by operating activities                         26,205               (41,944)
                                                                                        --------             ---------

Cash flows from investing activities:
    Purchases of property and equipment, net                                             (30,171)              (25,347)
    Systems development costs                                                            (12,417)              (11,590)
    Investment in Pearle Europe                                                          (10,296)               (2,684)
    Repayment of Pearle Europe loan                                                        3,144                  --
    Acquisitions of businesses, net of cash acquired                                      (6,848)              (27,705)
    Other, net                                                                               195                  (127)
                                                                                        --------             ---------
                 Net cash used by investing activities                                   (56,393)              (67,453)
                                                                                        --------             ---------

Cash flows from financing activities:
    Repayment of long-term debt                                                          (15,676)             (170,354)
    Proceeds from long-term debt                                                            --                 125,000
    Payment of deferred financing fees                                                      --                  (2,896)
    Proceeds from public stock offering, net                                                --                 115,888
    Purchase of treasury stock                                                            (4,595)                 --
    Proceeds from exercise of stock options and warrants                                   1,945                 2,836
    Other, net                                                                              (246)                 (130)
                                                                                        --------             ---------
                 Net cash provided (used) by financing activities                        (18,572)               70,344
                                                                                        --------             ---------

Cash and temporary cash investments:
  Net decrease during the period                                                         (48,760)              (39,053)
  Balance, beginning of the period                                                        68,053                73,141
                                                                                        --------             ---------
  Balance, end of the period                                                            $ 19,293             $  34,088
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

                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  BASIS OF PRESENTATION AND ACCOUNTING POLICIES

     The consolidated financial statements include the accounts of Cole National Corporation ("CNC"), its wholly owned subsidiaries, including Cole National Group, Inc. ("CNG"), and CNG's wholly owned subsidiaries (collectively, the "Company"). All significant intercompany transactions have been eliminated in consolidation.

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

     Results for interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 31, 1998.

     In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position as of October 31, 1998 and the results of operations for the 13 and 39 weeks ended October 31, 1998 and November 1, 1997, and cashflows for the 39 weeks ended October 31, 1998 and November 1, 1997.

     Inventories

     The accompanying interim consolidated financial statements have been prepared without physical inventories.

     Cash Flows

     Net cash flows from operating activities reflect cash payments for income taxes and interest of $1,643,000 and $24,627,000, respectively, for the 39 weeks ended October 31, 1998, and $19,406,000 and $27,147,000, respectively, for the 39 weeks ended November 1, 1997.

     Earnings Per Share

     Earnings per share for the 13 and 39 weeks ended October 31, 1998 and November 1, 1997 have been calculated based on the following weighted average number of common shares and equivalents outstanding:

                             13 Weeks                                         39 Weeks
             ------------------------------------             ------------------------------------
               October 31,            November 1,               October 31,            November 1,
                 1998                    1997                     1998                    1997
             ------------             ----------              ------------             -----------
    Basic      14,788,958             14,728,170               14,808,549              13,061,503
    Diluted    15,100,447             15,259,075               15,240,685              13,568,055


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


(3)  NEW ACCOUNTING PRONOUNCEMENT

     Effective February 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement requires that the Company report the change in its equity during a period from non-owner sources. For the 13 and 39 weeks ended October 31, 1998 and November 1, 1997, components of other comprehensive income (loss) relate to foreign currency translation adjustments related to the Company's Canadian operations and investment in Pearle Europe. Total comprehensive income is as follows (000's omitted):

                                                  13 Weeks Ended                   39 Weeks Ended
                                           ---------------------------         -------------------------
                                           Oct. 31,            Nov. 1,          Oct. 31,         Nov. 1,
                                             1998               1997              1998             1997
                                           --------           --------         ---------         -------

Net income (loss)                          $ 9,062           $(9,489)           $24,974           $ 317
Other comprehensive income (loss)            1,199               422              1,196            (487)
                                           -------           -------            -------           -----
Total comprehensive income (loss)          $10,261           $(9,067)           $26,170           $(170)
                                           =======           =======            =======           =====



(4)  OTHER INCOME

     The 1998 third quarter results include the recognition of $6.0 million of income from cash received in a nontaxable settlement of certain contingencies related to several claims against and indemnifications from the former owner of Pearle (the "Pearle Settlement"). In connection with the Pearle Settlement agreement, the Company assumed secondary liability for approximately $10.0 million of loans to certain franchisees held by a third party. The Company is contingently liable should any of these franchisees default, and also for prepayment penalties of up to $1.1 million. The Company has established reserves for potential losses on the loans, which mature through 2001. The Pearle Settlement also included a release of the former owner of Pearle from certain future non-tax claims related to Pearle.

(5)  BUSINESS INTEGRATION CHARGE

     During the third quarter of fiscal 1997, the Company recorded a $1.1 million pre-tax ($0.6 million net of tax) business integration charge associated with the American Vision Centers, Inc. ("AVC") acquisition. Such charge included costs incurred related to the integration and consolidation of AVC into the Company's operations.

(6)  RECLASSIFICATIONS

      Certain 1997 amounts have been reclassified to conform with the 1998 presentation.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

     The following is a discussion of certain factors affecting the Company's results of continuing operations for the 13 and 39 week periods ended October 31, 1998 and November 1, 1997 (the Company's third quarter and first nine months, respectively) and its liquidity and capital resources. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this filing and the Company's audited financial statements for the fiscal year ended January 31, 1998 included in its annual report on Form 10-K.

     The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are identified according to the calendar year in which they begin. For example, the fiscal year ended January 31, 1998 is referred to as "fiscal 1997."

RESULTS OF OPERATIONS

     Net revenue for the third quarter of fiscal 1998 increased 1.5% to $256.7 million from $252.7 million for the same period in fiscal 1997. Net revenue for the first nine months of fiscal 1998 increased 8.4% to $796.1 million from $734.6 million for the same period in fiscal 1997. The increases in revenue were primarily attributable to the inclusion in fiscal 1998 of additional Cole Optical units, including the American Vision Centers, Inc. ("AVC") stores acquired in August 1997, consolidated comparable store sales increases of 1.2% for the third quarter and 2.8% for the first nine months of fiscal 1998, and the growth of managed vision care fees. At Cole Optical, third quarter comparable store sales increased 1.1% at Cole Vision and decreased 3.1% at Pearle. For the first nine months, comparable store sales increased 3.2% at Cole Vision and decreased 0.7% at Pearle. The Pearle comparable store sales have been impacted by a weaker than expected reception to new marketing and merchandising programs, as well as the increased competitive pressures in the optical business and what the Company perceives may be a general softening in the retail optical market. At Things Remembered, the comparable store sales increases of 7.1% and 6.7% for the third quarter and first nine months, respectively, reflected increased sales of additional personalization and new products. At October 31, 1998, the Company had 2,882 specialty service retail locations, including 406 franchised locations, compared to 2,860 at November 1, 1997.

     Gross profit increased 3.3% to $171.7 million in the third quarter of fiscal 1998 from $166.2 million in the same period last year. For the first nine months of fiscal 1998, gross profit increased 9.8% to $531.8 million from $484.5 million in the same period a year ago. The gross profit increases were primarily attributable to the increased revenue at both Cole Optical and Things Remembered. Gross margins for the third quarter of fiscal 1998 and fiscal 1997 were 66.9% and 65.8%, respectively. For the first nine months of fiscal 1998 and fiscal 1997, gross margins were 66.8% and 66.0%, respectively. Gross margins were favorably impacted by the production efficiencies and lower contact lens costs at Cole Optical and increased personalization sales at Things Remembered.

     Operating expenses increased 4.8% to $151.8 million in the third quarter of fiscal 1998 from $144.8 million in fiscal 1997, and as a percentage of revenue, operating expenses increased to 59.1% in fiscal 1998 from 57.3% in fiscal 1997. For the first nine months of fiscal 1998, operating expenses increased 10.0% to $455.8 million from $414.3 million in fiscal 1997, and as a percentage of revenue, operating expenses increased to 57.3% in fiscal 1998 from 56.4% in fiscal 1997. The leverage loss for the third quarter and nine months was primarily attributable to the sales performance at Pearle and increased expenses related to managed vision care fee growth. In addition, for the first nine months, the leverage loss was also impacted by increased advertising expenditures at Pearle, partially offset by a leverage gain on store occupancy costs. Fiscal 1998 depreciation and amortization expense of $8.7 million in the third quarter and $25.1 million in the first nine months was $0.9 million and $2.9 million more, respectively, than the same periods in fiscal 1997 reflecting the acquisition of AVC and an increase in capital expenditures.

     Operating income decreased 10.0% to $11.3 million for the third quarter of fiscal 1998 from $12.5 million for the same period a year ago reflecting a shortfall at Pearle, which more than offset improved results at Cole Vision and Things Remembered and the $1.1 million business integration charge associated with the acquisition of AVC last year. For the first nine months of fiscal 1998, operating income increased 8.5% to $50.8 million from $46.8 million for the same period last year. This increase was primarily the result of the increase in net revenue and the $1.1 million business integration charge last year.

     Interest expense decreased $0.1 million from the third quarter of fiscal 1997 to $6.9 million and decreased $3.2 million in the nine months of fiscal 1998 to $20.6 million. The decreases were primarily attributable to the purchase and retirement of $150.9 million of 11-1/4% Senior Notes in connection with a tender offer in September 1997, partially offset by additional interest on $125.0 million of 8-5/8% Senior Subordinated Notes issued in August 1997. Interest and other income includes the recognition of $6.0 million of income in the third quarter of fiscal 1998 from cash received in a nontaxable settlement of certain contingencies related to several claims against and indemnifications from the former owner of Pearle ("the Pearle Settlement").

     An income tax provision was recorded in the first nine months of fiscal 1998 and fiscal 1997 using the Company's estimated annual effective tax rates of 41% and 43%, respectively, excluding the nontaxable income from the Pearle Settlement. The reduction in the rate primarily reflects the estimated impact of non-deductible amortization of goodwill in both years.

     Net income increased to $9.1 million for the third quarter of fiscal 1998 from a loss of $9.5 million for the same period in fiscal 1997. For the first nine months of fiscal 1998, net income increased to $25.0 million from $0.3 million for the same period last year. The third quarter increase was primarily due to the Pearle Settlement this year, a $0.8 million loss from discontinued operations last year and an extraordinary loss of $12.2 million on early extinguishment of debt last year, partially offset by a $1.3 million decrease in operating income. The nine month increase was due to the Pearle Settlement, improvement in income from operations, the reduction of net interest expense, the lower effective tax rate, a $1.6 million loss from discontinued operations in the first nine months of fiscal 1997 and the extraordinary loss on early extinguishment of debt last year.

    LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of liquidity is funds provided from operations of its operating subsidiaries. In addition, the Company's operating subsidiaries have available to them working capital commitments of $75.0 million under their Credit Facility, reduced by commitments under letters of credit.

     There were no working capital borrowings outstanding as of October 31, 1998. During the first nine months of fiscal 1998, the maximum amount of working capital borrowings outstanding was $12.0 million. There were no working capital borrowings outstanding at any time during fiscal 1997.

     In connection with the Pearle Settlement agreement, the Company assumed secondary liability for approximately $10.0 million of loans to certain franchisees held by a third party. The Company is contingently liable should any of these franchisees default, and also for prepayment penalties of up to $1.1 million. The Company has established reserves for potential losses on the loans, which mature through 2001. The settlement also included a release of the former owner of Pearle from certain future non-tax claims related to Pearle.

     Operations for the first nine months provided $26.2 million of cash in fiscal 1998 and used $41.9 million of cash in fiscal 1997. The increase in cash provided by operations was primarily attributable to the increase in income from continuing operations, the payment in 1997 of $15.0 million of taxes due on the 1996 sale of Pearle's European operation, the receipt of an $8.6 million income tax refund in fiscal 1998, and lower amounts of cash used in the first nine months of fiscal 1998 to fund working capital.

     Cash used by investing activities included capital additions of $30.2 million and $25.3 million for the first nine months of fiscal 1998 and fiscal 1997, respectively. The majority of capital expenditures were for store fixtures, equipment and leasehold improvements for new stores and the remodeling of existing stores. In fiscal 1997, capital expenditures of $6.6 million were incurred in connection with the construction of Things Remembered's new warehouse and distribution facility. In May 1998, the Company purchased an office building in Twinsburg, Ohio, which will serve as the headquarters for the Company's optical and systems operations, for $9.5 million. The Company is currently evaluating financing alternatives for both facilities.

     During the first nine months of fiscal 1998 and fiscal 1997, investing activities also included $6.8 million and $27.7 million, respectively, of cash used for the acquisitions of businesses that consisted primarily of optical retail locations.

     During the first nine months of fiscal 1998, the Company repaid a $3.2 million note payable to a subsidiary of Pearle Europe B.V. (Pearle Europe), invested an additional $7.2 million in the form of 8% shareholder loans to Pearle Europe in connection with Pearle Europe's acquisition of two optical operations in Germany and Austria, and was repaid $3.7 million by Pearle Europe representing a shareholder loan and accrued interest.

     Investments in systems development costs totaled $12.4 million and $11.6 million in the first nine months of fiscal 1998 and fiscal 1997, respectively.

     During the current fiscal year through November 30, 1998, the Company has repurchased 211,100 shares of common stock for an aggregate purchase price of approximately $4.8 million and has remaining authority to purchase up to 768,900 shares of common stock in the open market and block purchases.

     The Company believes that funds provided from operations along with funds available under the Credit Facility will provide adequate sources of liquidity to allow the Company's operating subsidiaries to continue their planned store expansion and to fund their planned capital expenditures and systems development costs.

RESTRUCTURING AND OTHER CHARGES; FOURTH QUARTER RESULTS

     The Company recently announced that, to address the weakness in Pearle's operating results, it has begun work to change the operating structure of its optical business to more clearly align the merchandising and marketing of its two principal brands, Pearle Vision and Sears Optical, with the needs of the different consumers that each brand serves. The decision to create separate organizational structures at Pearle and Sears Optical reflects the belief that the Company can improve each unit's performance through additional management focus.

     The Company expects to report restructuring and other charges of approximately $25.0 million reflecting expenses for revising the Pearle operating model, including the write down of inventory and other assets, the cost of consultants retained to assist management with certain aspects of the restructuring, human resource expenses associated with personnel changes, the costs of retention and recruitment of senior management, the costs of relocating and consolidating facilities and other charges. All or a majority of the charges are expected to be taken in the fourth quarter of fiscal 1998.

     Given the recent trend of sales at Pearle, the ongoing competitive pressures in the optical business and the importance of the upcoming holiday season, management believes income from continuing operations before restructuring and other unusual charges for the fourth quarter will be approximately half of last year's level.

YEAR 2000

     The Company has been working with a consultant to assess and resolve the potential impact of the Year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive (the "Year 2000 Readiness Program"). Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the Year 2000 could result in errors or system failures.

     During the third quarter of fiscal 1998, the Company completed the assessment of its internal critical and non-critical hardware and software. Included in the Company's assessment was the identification of all critical and non-critical computer programs and hardware, including non-information technology systems such as HVAC, telephone and others containing embedded microcontrollers, and an evaluation of their Year 2000 readiness. The Company utilizes over 500 separate computer information systems across its operations, many of which were recently installed and are Year 2000 ready. In addition, modification to many of the Company's other critical programs has been completed and testing of these programs is in process. The Company currently believes that all critical programs and hardware will be Year 2000 ready, including testing, by the end of the second quarter of 1999.

     Concurrent with this internal assessment, the Company identified and contacted critical vendors, host stores and managed health care partners with whom the Company does business regarding their Year 2000 readiness. Although not all responses from third parties have been received, the Company is not currently aware of any critical third party whose Year 2000 issues is likely to have a material effect on the Company.

     The Company has not yet developed contingency plans and such plans will depend primarily on the responses from critical third parties in the event the

Company or critical third parties should fail to become Year 2000 ready. The Company expects its contingency plans to be completed by the end of the first quarter of fiscal 1999.

     Notwithstanding that the Company is proceeding diligently with the implementation of its own Year 2000 Readiness Program, including ascertaining Year 2000 readiness of critical third parties, the inability of the Company or critical third parties to effectuate timely and cost effective solutions to Year 2000 issues could have a material adverse effect on the Company.

     The Company estimates the total cost of the Year 2000 Readiness Program will be approximately $3.3 million, including approximately $0.3 million of new hardware and software that will be capitalized. The remaining $3.0 million will be expensed as incurred (approximately $1.7 million in fiscal 1998 and $1.3 million in fiscal 1999). These costs include only external costs as the Company does not separately track internal costs, which consist primarily of payroll related costs of employees, for the Year 2000 Readiness Program. The estimate of external costs does not include costs associated with addressing and resolving issues as a result of the failure of third parties to become Year 2000 ready.

     For the 13 and 39 weeks ended October 31, 1998, in addition to internal costs, the Company has incurred approximately $0.7 million and $1.0 million, respectively, of external Year 2000 costs, all of which have been expensed.

FORWARD-LOOKING INFORMATION

     Certain sections of this Form 10-Q, including this Management's Discussion and Analysis, contain forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting the Company. All forward-looking statements involve risk and uncertainty.

     The Company operates in a highly competitive environment, and its future liquidity, financial condition and operating results may be materially affected by a variety of factors, some of which may be beyond the control of the Company, including risks associated with the integration of acquired operations, the timing and achievement of the restructuring of the optical business, the ability of the Company and its suppliers, host stores, and managed care organization partners to achieve Year 2000 readiness, the Company's ability to select and stock merchandise attractive to customers, the implementation of its store acquisition program, economic and weather factors affecting consumer spending, operating factors, including manufacturing quality of optical and engraved goods, affecting customer satisfaction, the Company's relationships with host stores and franchisees, the mix of goods sold, pricing and other competitive factors, and the seasonality of the Company's business.

                           PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following Exhibits are filed herewith and made a part hereof:

         27       Financial Data Schedule

(b)      Reports on Form 8-K

         The Company has not filed any reports on Form 8-K for the quarterly period ended October 31, 1998.

                                    SIGNATURE
                                    ---------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               COLE NATIONAL CORPORATION



                               By:      /s/ Wayne L. Mosley
                                    ------------------------------------
                                    Wayne L. Mosley
                                    Vice President and Controller
                                    (Duly Authorized Officer and Principal
                                    Accounting Officer)

                             Date:  December 3, 1998

                            COLE NATIONAL CORPORATION
                                    FORM 10-Q
                         QUARTER ENDED OCTOBER 31, 1998

                                  EXHIBIT INDEX



    Exhibit
    Number        Description
    ------        -----------

    27            Financial Data Schedule