Form 10-K
period 1999-01-30
COLE NATIONAL CORP /DE/
filed 1999-04-30
CIK 769644

===============================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

   X     Annual report pursuant to Section 13 or 15(d) of the Securities
  ---    Exchange Act of 1934 for the fiscal year ended January 30, 1999, or

         Transition report pursuant to Section 13 or 15(d) of the Securities
  ---    Exchange Act of 1934 for the transition period from __________ to
         __________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 23, 1999 was approximately $229,045,000, based upon the last price reported for such date by the New York Stock Exchange.

As of March 23, 1999, 14,861,857 shares of the registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 10, 1999 are incorporated herein by reference into Part III.

===============================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Cole National Corporation was incorporated as a Delaware corporation in 1984. Cole National Corporation, primarily through the subsidiaries owned by its direct subsidiary, Cole National Group, Inc. is a leading provider of eyewear products, optometric services and personalized gifts with 2,884 retail locations in 50 states, Canada and the Caribbean. References herein to the "Company" include Cole National Corporation, its direct and indirect subsidiaries, and its predecessor companies. Cole National Corporation's businesses are conducted through two principal operating units: Cole Vision and Things Remembered. Cole Vision consists of Cole Licensed Brands, Cole Managed Vision Care and Pearle, which was acquired on November 15, 1996. Cole National Corporation believes that, based on industry data, Cole Vision is one of the largest optical retail companies in the world. Things Remembered operates the only nationwide chain of personalized gift stores. Cole National Corporation differentiates itself from other specialty retailers by providing value-added services at the point of sale at all of its retail locations.

COLE VISION

         Cole Vision contributed 77.3% of Cole National Corporation's net revenue in fiscal 1998 with 2,066 company-owned and franchised locations throughout the United States, Canada and the Caribbean as of January 30, 1999. Cole Licensed Brands and Pearle share purchasing power and corporate support functions. The Cole Managed Vision Care programs give participants access to a network of company-owned, franchised and third-party optical locations.

  COLE LICENSED BRANDS

         Cole Licensed Brands operates principally under the "Sears Optical", "Ward's Optical", "Target Optical" and "BJ's Optical Department" names. As of January 30, 1999, Cole Licensed Brands operated 1,186 locations in 47 states and Canada, including 788 departments on the premises of Sears department stores, 179 departments in Montgomery Ward stores, 82 departments in BJ's Wholesale Club stores, 12 departments in Target stores, 121 freestanding stores operated under the name "Sears Optical" and four other locations. Retail locations are generally operated under a lease or license arrangement through which the host store collects the sales receipts, retains an agreed upon percentage of sales and remits the remainder to Cole Licensed Brands on a weekly basis.

         Cole Licensed Brands' locations are, in most cases, full-service retail eyecare stores offering brand name and private label prescription eyeglasses, contact lenses and accessories, with an on-premises doctor of optometry who performs complete eye examinations and prescribes eyeglasses and contact lenses. Most optical departments, which are typically 1,000 square feet in size, operate with a doctor of optometry, a department manager, and from one to seven opticians depending on store sales volume. The majority of the doctors of optometry are independent, as is often required by state law, with the remainder being employed by Cole Licensed Brands. The independent doctors sublease space and equipment from Cole Licensed Brands where permitted by law, or from the host, and retain their examination fees.

         Each of the retail locations is computer linked to five centralized manufacturing laboratories, which grind, cut and fit lenses to order and ship them to the stores. Cole Licensed Brands provides next day delivery on most of the eyewear it offers when requested by its customers. All of the frames and lenses used in its eyeglasses are purchased from outside suppliers, both in the United States and several foreign countries.

         A variety of marketing and promotional efforts, primarily newspaper, direct mail, yellow pages and host advertising, are used to build and maintain its customer base. Host advertising includes the placement of promotional material within sales circulars or credit card billings sent out by the host store to its customers.

PEARLE

         At January 30, 1999, Pearle's operations consisted of 471 company-owned and 409 franchised stores located in 45 states, Canada, and the Caribbean. Most Pearle stores operate in either an "Express" or "Mainline" store format. Express stores contain a full surfacing lab that can manufacture most glasses in approximately one hour. Mainline stores can manufacture over 50% of prescriptions on-site in approximately one hour. Other prescriptions are sent to the main laboratory in Dallas. At January 30, 1999, 304 of the company-owned stores and 118 of the franchised stores were Express, with the balance being Mainline.

         The Express stores typically are located in high traffic freestanding, strip centers and mall locations with most stores averaging 3,000 square feet. The Express stores are usually staffed with two managers and a support staff of four to eight people. Mainline stores have an average size of 1,700 square feet and are also located in freestanding buildings, or in smaller strip or regional centers. Mainline stores generally carry a smaller assortment of inventory than Express stores and are usually staffed with one manager and two to three associates. Most Pearle stores have a doctor of optometry on site with approximately 80% leasing space from Pearle on an independent basis and the remaining being direct employees of Pearle.

         Pearle's marketing strategy employs a wide range of media at both the national and local levels. The franchised and company-owned stores each contribute a percentage of revenues to Pearle's marketing budget with approximately half of Pearle's marketing expenditures devoted to television. Pearle's brand positioning of high quality eyecare products and services has been reinforced by an advertising and promotions program, which includes Pearle's advertising slogans, Nobody Cares for Eyes Better Than Pearle and The Doctor Is In.

         Pearle operates a warehouse facility in Dallas that inventories and distributes a comprehensive product line, including frames, eyeglass lenses, contact lenses, optical supplies and eyewear accessories to company-owned and franchised locations.

         Pearle has maintained a franchise program since 1980. Most of the franchised stores are single franchise operations, with no franchisee operating more than ten stores. With the proper financial approvals, a franchise purchase can be financed through Pearle. Currently, Pearle offers financing over periods up to ten years at variable interest rates ranging from prime plus one point to prime plus three points adjusted periodically.

         Each franchisee is required to enter into a franchise agreement requiring payment of an initial franchise fee. The term of the typical franchise agreement is equal to the earlier of ten years or the expiration or termination of the underlying base lease. Royalty and advertising contributions typically are based on a percentage of the franchisee's gross revenues from the retail operation and/or non-surgical professional fee revenues. The total monthly advertising contribution is distributed between Pearle's system-wide advertising fund and the local co-op market advertising fund. Franchisees are generally eligible to participate in Cole Vision's managed vision care programs.

         Cole National Corporation also has an approximate 24% equity interest in Pearle Europe B.V., which operates 519 company-owned and franchised optical locations in the Netherlands, Belgium, Germany and Austria. In terms of market share, Pearle Europe is the largest optical retailer in the Netherlands, Belgium and Austria, and second largest in Germany.

COLE MANAGED VISION CARE

         In the last several years, Cole Vision has expanded its managed vision care program that provides low cost, comprehensive eyecare benefits marketed directly to large employers, HMO's and other organizations, primarily under the name "Vision One." Vision One's basic program gives plan sponsors the opportunity to offer their members a group discount at locations within the managed vision care network with minimal direct cost to the plan sponsor. An enhanced Vision One program allows plan sponsors to provide their members with prepaid eye examinations, as well as pricing discounts or reimbursements.

         Cole Managed Vision Care's network has over 6,000 points of service, including all Cole Vision company-owned retail locations, approximately 90% of franchised locations, 700 locations in a nationwide chain store's optical departments, and 3,000 independent ophthalmologists, making it the largest chain provider of managed vision care in the United States. Cole Managed Vision Care generated approximately 31% of Cole Vision's revenues in fiscal 1998.

THINGS REMEMBERED

         Things Remembered contributed 22.7% of Cole National Corporation's net revenue in fiscal 1998. As of January 30, 1999, Things Remembered operated 818 stores and kiosks generally located in large, enclosed shopping malls located in 46 states. Each location carries a wide assortment of engravable items and provides "while you shop" personalization services for any occasion including holiday, business and special occasion gift events. Things Remembered offers engraving for items purchased at the store as well as for items purchased elsewhere.

         Merchandise sold at Things Remembered stores consists of a broad assortment of gift categories and items at prices generally ranging from $10 to $75. Things Remembered's offering of gifts includes writing instruments, clocks, music boxes, picture frames and albums, executive desk sets and accessories, ID bracelets, glassware, lighters, keys and key rings, door knockers and Christmas ornaments. Things Remembered features brand name merchandise as well as higher margin private label merchandise. At some locations, computer-controlled embroidery equipment is utilized for the personalization of merchandise such as throws, sweaters, bathrobes, jackets, baseball caps, towels and baby blankets. These softgoods are also available in most of Things Remembered's other locations with personalization services provided from a central fulfillment facility.

         At January 30, 1999, Things Remembered locations consisted of 450 stores and 368 kiosks. The typical store consists of about 1,000 square feet, while kiosks, which are units generally located in the center of the common mall area, are typically 200 square feet in size.

         Things Remembered locations are usually operated by one or two employees during non-peak periods and up to 15 employees during the peak Christmas season. Locations typically employ a store manager on a full-time basis and a full or part-time assistant manager, while the balance of the employees is part-time sales associates.

         Nearly all locations are equipped with computerized engravers and key duplicating machines. Many stores also have equipment for etching glassware items. All locations are equipped with point-of-sale terminals.

         Most of Things Remembered's store merchandise is shipped through its centralized warehouse and distribution facility located near Youngstown, Ohio. The warehouse utilizes a computerized carousel system to automate the process of locating merchandise needed to fill a store order.

HOST RELATIONSHIPS

         Cole National Corporation believes it has developed excellent relationships with the host stores in which Cole Licensed Brands operates. Cole National Corporation has maintained its relationships in the optical business with Sears and Montgomery Ward for over 35 years. Approximately 90% of the Sears stores and all of the BJ's Wholesale and Montgomery Ward stores that offer optometric services are operated by Cole Licensed Brands. Although leases with major hosts are terminable by either party upon relatively short notice, Cole Licensed Brands has never had a lease terminated other than in connection with a store closing, relocation or major remodeling.

PURCHASING

         The merchandise, supplies and component parts required for the various products sold by Cole National Corporation are purchased from a large number of suppliers and manufacturers and are generally readily available. In most cases, such purchases are not made under long-term contracts. Cole National Corporation believes that the loss of any one supplier or manufacturer should not have a material adverse effect on its operations.

COMPETITION

         Cole National Corporation operates in highly competitive businesses. Cole Vision competes with other optical companies, private ophthalmologists, optometrists and opticians and a growing number of HMOs in a highly fragmented marketplace on the basis of the patient service it provides, as well as price and product quality. In addition, Pearle competes on the basis of its highly recognized brand name and one-hour express service. Cole National Corporation believes that, based on industry data, Cole Vision is one of the largest optical retail companies in the world. Although Things Remembered operates the only nation-wide chain of gift stores offering "while you shop" gift engraving, key duplicating, glass etching and monogramming, as well as related merchandise, it competes with many other retailers that sell gift items. Things Remembered competes with such other retailers primarily on the basis of the value-added point of sale services, as well as price and product quality. Some of Cole National Corporation's competitors have greater financial resources than Cole National Corporation.

EMPLOYEES

         As of January 30, 1999, Cole National Corporation and its subsidiaries had approximately 9,200 full-time and 3,900 part-time employees. During October, November and December, Cole National Corporation employs additional full- and part-time employees. In fiscal 1998, approximately 3,500 additional employees were employed during such period. Approximately 150 employees at certain Pearle locations are represented by labor unions. Cole National Corporation considers its present labor relations to be satisfactory.

ITEM 2.  PROPERTIES

         Cole National Corporation leases an office in Highland Heights, Ohio, and leases its executive offices and an office in Cleveland, Ohio.

         During fiscal 1998, Cole National Corporation purchased a building in Twinsburg, Ohio, which comprises approximately 175,000 square feet of office space. All of Cole Vision's home office functions moved to this facility during fiscal 1998.

         All Cole Licensed Brands retail locations are leased or operated under a license with the host store, and none of the individual retail locations is material to operations. Leases for departments operated in Sears stores and freestanding stores operated under the name "Sears Optical" are generally for terms of 90 days and five years, respectively.

         Pearle leases most of their retail stores under non-cancelable operating leases with terms generally ranging from five to ten years and which generally contain renewal options for additional periods. Pearle is the principal lessee on a majority of stores operated by franchisees who sublease the facilities from Pearle.

         Cole Vision leases five optical laboratories, located in Knoxville, Tennessee (two labs); Memphis, Tennessee; Salt Lake City, Utah; and Richmond, Virginia, pursuant to leases expiring (including renewals at the option of Cole Vision) in 2002, 2005, 2002, 2001 and 2013, respectively. Pearle owns its Dallas Support Center, which comprises 88,721 square feet of office space and 147,336 square feet of laboratory and distribution facilities. Pearle also owns a small headquarters and laboratory in Puerto Rico. Cole Vision also leases a home office, lab and distribution center facility for its Canadian operations pursuant to leases expiring in 2000.

         Leases for Things Remembered stores and kiosks are generally for terms of ten and five years, respectively. During the first quarter of fiscal 1999, Things Remembered moved its home office functions to the leased facility in Highland Heights, Ohio. The office and warehouse facility that Things Remembered owns and occupied during fiscal 1998 is expected to be sold in fiscal 1999. In fiscal 1997, a 210,000 square foot warehouse and distribution facility was constructed for Things Remembered. On December 31, 1998, Things Remembered entered into an agreement with a third party for the sale and leaseback of its distribution center that expires in 2013 and includes three options to renew the lease for five-year terms.

         Cole National Corporation believes that its relationships with its lessors are generally good.

ITEM 3.  LEGAL PROCEEDINGS

         While Cole National Corporation is not presently involved in any material legal proceedings, from time to time during the ordinary course of business, it is threatened with, or may become a party to legal actions and other proceedings incidental to its business. Management believes that Cole National Corporation's potential exposure to such legal actions is adequately covered by its general liability insurance and reserves.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended January 30, 1999.

ITEM 4A. EXECUTIVE OFFICERS OF COLE NATIONAL CORPORATION

    (a) The following persons are the executive officers of Cole National Corporation who are not members of its Board of Directors, having been elected to their respective offices by the Board of Directors to serve until the election and qualification of their respective successors:

          Name                            Age                               Office
          ----                            ---             ----------------------------------------
          Leslie D. Dunn                   54             Senior Vice President -
                                                             Business Development,
                                                             General Counsel and Secretary

          George H. Bernstein, Jr.         37             Executive Vice President of Strategic
                                                             Planning and Chief Financial Officer

          Joseph Gaglioti                  53             Vice President and Treasurer

          Wayne L. Mosley                  45             Vice President and Controller

(b) The following is a brief account of the positions held during the past five years by each of the above named executive officers:

                  Ms. Dunn has been Senior Vice President - Business Development, General Counsel and Secretary since September 1997. Prior to joining Cole National Corporation, she was a partner in the law firm of Jones Day Reavis & Pogue for more than five years.

                  Mr. Bernstein has been Executive Vice President of Strategic Planning and Chief Financial Officer since March 1, 1999. Mr. Bernstein was the Senior Vice President and General Manager of Things Remembered from October 1997 to March 1999. Before joining Cole National Corporation, Mr. Bernstein was President of American Vision Centers, Inc., an optical retailer, from July 1996 to September 1997 and President of Hess Shoes, a footwear retailer, from February 1992 to June 1996.

                  Mr. Gaglioti has been Vice President since 1992 and Treasurer since 1991. Mr. Gaglioti joined Cole National Corporation in 1981.

                  Mr. Mosley has been Vice President and Controller, Assistant Secretary and Assistant Treasurer since 1992. Mr. Mosley joined Cole National Corporation in 1986.

                  Information concerning Jeffrey A. Cole and Brian B. Smith, Cole National Corporation 's executive officers who are also Directors, will be included in Cole National Corporation's Proxy Statement for the 1999 Annual Meeting of Stockholders.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Cole National Corporation's common stock is traded on the New York Stock Exchange (NYSE) under the symbol "CNJ". The following table sets forth, for the fiscal periods indicated, the high and low sales prices per share.

                                     Fiscal 1998                    Fiscal 1997
                            ----------------------------    --------------------------
                Quarter         High             Low            High            Low
                -------     -----------     ------------    ------------    -----------
                First         $      41        $ 32 3/4       $  35 1/8       $  26 1/2
                Second        $  40 3/8        $     33       $  48 1/4       $      33
                Third         $      33        $ 16 5/8       $      46       $ 40 3/16
                Fourth        $ 21 3/16        $13 3/16       $  43 1/2       $  27 3/4

         Cole National Corporation's dividend policy has been, and for the foreseeable future will continue to be, to retain earnings to support its growth strategy. No dividends were paid during the last two fiscal years.

         As of  March 23, 1999 there were 214 shareholders of record.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data set forth below reflect continuing operations only and should be read in conjunction with the consolidated financial statements and the notes thereto and other information contained elsewhere in this report (dollars in thousands, except per share amounts).

                                           1998          1997          1996           1995          1994
                                           ----          ----          ----           ----          ----
Net revenue                             $1,068,182    $1,000,198    $  628,496     $  515,892    $  464,821

Operating income (loss) (1)             $   42,346    $   62,864    $  (11,486)    $   43,651    $   38,096

Income (loss) from continuing
  operations (1) (2)                    $   14,276    $   19,933    $  (24,698)    $   13,798    $   23,331

Income (loss) from continuing
  operations per common share (1) (2)
    Basic                               $     0.96    $     1.48    $    (2.18)    $     1.32    $     2.48
    Diluted                             $     0.94    $     1.43    $    (2.18)    $     1.31    $     2.44

Weighted average number of shares
  outstanding (000's)
    Basic                                   14,802        13,481        11,333         10,415         9,395
    Diluted                                 15,176        13,981        11,333         10,565         9,571

Total assets                            $  628,024    $  651,384    $  578,456     $  296,669    $  280,298

Working capital                         $   68,695    $   73,175    $   56,404     $   61,275    $   56,628

Stockholders' equity at year end        $  145,360    $  132,015    $   19,718     $   17,133    $    3,306

Current ratio                                 1.38          1.35          1.26           1.68          1.64

Long-term obligations and redeemable
   preferred stock                      $  276,013    $  277,401    $  317,547     $  181,903    $  184,388

Number of stores at year end (3)             2,884         2,833         2,657          1,834         1,741

Comparable store sales growth                  3.1%          3.6%          7.2%           4.5%          5.4%

(1) Fiscal 1998 amounts include a $23,120 pretax charge for restructuring and other unusual items, of which $5,247 relates to inventory markdowns that are included in cost of sales; fiscal 1997 amounts include an $8,000 pretax charge for business integration related to the acquisition of American Vision Centers; and fiscal 1996 amounts include a $61,091 pretax charge for business integration and other non-recurring items primarily related to the acquisition of Pearle.

(2) Fiscal 1998 amounts also include $6,000 of income from cash received in a nontaxable settlement of claims against the former owner of Pearle.

(3)      Includes Pearle and American Vision Centers franchise locations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Fiscal years end on the Saturday closest to January 31 and are identified according to the calendar year in which they begin. For example, the fiscal year ended January 30, 1999 is referred to as "fiscal 1998." Fiscal 1998, 1997 and 1996 each consisted of 52-week periods.

         Cole National Corporation has two reportable segments: Cole Vision, which accounted for 77% of total revenue, and Things Remembered, which accounted for 23% of total revenue. Most of Cole Vision's revenue is provided by sales of prescription eyewear, accessories and services through its Cole Licensed Brands and Pearle retail locations. Cole Vision's revenue is also provided by sales of merchandise to franchisees and other outside customers, by royalties based on sales, interest income on notes receivable and initial franchise fees from franchisees and by fees from managed vision care programs. Things Remembered's revenue is provided by sales of engravable gift merchandise and personalization and other services primarily through retail stores and kiosks. See Note 12 of the Notes to Consolidated Financial Statements for further discussion of reportable segments.

         On January 13, 1998, the Company announced the closing of its Cole Gift Centers business that included 445 key duplicating, greeting card and gift departments on the premises of hosts' stores. Cole Gift Centers has been accounted for as a discontinued operation in the accompanying financial statements. Accordingly, the results of operations and loss on disposition of Cole Gift Centers have been excluded from the results of continuing operations. See Note 4 of the Notes to Consolidated Financial Statements for further discussion of discontinued operations.

         On August 5, 1997, the Company acquired all of the issued and outstanding common stock of American Vision Centers, Inc. ("AVC"). The acquisition was accounted for using the purchase method of accounting. Accordingly, AVC's results of operations, which included 80 company-owned optical stores and 75 franchised locations at January 31, 1998, have been included in the consolidated statements of operations since the date of acquisition. For the six-month period ended January 31, 1998, AVC's net revenue was approximately $25.0 million. See Notes 2 and 3 of the Notes to Consolidated Financial Statements for further discussion of this acquisition.

         On November 15, 1996, the Company acquired the North American and Caribbean operations of Pearle, Inc. and a minority interest in Pearle's European business. The acquisition of Pearle has been accounted for under the purchase method of accounting. Accordingly, Pearle's results of operations, which included 348 company-owned stores and 338 franchised locations at February 1, 1997, have been included in the consolidated statements of operations since the date of acquisition. For the eleven-week period ended February 1, 1997, Pearle generated net revenue of $58.3 million. See Notes 2 and 3 of the Notes to Consolidated Financial Statements for further discussion of this acquisition.

RESULTS OF OPERATIONS

         The following is a discussion of the results of continuing operations for the three fiscal years ended January 30, 1999. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of the Form 10-K.

FISCAL 1998 COMPARED TO FISCAL 1997

         Net revenue increased 6.8% to $1.1 billion in fiscal 1998 from $1.0 billion in fiscal 1997. The increase in revenue was primarily attributable to the inclusion in fiscal 1998 of additional Cole Vision units, including the AVC stores acquired in August 1997, and a consolidated comparable store sales increase of 3.1%. The consolidated comparable store sales increase in fiscal 1998 reflected a comparable store sales increase of 1.6% at Cole Vision and 7.4% at Things Remembered. The Cole Vision comparable store sales increase resulted from a 3.1% increase at Cole Licensed Brands partially offset by a 0.8% decrease at Pearle. The Cole Vision sales increase reflected an increase in the number of transactions due to more locations, as the average selling price was essentially flat between years. The Pearle comparable store sales were impacted by a weaker than expected reception to marketing and merchandising programs implemented in the first quarter, as well as increased competitive pressures in the optical business and what the Company perceives may be a general softening in the retail optical market. At Things Remembered, the comparable store sales growth reflected increased sales of additional personalization and new products increasing the average transaction amount, while the number of transactions in fiscal 1998 was similar to fiscal 1997. At January 30, 1999, the Company had 2,884 retail locations including 818 Things Remembered stores, 1,186 Licensed Brands locations and 880 Pearle stores, of which 409 were franchised locations, compared to 2,833 retail locations at January 31, 1998.

         Gross profit increased to $704.1 million in fiscal 1998 from $659.3 million in fiscal 1997. The gross profit increase was primarily attributable to the increased revenue at both Cole Vision and Things Remembered, partially offset by $5.2 million of inventory markdowns at Pearle in connection with restructuring its operations. Excluding the inventory markdowns, gross margins were 66.4% and 65.9% in fiscal 1998 and fiscal 1997, respectively. Gross margin at Things Remembered improved to 71.0% in fiscal 1998 from 68.7% the prior year with most of the improvement from increased personalization sales. At Cole Vision gross margins were 65.1% in both fiscal 1998 and fiscal 1997.

         Operating expenses increased 9.2% to $610.1 million in fiscal 1998 from $558.5 million in fiscal 1997. As a percentage of revenue, operating expenses were 57.1% in fiscal 1998 compared to 55.8% in fiscal 1997. The unfavorable expense leverage was attributable to a 0.6 percentage point increase in managed vision care expenses, a 0.6 percentage point increase in information systems costs including $2.4 million incurred in connection with the Company's Year 2000 Readiness Program (see Year 2000 below for additional information) and a 0.5 percentage point increase in advertising expenditures, partially offset by a 0.4 percentage point leverage gain in store occupancy costs. The increase in managed vision care expenses was primarily the result of increased administrative costs necessary to handle the growth in call and claims volume. The increase in advertising expenditures as a percentage of revenue was mainly due to inefficient advertising efforts at Cole Vision, a result of the optical market conditions mentioned above and the unexpected weakness of Pearle's first quarter marketing and merchandising programs. Store occupancy expenses increased as a result of more locations and higher percentage rents caused by increased comparable store sales but gained leverage from the strong comparable store sales increase at Things Remembered. Payroll costs also increased primarily because of more retail units open in 1998 and additional payroll to support increased sales, maintaining leverage to last year. Fiscal 1998 depreciation and amortization expense of $33.7 million was $3.8 million more than fiscal 1997 reflecting increased amortization of systems development costs and the AVC acquisition in fiscal 1997.

         Fiscal 1998 included a $23.1 million pretax charge for restructuring and other unusual items, including the inventory markdowns at Pearle, and fiscal 1997 included an $8.0 million pretax charge for non-recurring items related to the integration of AVC into the Company's operations. See Restructuring, Business Integration and Other Unusual Charges below.

         Operating income, excluding the charges for restructuring, business integration and other unusual charges from each year, decreased 7.6% to $65.5 million in fiscal 1998 from $70.9 million the prior year, as improved sales and earnings at Things Remembered and Cole Licensed Brands were more than offset by the disappointing results at Pearle.

         Net interest expense and other income for fiscal 1998 of $18.7 million decreased $9.2 million compared to fiscal 1997. The decrease was primarily attributable to the recognition of $6.0 million of other income in the third quarter of fiscal 1998 from cash received in the non-taxable settlement of certain contingencies related to several claims against and indemnifications from the former owner of Pearle, and lower interest expense following the purchase and retirement of $150.9 million of 11-1/4% Senior Notes in connection with a tender offer in September 1997, partially offset by additional interest expense on $125.0 million of 8-5/8% Senior Subordinated Notes due 2007 issued in August 1997.

         The income tax provisions for fiscal 1998 and 1997 include $7.4 million and $3.4 million, respectively, of income tax benefits related to the charges for restructuring and other unusual items. The effective tax rate on income excluding these charges and the $6.0 million settlement included in other income was 41.0% in fiscal 1998 and 43.0% in fiscal 1997. This rate reflects the significant impact of non-deductible amortization of goodwill in both years. A more complete discussion of income taxes is included in Note 10 of the Notes to Consolidated Financial Statements.


         Net income increased to $14.3 million in fiscal 1998 from a net loss of $6.2 million the prior year. The net loss in fiscal 1997 included a $14.0 million loss, net of an income tax benefit of $8.5 million, related to the operations and closing of Cole Gift Centers and a $12.2 million extraordinary loss, net of an income tax benefit of $7.5 million, recorded in the third quarter of fiscal 1997 in connection with the early extinguishment of debt. The loss on early extinguishment of debt represented the tender premium, write-off of related unamortized debt discount and other costs associated with redemption of the 11-1/4% Senior Notes.

FISCAL 1997 COMPARED TO FISCAL 1996

         Net revenue increased 59.1% to $1.0 billion in fiscal 1997 from $628.5 million in fiscal 1996. The increase in revenue was primarily attributable to the acquisitions of Pearle and AOCO Limited, which operated 73 Sears locations in Canada, in November 1996, and AVC in August 1997, which accounted for $290.7 million of the increase for the fiscal year. See Notes 2 and 3 of the Notes to Consolidated Financial Statements for further discussion of the acquisitions. Consolidated comparable store sales increased 3.6% in fiscal 1997 with a 5.9% comparable store growth at Cole Vision and a 0.5% comparable store sales decline at Things Remembered. The Cole Vision comparable store sales increase resulted from a 6.1% increase at Cole Licensed Brands and a 2.5% increase at Pearle. The increase at Cole Vision was primarily a result of successful eyewear promotions and growth in managed vision care sales. The net revenue increase was also attributable to the classification of capitation and other fees associated with its growing managed vision care business as revenue. Prior to fiscal 1997, such fees were netted with operating expenses in the financial statements. For fiscal 1997, these fees were approximately $41.8 million. The opening of additional Cole Vision and Things Remembered units also contributed to the revenue increase. At January 31, 1998, the Company had 2,833 retail locations, including 831 Things Remembered stores, 1,157 Licensed Brand locations and 845 Pearle stores, of which 401 were franchised locations, compared to 2,657 retail locations at February 1, 1997.

         Gross profit increased to $659.3 million in fiscal 1997 from $427.3 million in fiscal 1996. The gross profit increase was primarily attributable to the acquisitions and the growth of managed vision care fees now classified as revenue. Gross margins for fiscal 1997 and fiscal 1996 were 65.9% and 68.0%, respectively. The lower gross margin percentage in fiscal 1997 resulted primarily from the addition of Pearle which operates at a lower gross margin than the Company has historically experienced due to the higher costs of in-store laboratories and lower margin wholesale sales to franchised stores. This was partially offset by revenue generated by Pearle's franchise royalties and fees, interest income on Pearle's franchise notes receivable and the managed vision care fees, each of which has no corresponding cost of goods sold. As a result, gross margin at Cole Vision was 65.1% in fiscal 1997 compared to 66.9% in fiscal 1996. At Things Remembered, gross margin was 68.7% and 69.9% in fiscal 1997 and fiscal 1996, respectively. The lower gross margin at Things Remembered was primarily attributable to increased sales of clearance and promotional merchandise, partially offset by an increase in sales of additional personalization.

         Operating expenses increased 55.5% to $558.5 million in fiscal 1997 from $359.1 million in fiscal 1996. As a percentage of revenue, operating expenses decreased to 55.8% in fiscal 1997 from 57.1% in fiscal 1996. The leverage improvement was primarily a result of the addition of Pearle, which has lower operating expenses as a percentage of revenue than the rest of the Company, along with leverage gains achieved by Cole Vision's comparable store sales increase. This was offset in part by leverage losses at Things Remembered resulting from the decline in comparable store sales. Operating expenses increased primarily because of the acquisitions and the classification of capitation and other fees as revenue. The expense increase reflected higher advertising expenditures, payroll costs, and store occupancy expenses, as well as expenses related to the growth of managed vision care. Advertising expenditures at Cole Vision were increased for optical promotions and Pearle name awareness. Payroll costs increased because of more higher-volume retail units open in 1997 and additional payroll to support increased sales. Store occupancy expenses increased primarily as a result of more locations and higher percentage rents caused by increased comparable store sales. As a percentage of revenue, payroll and store occupancy costs improved by 1.2 and 2.1 percentage points, respectively, over fiscal 1996, partially offset by the leverage loss from other operating expenses which were affected by the reclassification of managed vision care fees. Fiscal 1997 depreciation and amortization expense of $30.0 million was $11.4 million more than fiscal 1996 reflecting the acquisitions and an increase in capital expenditures.

         The third and fourth quarter of fiscal 1997 included a total of $8.0 million of charges for non-recurring items related to integration of AVC into the Company's operations. In the fourth quarter of fiscal 1996, a $61.1 million pretax charge was recorded for certain unusual non-recurring items primarily related to the integration and consolidation of Pearle. See Restructuring, Business Integration and Other Unusual Charges below.

         Operating income, excluding charges for business integration and other unusual items from each year, increased 42.9% to $70.9 million in fiscal 1997 from $49.6 million the prior year, primarily the result of the acquisitions and comparable store sales growth at Cole Vision, offset in part by soft sales performance at Things Remembered.

         Net interest expense for fiscal 1997 of $27.9 million increased $7.7 million compared to fiscal 1996. The increase was primarily attributable to the additional interest expense on $150.0 million of 9-7/8% Senior Subordinated Notes due 2006 issued in connection with financing the Pearle acquisition and $125.0 million of 8-5/8% Notes. This was partially offset by a decrease in interest expense due to the purchase and subsequent retirement of $15.1 million of 11-1/4% Senior Notes in the second quarter of fiscal 1996 and the purchase and retirement of an additional $150.9 million of the 11-1/4% Senior Notes in conjunction with a tender offer in September 1997.

         The income tax provisions for fiscal 1997 and 1996 include $3.4 million and $20.0 million, respectively, of income tax benefits related to the charges for business integration and other unusual items. The effective tax rate on income excluding the charge for business integration and other unusual items was 43.0% in fiscal 1997 and 44.3% in fiscal 1996. This rate reflects the significant impact of non-deductible amortization of goodwill in both years.

         The net loss in fiscal 1997 of $6.2 million included a $14.0 million loss, net of an income tax benefit of $8.5 million, related to the operations and closing of Cole Gift Centers and a $12.2 million extraordinary loss, net of an income tax benefit of $7.5 million, recorded in the third quarter of fiscal 1997 in connection with the early extinguishment of debt. A similar charge for $0.7 million, net of an income tax benefit of $0.5 million, was recorded in the second quarter of fiscal 1996.

RESTRUCTURING, BUSINESS INTEGRATION AND OTHER UNUSUAL CHARGES

         In the fourth quarter of fiscal 1996, the Company recorded a $61.1 million pretax charge primarily related to its acquisition of Pearle, which included costs related to the integration and consolidation of Pearle into the Company's operations, as well as other unusual charges. The charge included $15.8 million for store closings, $1.8 million for other facility closings, $21.6 million related to computer systems, which included the settlement costs of terminating an outsourcing agreement, $6.1 million for the writeoff of goodwill pursuant to Statement of Financial Accounting Standards (SFAS) No. 121 and $15.8 of other unusual charges. The other charges related to employee matters, including severance and hiring costs, costs associated with developing and implementing a new franchise agreement, and compensation costs associated with accelerated vesting of a stock option grant to executives.

         In connection with the 1996 business integration charge, management developed a plan, approved by the Board of Directors, that among other things identified 29 Pearle stores that would be closed and 112 in-store labs that would be taken out of stores. This plan consisted of a store-by-store analysis of profitability, size, lease term and type of lab. In addition, the Company decided to retain Pearle's distribution and central lab facilities, but close the home office facility in Dallas, Texas. The Company's intent was to close the stores, on average, over a six month period and labs, on average, over an eighteen month period following February 1, 1997. The estimated costs of closure, primarily related to lease obligations and impairment of fixed assets, were determined based upon management's and Pearle's past experience in closing stores and represented a portion of the remaining noncancellable term of the operating leases after the expected closing dates. The estimate assumed the Company would be able to avoid certain lease penalty provisions through negotiations with landlords. This resulted in an accrual of $12.9 million being recorded pursuant to EITF No. 94-3 as part of the original charge discussed above.

         The Company, whose integration efforts were initially focused primarily on the new franchise agreement, closed one store in each of the first and second quarters of fiscal 1997. The Company then acquired AVC in August 1997, and recorded an additional $8.0 million integration charge in fiscal 1997, which included costs of closing an additional 12 stores, six in-store labs, the AVC central lab and the AVC home office, transitional costs incurred to change the brand identity to Pearle and duplicate costs incurred through fiscal year end in connection with the consolidation of the AVC home office functions.

         The expected benefits of these business integration activities included a stronger franchise network and reductions in (1) home office personnel and occupancy costs, (2) purchasing costs for materials, (3) manufacturing costs upon the completion of the removal of full in-store labs and closing of the AVC lab, and (4) operating losses upon closure of certain unprofitable stores. The consolidation of Pearle's home office and purchasing functions was substantially completed in fiscal 1997, with the exception of lab systems, which are expected to be completed in fiscal 1999. The consolidation of AVC functions, including the shutdown of its central lab, was completed by the third quarter of fiscal 1998.

         Negotiations with various landlords throughout fiscal 1997 proved more difficult than originally anticipated. Also, due to other priorities of integrating Pearle and the acquisition of AVC in mid-fiscal 1997, the original plan was not fully implemented by the end of fiscal 1997. At the end of fiscal 1997 management reaffirmed its intent to close the remaining 27 stores and convert the 112 lab locations as soon as practicable. The estimated cost of closure was revised to equal the remaining lease liability assuming, on average, stores would be closed six months after January 31, 1998.

This revised estimate did not differ materially from the previously established accrual and therefore no adjustment to the reserve was required. Had management's original plan corresponded to only the actual stores closed prior to January 31, 1998, the restructuring charges would have been reduced by $9.1 million and $1.6 million for the fiscal years ended February 1, 1997 and January 31, 1998, respectively.

         Of the facilities originally identified for closing, five stores were closed in the first quarter and one store was closed in the second quarter of fiscal 1998, and 17 full service labs were closed in the third quarter of fiscal 1998.

          In the third quarter of fiscal 1998, several consultants were retained to help assess various aspects of Cole National Corporation's optical operations. As a result, in the fourth quarter of 1998, the original restructuring plan was revised and a net pretax charge of $23.1 million was recorded, related to further restructuring of its Pearle business along with other unusual charges. The net pretax charge consisted of charges associated with the restructuring of $13.9 million, a reversal of previously established restructuring accruals of $12.3 million and other unusual charges totaling $21.5 million.

         The restructuring charge of $13.9 million relates to changes made to the Pearle operating model and structure of the home office organization. Consultants conducted market research and helped develop and implement changes to Pearle's marketing message, merchandise offerings and presentation, store locations, organizational structure and other operational opportunities. In addition, home office facilities and personnel, including Cole Managed Vision Care administration and systems were relocated and consolidated into one central facility. The results of these efforts resulted in charges for inventory writedowns related to products that will no longer be carried, severance and hiring costs primarily related to home office organizational changes, consolidation of the home office facilities, including the writeoff of fixed assets at the old facilities, consultant fees and changing the Pearle brand message through signing, production and other costs. The charge related to the inventory writedown has been reflected in cost of sales in accordance with EITF No. 96-9.

         As part of the revised plan, which was approved by the Board of Directors in March 1999, it was determined that certain stores originally identified for closure would either remain open or be closed at a much lower cost than originally estimated. The plan is to close 26 stores, of which nine were identified in the original store closing plan, over the next 12 months and remove surfacing equipment from full service labs of 226 stores over the next six to eighteen months. As a result of the revised plan, the expected cost of closure is estimated to approximate $1.0 million, requiring a reversal of $12.3 million of the previous accrual. The primary reasons for the significant reduction in the accrual were the passage of time of not closing stores earlier, many of the stores now will be closed at the end of their lease terms, and the shift in strategy in that only surfacing equipment would be removed from full-service stores as opposed to the original plan of completely removing labs. Management believes it will be able to implement its revised plan based on the current status of lease termination negotiations and the expected installation of new lab systems, along with a new central lab facility in 1999.

         For the restructuring charges recorded in 1996, 1997 and 1998, approximately $29.4 million represented non-cash charges and $34.2 million represented cash outlays through January 30, 1999, including a total of $10.6 million that had been incurred and paid during the respective periods that each charge was initially recorded. At January 30, 1999, approximately $7.1 million of restructuring reserves remained, all of which is expected to result in cash outlays over the next twelve months for lease settlement, severance and other costs incurred in fiscal 1998 but paid in fiscal 1999.

         The unusual charges in fiscal 1998 related to the writeoff of $8.8 million associated with the abandonment in the fourth quarter of previously capitalized system development costs (including $1.9 million of incurred costs that will be paid in the first half of fiscal 1999) and $2.7 million primarily related to restricted stock issued to two senior executive officers. Cole National Corporation also made an unconditional commitment in the fourth quarter of fiscal 1998 to contribute $10 million through 2009, with payments beginning in 2004, to a leading medical institution supporting the development of a premier eye care research and surgical facility.

         Refer to Note 3 of the Notes to Consolidated Financial Statements for additional information regarding the restructuring, business integration and other unusual charges.

LIQUIDITY AND CAPITAL RESOURCES

         Cole National Corporation's primary source of liquidity is funds provided from operations of its operating subsidiaries. In addition, its wholly-owned subsidiary, Cole National Group, Inc. and its operating subsidiaries have available to them working capital commitments of $75.0 million, reduced by commitments under letters of credit, under a credit facility put in place at the time of the Pearle acquisition.

         There were no working capital borrowings outstanding as of January 30, 1999, and the maximum amount outstanding at any time during fiscal 1998 was $13.6 million. There were no working capital borrowings outstanding during fiscal 1997. The credit facility contains covenants restricting the ability of its operating subsidiaries to, among other things, pay dividends or make other restricted payments to Cole National Corporation or Cole National Group. The credit facility permits Cole National Group's subsidiaries to pay dividends to the extent necessary to permit payment of all interest and principal on the 9-7/8% Notes and the 8-5/8% Notes when due.

         During the second quarter of fiscal 1997, Cole National Corporation completed a public offering of 2,587,500 shares of its common stock at an offering price of $47.00 per share. The net proceeds of approximately $116.0 million were used for general corporate purposes including reducing outstanding indebtedness and financing acquisitions, including the purchase of AVC.

         In August 1997, Cole National Group issued $125.0 million of 8-5/8% Notes. The net proceeds of the issuance were $121.8 million. Cole National Group also commenced a tender offer which expired on September 12, 1997, to purchase up to all of its $165.8 million outstanding 11-1/4% Senior Notes at $1,105.61 per $1,000 principal amount, plus accrued interest thereon, using the net proceeds of the 8-5/8% Notes issuance and cash on hand. A total of $151.3 million of 11-1/4% Senior Notes was tendered, with the remaining amount redeemed in October 1998.

         In November 1998, the Board of Directors authorized the repurchase from time to time of up to 1 million shares of common stock, or approximately 6.7% of Cole National Corporation's outstanding shares, through open market or block transactions. It is expected that the purchase price will be from internally generated funds and that the shares purchased will be used, in part, to offset dilution from stock options and in connection with other benefit plans. During fiscal 1998, 259,500 shares of common stock were repurchased for an aggregate purchase price of $5.5 million. As of January 30, 1999, Cole National Corporation had purchased a total of 279,500 shares of common stock, and has authority to purchase up to 720,500 shares of common stock in the open market and block purchases.

         At year end, $150.0 million of 9-7/8% Notes and $125.0 million of 8-5/8% Notes were outstanding. The 9-7/8% Notes and the 8-5/8% Notes are unsecured and mature December 31, 2006 and August 15, 2007, respectively, with no earlier scheduled redemption or sinking fund payment. Interest on the 9-7/8% Notes is payable semi-annually on each June 30 and December 31, while the interest on the 8-5/8% Notes is payable semi-annually on each February 15 and August 15. The indentures pursuant to which the 9-7/8% Notes and the 8-5/8% Notes were issued contain certain optional and mandatory redemption features and other financial covenants, including restrictions on the ability of Cole National Group to pay dividends or make other restricted payments to Cole National Corporation. The indentures permit dividend payments equal to one-half of Cole National Group's consolidated net income, provided that no default or event of default has occurred under the indentures and that Cole National Group has met a specified fixed charge coverage ratio test. The indentures also permit payments to Cole National Corporation for certain tax obligations and for administrative expenses not to exceed .25% of net sales. See Note 6 of the Notes to Consolidated Financial Statements.

         No significant principal payment obligations are due under its outstanding indebtedness until the 9-7/8% Notes mature in 2006. The ability of Cole National Corporation and its subsidiaries to satisfy these obligations will be primarily dependent upon future financial and operating performance of the subsidiaries and upon its ability to renew or refinance borrowings or to raise additional equity capital.

         Cash balances at year end were $51.1 million compared to $68.1 million at January 31, 1998. Operations generated net cash of $62.4 million in fiscal 1998, $8.0 million in fiscal 1997 and $82.8 million in fiscal 1996. The primary sources of the $54.4 million improvement in cash provided from operations in fiscal 1998 compared to fiscal 1997 were from net income tax refunds received in fiscal 1998 of $7.1 million compared to income taxes paid in fiscal 1997 of $19.9 million, $20.6 million from a decrease in accounts and notes receivable, prepaid expenses and other assets versus an increase last year and $6.8 million from a smaller increase in inventories in fiscal 1998, partially offset by a $5.5 million larger decrease in accounts payable and accrued liabilities. The $74.8 million decrease in cash provided by operations in fiscal 1997 compared to fiscal 1996 was primarily attributable to a decrease in accounts payable and accrued liabilities of $11.8 million due in part to the payment of non-recurring charges, an increase in inventories of $11.2 million versus $3.9 million in fiscal 1996, and a decrease in accrued and deferred income taxes of $25.8 million versus an increase of $16.3 million in fiscal 1996. These cash flow decreases were partly offset by a $15.9 million decrease in the net assets of discontinued operations, increased income from operations of $13.5 million, excluding the charge for integration and other non-recurring items, and increased depreciation and amortization expense of $11.4 million.

         Net capital additions were $37.6 million, $32.6 million and $25.1 million in fiscal 1998, 1997 and 1996, respectively. The majority of the capital additions was for store fixtures, equipment and leasehold improvements for new stores and the remodeling of existing stores. Capital expenditures for fiscal 1998 include the purchase and furnishing of Cole Vision's headquarters office building for $15.3 million. In fiscal 1997 construction of a new warehouse and distribution facility for Things Remembered was completed at a cost of approximately $9.3 million (of which $6.6 million is included in capital expenditures in fiscal 1997). In fiscal 1998, proceeds of $8.8 million were received from the sale and leaseback of this facility and a portion of the land. In addition, the Company used $7.2 million for additional net investment in Pearle Europe in connection with Pearle Europe's acquisition in 1998 of the second largest optical retailer in Germany and the largest optical retailer in Austria. The Company also used $7.2 million for several acquisitions of local optical chains in fiscal 1998, $27.8 million for the purchase of AVC and $2.8 million for additional investment in Pearle Europe in fiscal 1997, and $157.4 million for the purchases of Pearle and AOCO Limited and $6.1 million for the investment in Pearle Europe in fiscal 1996. In addition, Cole National Corporation paid approximately $16.8 million and $17.9 million for systems development costs in 1998 and 1997, respectively. Such costs have been capitalized and are being amortized over their estimated useful lives.

         For fiscal 1999, management plans to expand the number of stores, as well as remodel and relocate stores, and currently estimates that capital expenditures in fiscal 1999 will be approximately $30.0 million, excluding acquisitions and systems development costs. Management estimates that it will incur approximately $13.0 million in systems development costs in 1999 that will be capitalized and subsequently amortized.

         Cole National Corporation believes that funds provided from operations along with funds available under the credit facility will provide adequate sources of liquidity to allow its operating subsidiaries to continue to expand the number of stores and to fund capital expenditures and systems development costs.

YEAR 2000

         Cole National Corporation has been working with a consultant to assess and resolve the potential impact of the Year 2000 on the ability of its computerized information systems to accurately process information that may be date-sensitive (the "Year 2000 Readiness Program"). Any of the programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures.

         During fiscal 1998, Cole National Corporation completed the assessment of its internal critical and non-critical hardware and software. Included in the assessment was the identification of all critical and non-critical computer programs and hardware, including non-information technology systems such as HVAC, telephone and others containing embedded microcontrollers, and an evaluation of their Year 2000 readiness. Cole National Corporation utilizes over 500 separate computer information systems across its operations, many of which were recently installed and are Year 2000 ready. In addition, modifications to many other critical programs has been completed and testing of these programs is in process. Management currently believes that all critical programs and hardware will be Year 2000 ready, including testing, by the end of the third quarter of fiscal 1999.

         Concurrent with this internal assessment, Cole National Corporation identified and contacted critical vendors, host stores and managed health care partners with whom it does business regarding their Year 2000 readiness. Although not all responses from third parties have been received, management is not currently aware of any critical third party whose Year 2000 issues are likely to have a material effect on the Company.

         Cole National Corporation has not yet developed contingency plans and such plans will depend primarily on the responses from critical third parties in the event that it or critical third parties should fail to become Year 2000 ready. Cole National Corporation expects any necessary contingency plans to be completed by the end of the third quarter of fiscal 1999.

         Notwithstanding that Cole National Corporation is proceeding diligently with the implementation of its own Year 2000 Readiness Program, including ascertaining Year 2000 readiness of critical third parties, the inability of it or critical third parties to effectuate timely and cost effective solutions to Year 2000 issues could have a material adverse effect on the Company.

         Management estimates the total cost of the Year 2000 Readiness Program will be approximately $3.5 million, including approximately $0.3 million of new hardware and software that will be capitalized. The remaining $3.2 million will be expensed as incurred (approximately $2.4 million in fiscal 1998 and $0.8 million in fiscal 1999). These costs include only external costs as internal costs, which consist primarily of payroll-related costs of employees, are not tracked separately for the Year 2000 Readiness Program. The estimate of external costs does not include costs associated with addressing and resolving issues as a result of the failure of third parties to become Year 2000 ready.

NEW ACCOUNTING PRONOUNCEMENTS

         In fiscal 1998, SFAS No. 130 "Reporting Comprehensive Income," SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," and SFAS No. 132 "Employees Disclosures about Pensions and Other Postretirement Benefits" were adopted. Adoption of these standards did not have a material impact on the results of operations, financial position or cash flows.

RECENT DEVELOPMENTS AND FORWARD-LOOKING INFORMATION

         The Company expects results in the first quarter of fiscal 1999 to be below last year from continuing softening of sales at Cole Vision.

         Certain sections of this Form 10-K Report, including this Management's Discussion and Analysis, contain forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Actual results may differ materially from those forecast due to a variety of factors that can affect operating results, liquidity and financial condition, such as risks associated with the timing and achievement of the restructuring of the optical business, the timing and achievement of improvements in the operations of the optical business, the integration of acquired operations, the ability of Cole National Corporation and its suppliers, host stores, and managed care organization partners to achieve Year 2000 readiness, the ability to select and stock merchandise attractive to customers, the implementation of its store acquisition program, economic and weather factors affecting consumer spending, operating factors affecting customer satisfaction, including manufacturing quality of optical and engraved goods, the relationships with host stores and franchisees, the mix of goods sold, pricing and other competitive factors, and the seasonality of the business. Forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting Cole National Corporation. All forward-looking statements involve risk and uncertainty.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Cole National Corporation is exposed to market risk from changes in foreign currency exchange rates, which could impact its results of operations and financial condition. Foreign exchange risk arises from the Company's exposure in fluctuations in foreign currency exchange rates because Cole National Corporation's reporting currency is the United States dollar. Management seeks to minimize the exposure to foreign currency fluctuations through natural internal offsets to the fullest extent possible.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information required by this item appears on pages F-1 through F-29 of this Form 10-K and is incorporated herein by reference. Other financial statements and schedules are filed herewith as "Financial Statement Schedules" pursuant to Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item as to Directors will be included in Cole National Corporation's Proxy Statement under the caption "Election of Directors" and is incorporated herein by reference. The information required by this item as to executive officers who are not Directors is included in Item 4A in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item will be included in Cole National Corporation's Proxy Statement under the caption "Compensation of Executive Officers" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item will be included in Cole National Corporation's Proxy Statement under the caption "Security Ownership of Management and Certain Beneficial Owners" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item will be included in Cole National Corporation's Proxy Statement under the caption "Compensation Committee Interlocks, Insider Participation and Certain Transactions" and is incorporated herein by reference.


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

(b)             REPORTS ON FORM 8-K

                Report on Form 8-K dated January 12, 1999.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          COLE NATIONAL CORPORATION

April 30, 1999                            By:  /s/ Wayne L. Mosley
                                             -----------------------------------
                                                     Wayne L. Mosley
                                             Vice President and Controller

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

         *                               Chairman and Chief                         April 30, 1999
---------------------------------        Executive Officer and
     Jeffrey A. Cole                     Director (Principal Executive Officer)


         *                               President and Director                     April 30, 1999
---------------------------------
    Brian B. Smith

         *                               Executive Vice President of Strategic      April 30, 1999
---------------------------------        Planning and Chief Financial Officer
  George H. Bernstein, Jr.               (Principal Financial Officer)



    /s/ Wayne L. Mosley                  Vice President and Controller              April 30, 1999
---------------------------------        (Principal Accounting Officer)
   Wayne L. Mosley

             *                           Director                                   April 30, 1999
---------------------------------
  Timothy F. Finley

             *                           Director                                   April 30, 1999
---------------------------------
    Irwin N. Gold

             *                           Director                                   April 30, 1999
---------------------------------
  Peter V. Handal

             *                           Director                                   April 30, 1999
---------------------------------
 Charles A. Ratner

             *                           Director                                   April 30, 1999
---------------------------------
  Walter J. Salmon


* The undersigned, by signing his name hereto, does sign and execute this report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors of Cole National Corporation and which are being filed herewith with the Securities and Exchange Commission on behalf of such officers and directors.



  /s/ Wayne L. Mosley
-------------------------------------
  Wayne L. Mosley, Attorney-in-Fact

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES



                                                                           Page
                                                                           ----

Report of Independent Public Accountants                                   F - 2

Consolidated Balance Sheets as of January 30, 1999 and January 31, 1998    F - 3

Consolidated Statements of Operations for the 52 weeks ended
 January 30, 1999, January 31, 1998, and  February 1, 1997                 F - 4

Consolidated Statements of Cash Flows for the 52 weeks ended
 January 30, 1999, January 31, 1998, and  February 1, 1997                 F - 5

Consolidated Statements of Stockholders' Equity and Comprehensive
 Income for the 52 weeks ended January 30, 1999, January 31, 1998, and
 February 1, 1997                                                          F - 6

Notes to Consolidated Financial Statements                                 F - 7



FINANCIAL STATEMENT SCHEDULES:

Report of Independent Public Accountants on the Financial Statement
 Schedules                                                                 F - 25

Schedule I - Condensed Financial Information of Registrant                 F - 26

Schedule II - Valuation and Qualifying Accounts                            F - 29


All financial statement schedules not included have been omitted because they are not applicable or because the required information is otherwise furnished.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------



TO THE BOARD OF DIRECTORS OF COLE NATIONAL CORPORATION:

         We have audited the accompanying consolidated balance sheets of Cole National Corporation (a Delaware corporation) and subsidiaries as of January 30, 1999 and January 31, 1998, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended January 30, 1999. These financial statements are the responsibility of Cole National Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cole National Corporation and subsidiaries as of January 30, 1999 and January 31, 1998 and the results of their operations and their cash flows for each of the three years in the period ended January 30, 1999 in conformity with generally accepted accounting principles.





ARTHUR ANDERSEN LLP


Cleveland, Ohio,
March 17, 1999.

                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                   ------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                             (Dollars in thousands)
                             ----------------------

                                                                                        January 30,           January 31,
                                                                                          1999                  1998
                                                                                       ----------            ------------
Assets
-------
Current assets:
   Cash and temporary cash investments                                                 $   51,057            $   68,053
   Accounts receivable, less allowance for doubtful accounts
       of $7,189 in 1998 and $7,132 in 1997                                                45,561                52,030
   Current portion of notes receivable                                                      2,707                 4,177
   Refundable income taxes                                                                  9,556                 9,520
   Inventories                                                                            119,881               119,970
   Prepaid expenses and other                                                               8,582                 9,195
   Deferred income tax benefits                                                            14,048                21,534
                                                                                       ----------            ----------
      Total current assets                                                                251,392               284,479

Property and equipment, at cost                                                           261,605               242,966
   Less - accumulated depreciation and amortization                                      (135,731)             (115,162)
                                                                                       -----------           ----------
      Total property and equipment, net                                                   125,874               127,804

Other assets:
   Notes receivable, excluding current portion                                             32,039                25,783
   Deferred income taxes and other                                                         59,021                54,241
   Intangible assets, net                                                                 159,698               159,077
                                                                                       ----------            ----------
      Total assets                                                                     $  628,024            $  651,384
                                                                                       ==========            ==========

Liabilities and Stockholders' Equity
-------------------------------------
Current liabilities:
   Current portion of long-term debt                                                   $    1,497            $   16,027
   Accounts payable                                                                        73,065                75,271
   Accrued interest                                                                         6,216                 6,615
   Accrued liabilities                                                                    101,791               112,434
   Accrued income taxes                                                                       128                   957
                                                                                       ----------            ----------
      Total current liabilities                                                           182,697               211,304

Long-term debt, net of discount and current portion                                       276,013               277,401

Other long-term liabilities                                                                23,954                30,664

Stockholders' equity:
   Preferred stock                                                                              -                     -
   Common stock                                                                                15                    15
   Paid-in capital                                                                        257,981               251,405
   Accumulated deficit                                                                   (101,843)             (116,119)
   Accumulated other comprehensive loss                                                    (1,205)               (1,749)
   Treasury stock at cost                                                                  (6,084)                 (611)
   Unamoritized restricted stock awards                                                    (2,598)                    -
   Notes receivable-stock option exercise                                                    (906)                 (926)
                                                                                       ----------            ----------
      Total stockholders' equity                                                          145,360               132,015
                                                                                       ----------            ----------
      Total liabilities and stockholders' equity                                       $  628,024            $  651,384
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

                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                   ------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                (Dollars in thousands, except per share amounts)
                ------------------------------------------------

                                                                                 52 Weeks Ended
                                                               -------------------------------------------
                                                                 January 30,       January 31,   February 1,
                                                                    1999             1998          1997
                                                               --------------    -------------   --------

Net revenue                                                     $ 1,068,182     $ 1,000,198     $   628,496

Costs and expenses:
   Cost of goods sold                                               364,090         340,849         201,229
   Operating expenses                                               610,131         558,531         359,085
   Depreciation and amortization                                     33,742          29,954          18,577
   Restructuring and other unusual charges                           17,873           8,000          61,091
                                                                -----------     -----------     -----------
     Total costs and expenses                                     1,025,836         937,334         639,982
                                                                -----------     -----------     -----------

Operating income (loss)                                              42,346          62,864         (11,486)

Interest and other (income) expense:
   Interest expense                                                  27,565          30,365          21,855
   Interest and other income                                         (8,841)         (2,472)         (1,704)
                                                                -----------     -----------     -----------
     Total other (income) expense                                    18,724          27,893          20,151
                                                                -----------     -----------     -----------

Income (loss) from continuing operations before income taxes         23,622          34,971         (31,637)

Income tax provision (benefit)                                        9,346          15,038
                                                                -----------     -----------     -----------
                                                                                                     (6,939)

Income (loss) from continuing operations                             14,276          19,933         (24,698)
                                                                -----------     -----------     -----------

Discontinued operations:
   Operating loss, net of income tax provision (benefit) of
    $(39) and $180, respectively                                         --             (67)         (2,935)

   Loss on disposal, net of income tax benefit of $8,500                 --         (13,900)             --
                                                                -----------     -----------     -----------

   Loss from discontinued operations                                     --         (13,967)         (2,935)
                                                                -----------     -----------     -----------

Income (loss) before extraordinary item                              14,276           5,966         (27,633)

Extraordinary loss on early extinguishment of debt,
  net of income tax benefit of $7,467 and $494,
   respectively                                                          --         (12,183)           (682)
                                                                -----------     -----------     -----------
Net income (loss)                                               $    14,276     $    (6,217)    $   (28,315)
                                                                ===========     ===========     ===========

Earnings (loss) per common share:
   Basic -
     Income (loss) from continuing operations                   $       .96     $      1.48     $     (2.18)
     Loss from discontinued operations                                   --           (1.04)           (.26)
     Extraordinary loss                                                  --            (.90)           (.06)
                                                                -----------     -----------     -----------
     Net income (loss)                                          $       .96     $      (.46)    $     (2.50)
                                                                ===========     ===========     ===========

   Diluted -
     Income (loss) from continuing operations                   $       .94     $      1.43     $     (2.18)
     Loss from discontinued operations                                   --           (1.00)           (.26)
     Extraordinary loss                                                  --            (.87)           (.06)
                                                                -----------     -----------     -----------
     Net income (loss)                                          $       .94     $      (.44)    $     (2.50)
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

                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                       52 Weeks Ended
                                                                            -----------------------------------------
                                                                             January 30,   January 31,    February 1,
                                                                                 1999        1998           1997
                                                                            ------------- ------------   ------------
Cash flows from operating activities:
   Net income (loss)                                                         $  14,276     $  (6,217)    $ (28,315)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Extraordinary loss on early extinguishment of debt                           --        12,183           682
       Restructuring and other unusual charges                                  11,886           546        19,983
       Depreciation and amortization                                            33,742        29,954        18,577
       Non-cash interest, net                                                     (555)          142           440
       Deferred income tax provision (benefit)                                  13,001        12,823       (16,194)
       Change in assets and liabilities net of effects from acquisitions:
         Decrease (increase) in accounts and notes receivable, prepaid
         expenses and other assets                                              11,131        (9,513)       (4,374)
         Increase in inventories                                                (4,404)      (11,222)       (3,935)
         Decrease in net assets of discontinued operations                          --        19,926         4,002
         Increase (decrease) in accounts payable, accrued
            liabilities and other liabilities                                  (17,324)      (11,812)       73,107
         Increase (decrease) in accrued interest                                  (399)       (3,015)        2,580
         Increase (decrease) in accrued, refundable and
            deferred income taxes                                                1,038       (25,826)       16,256
                                                                             ---------     ---------     ---------
              Net cash provided by operating activities                         62,392         7,969        82,809
                                                                             ---------     ---------     ---------

Cash flows from investing activities:
   Purchases of property and equipment, net                                    (37,591)      (32,645)      (25,148)
   Proceeds from sale/leaseback, net                                             8,835            --            --
   Acquisitions of businesses, net of cash acquired                             (7,231)      (27,926)     (157,426)
   Investment in Pearle Europe                                                 (10,296)       (2,819)       (6,102)
   Repayment of loan by Pearle Europe                                            3,144            --            --
   Systems development costs                                                   (16,802)      (17,922)       (2,933)
   Other, net                                                                      277          (696)          111
                                                                             ---------     ---------     ---------
              Net cash used by investing activities                            (59,664)      (82,008)     (191,498)
                                                                             ---------     ---------     ---------

Cash flows from financing activities:
   Repayment of long-term debt                                                 (16,040)     (170,705)      (17,105)
   Payment of deferred financing fees                                               --        (3,191)       (6,066)
   Common stock repurchased                                                     (5,473)         (611)           --
   Net proceeds from public stock offering                                          --       115,878        26,202
   Net proceeds from long-term debt                                                 --       125,000       148,875
   Net proceeds from exercise of stock options and warrants                      1,998         2,903           546
   Other                                                                          (209)         (323)          118
                                                                             ---------     ---------     ---------
              Net cash provided (used) by financing activities                 (19,724)       68,951       152,570
                                                                             ---------     ---------     ---------

Cash and temporary cash investments:
   Net increase (decrease) during the period                                   (16,996)       (5,088)       43,881
   Balance, beginning of the period                                             68,053        73,141        29,260
                                                                             ---------     ---------     ---------
   Balance, end of the period                                                $  51,057     $  68,053     $  73,141
                                                                             =========     =========     =========


  The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

           COLE NATIONAL CORPORATION AND SUBSIDIARIES
           ------------------------------------------


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
------------------------------------------------------------------------
                     (Dollars in thousands)
                     ---------------------

                                                 January 30,   January 31,    February 1,
                                                    1999         1998           1997
                                                  ---------     ---------     ---------
Common Stock:
     Balance at beginning of period               $      15     $      12     $      10
     Net proceeds from sale of common stock            --               3             1
     Exercise of stock options                         --            --               1
                                                  ---------     ---------     ---------
     Balance at end of period                            15            15            12
                                                  ---------     ---------     ---------

Paid In Capital:
     Balance at beginning of period                 251,405       131,238        99,827
     Net proceeds from sale of common stock            --         115,875        26,201
     Stock options granted                             --            --           4,153
     Stock compensation                                 357           635          --
     Exercise of stock options and warrants           3,577         3,657         1,057
     Issuance of restricted stock                     2,642          --            --
                                                  ---------     ---------     ---------
     Balance at end of period                       257,981       251,405       131,238
                                                  ---------     ---------     ---------

Accumulated Deficit:
     Balance at beginning of period                (116,119)     (109,902)      (81,587)
     Net income (loss)                               14,276        (6,217)      (28,315)
                                                  ---------     ---------     ---------
     Balance at end of period                      (101,843)     (116,119)     (109,902)
                                                  ---------     ---------     ---------

Accumulated Other Comprehensive Income (Loss):
     Balance at beginning of period                  (1,749)         (606)         --
     Other comprehensive income (loss)                  544        (1,143)         (606)
                                                  ---------     ---------     ---------
     Balance at end of period                        (1,205)       (1,749)         (606)
                                                  ---------     ---------     ---------

Treasury Stock:
     Balance at beginning of period                    (611)         --            --
     Common stock repurchased                        (5,473)         (611)         --
                                                  ---------     ---------     ---------
     Balance at end of period                        (6,084)         (611)         --
                                                  ---------     ---------     ---------

Unamoritized Restricted Stock Awards:
     Balance at beginning of period                    --            --            --
     Issuance of restricted stock                    (2,642)         --            --
     Amortization of restricted stock awards             44          --            --
                                                  ---------     ---------     ---------
     Balance at end of period                        (2,598)         --            --
                                                  ---------     ---------     ---------

Notes Receivable -- Stock Option Exercise:
     Balance at beginning of period                    (926)       (1,024)       (1,117)
     Exercise of stock options                         --            --             (49)
     Repayment of notes receivable                       20            98           142
                                                  ---------     ---------     ---------
     Balance at end of period                          (906)         (926)       (1,024)
                                                  ---------     ---------     ---------
Total Stockholders' Equity                        $ 145,360     $ 132,015     $  19,718
                                                  =========     =========     =========

Comprehensive Income:
     Net income (loss)                            $  14,276     $  (6,217)    $ (28,315)
     Cumulative translation adjustment                  544        (1,143)         (606)
                                                  ---------     ---------     ---------
     Total comprehensive income                   $  14,820     $  (7,360)    $ (28,921)
                                                  =========     =========     =========


The accompany notes to consolidated financial statements are an integral part of the consolidated statements.

                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION -

                The consolidated financial statements include the accounts of Cole National Corporation and its wholly owned subsidiaries, including Cole National Group, Inc. and its wholly owned subsidiaries (collectively, the Company). Cole National Group's subsidiaries include Pearle, Inc. which was acquired on November 15, 1996 (see Note 2). All significant intercompany transactions have been eliminated in consolidation.

                Fiscal years end on the Saturday closest to January 31 and are identified according to the calendar year in which they begin. Fiscal years 1998, 1997 and 1996 each consisted of 52-week periods.

         NATURE OF OPERATIONS -

                Cole National Corporation is a specialty service retailer, operating in both host and non-host environments, whose primary lines of business are eyewear products and services and personalized gifts. Cole National Corporation sells its products through 2,475 company-owned retail locations and 409 franchised locations in 50 states, Canada, and the Caribbean, and differentiates itself from other specialty retailers by providing value-added services at the point of sale at all of its retail locations. Cole National Corporation has two reportable segments: Cole Vision and Things Remembered (see Note 12).

         INVENTORIES -

                Inventories are valued at the lower of first-in, first-out
         (FIFO) cost or market.

         Property and Depreciation -

                The policy is to provide depreciation using the straight-line method over a period which is sufficient to amortize the cost of the asset over its useful life or lease term.

                The estimated useful lives for depreciation purposes are:

                        Buildings and improvements          5 to 40 years
                        Equipment                           3 to 10 years
                        Furniture and fixtures              2 to 10 years
                        Leasehold improvements              2 to 20 years


                Property and equipment, at cost, consist of the following at January 30, 1999 and January 31, 1998 (000's omitted):

                                                                      1999            1998
                                                                    --------        ------
                       Land and buildings                         $   23,463       $   22,782
                       Furniture, fixtures and equipment             157,302          149,795
                       Leasehold improvements                         80,840           70,389
                                                                  ----------       ----------
                          Total property and equipment            $  261,605       $  242,966
                                                                  ==========       ==========

         STORE OPENING EXPENSES -

                Store opening expenses are charged to operations in the year the store is opened, which is generally the year the expense is incurred.

         INVESTMENT IN PEARLE EUROPE B.V. -

                Included in other assets is Cole National Corporation's minority investment in Pearle Europe B.V., which is in the retail optical business in Europe. The largest investor in Pearle Europe owns a 73% interest, Cole National Corporation owns a 24% interest, and Pearle Europe's management owns the remaining 3% interest.

                 Cole National Corporation's common equity investment of $3.3 million at January 30, 1999 is accounted for using the equity method. Included in interest and other income is Cole National Corporation's equity share of Pearle Europe's earnings (loss), which totaled $0.9 million, $0.3 million and ($0.1) million in fiscal 1998, 1997, and 1996, respectively.

                Included in notes receivable is $13.5 million and $6.2 million of net shareholder loans receivable from Pearle Europe and its subsidiaries at January 30, 1999 and January 31, 1998, respectively. The shareholder loans provide for interest at rates ranging from 8% to 12.7%. Cole National Corporation reported interest income of $1.5 million on the notes in fiscal 1998 as compared to $0.5 million and $0.1 million in 1997 and 1996, respectively. During fiscal 1998, Cole National Corporation received interest payments against the balances accrued over the period from fiscal 1996 through fiscal 1998 totaling $0.9 million.

                In February 1998, Cole National Corporation repaid a $3.1 million note payable to a subsidiary of Pearle Europe and invested an additional $7.2 million in the form of 8% shareholder loans to Pearle Europe in connection with Pearle Europe's acquisition of optical operations in Germany and Austria. After these acquisitions, Pearle Europe's annualized sales are estimated to be in excess of $300.0 million. In June 1998, Pearle Europe repaid to Cole National Corporation a shareholder loan, including interest thereon, in the amount of $3.7 million.

         NOTES RECEIVABLE -

                In addition to the notes receivable from Pearle Europe are notes receivable from Pearle's franchisees throughout the U.S. The franchise notes are collateralized by inventory, equipment, and leasehold improvements at each location, generally bear interest at the prime rate plus 3%, and require monthly payments of principal and interest over periods of up to ten years.

         INTANGIBLE ASSETS -

                Intangible assets, net, consist of the following at January 30, 1999 and January 31, 1998 (000's omitted):

                                            1999             1998
                                           ------           -----

                       Tradenames        $  46,725       $   47,962
                       Goodwill            112,973          111,115
                                         ---------       ----------
                                         $ 159,698       $  159,077
                                         =========       ==========


                Tradenames acquired in connection with the Pearle acquisition are being amortized on a straight-line basis over 40 years and are presented net of accumulated amortization of $2,735,000 and $1,498,500 at January 30, 1999 and January 31, 1998, respectively.

                Goodwill generally is being amortized on a straight-line basis over 40 years and is presented net of accumulated amortization of $37,880,000 and $34,008,000 at January 30, 1999 and January 31, 1998,
         respectively. Management regularly evaluates its accounting for goodwill considering primarily such factors as historical profitability, current operating profits and cash flows. Cole National Corporation believes that, at January 30, 1999, the asset is realizable and the amortization period is still appropriate.

         OTHER ASSETS -

                Financing costs incurred in connection with obtaining long-term debt are capitalized in other assets and amortized over the life of the related debt using the effective interest method.

                In March 1998 the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides that direct costs to develop or obtain internal use software, including internal costs, should be capitalized and amortized over the estimated useful life of the software.

                Such costs incurred have been capitalized and are included in other assets. These costs are being amortized on a straight-line basis over periods ranging from two to seven years, beginning when the software is placed in service. At January 30, 1999 and January 31, 1998, these costs, net of accumulated amortization, were $34,267,000 and $23,963,000, respectively.

         VALUATION OF LONG-LIVED ASSETS -

                Long-lived assets, such as property, plant and equipment, goodwill and other intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset.

         OTHER LONG-TERM LIABILITIES -

                Other long-term liabilities consist primarily of certain employee benefit obligations, deferred lease credits and other lease-related obligations and other obligations not expected to be paid within 12 months. Deferred lease credits are amortized on a straight-line basis over the life of the applicable lease.

         CAPITAL STOCK -

                At January 30, 1999 and January 31, 1998, there were 14,835,746 and 14,727,325, respectively, shares of common stock, par value $.001 per share, outstanding. At January 30, 1999, there were 40,000,000 and 5,000,000 authorized shares of common stock and undesignated preferred stock, respectively.

         FOREIGN CURRENCY TRANSLATION -

                The assets and liabilities of Cole National Corporation's foreign subsidiaries and its investment in Pearle Europe are translated to United States dollars at the rates of exchange on the balance sheet date. Income and expense items are translated at average monthly rates of exchange. Translation adjustments are presented as a component of accumulated other comprehensive income within stockholders' equity.

         REVENUES -

                Revenues include sales of goods and services to retail customers at company-operated stores, sales of merchandise inventory to franchisees and other outside customers, other revenues from franchisees such as royalties based on sales, interest income on notes receivable and initial franchise fees, and capitation and other fees associated with its growing managed vision care business.

                Franchise revenues based on sales by franchisees are accrued as earned. Initial franchise fees are recorded as income when all material services or conditions relating to the sale of the franchises have been substantially performed or satisfied by Cole National Corporation and when the related store begins operations.

ADVERTISING -

         Advertising production costs and other advertising costs are expensed as incurred, a portion of which are reimbursed by franchisees based on a percentage of their sales. Advertising expense is summarized as follows (000's omitted):

                                                1998           1997           1996
                                              --------       --------       ------
        Gross advertising expense            $  82,492     $  74,553       $  37,427
        Less:  Franchisee contribution         (20,244)      (19,656)         (4,230)
                                             ---------     ---------       ---------
        Net advertising expense              $  62,248     $  54,897       $  33,197
                                             =========     =========       =========

EARNINGS PER SHARE -

         Statement of Financial Accounting Standards (SFAS) No. 128 requires that earnings per share be presented as two calculations: basic and diluted. Basic earnings per share for 1998, 1997 and 1996 have been based on 14,802,023; 13,480,792 and 11,333,453, respectively, weighted average number of common shares outstanding. Stock options and warrants that are outstanding are considered to be potentially dilutive common stock. Diluted earnings per share for 1998, 1997 and 1996 have been based on 15,176,469; 13,980,727 and
11,333,453, respectively, weighted average number of common shares outstanding after consideration of the dilutive effect, if any, for these common share equivalents.

CASH FLOWS -

         For purposes of reporting cash flows, all temporary cash investments which have original maturities of three months or less, are considered to be cash equivalents. The carrying amounts of cash and cash equivalents approximate fair value due to the short maturity of those instruments.

         Net cash flows from operating activities reflect cash payments for income taxes and interest as follows (000's omitted):

                                         1998             1997           1996
                                       --------         --------       ------
           Income taxes                $   1,644       $  19,889        $  5,300
           Interest                    $  26,112       $  33,682        $ 20,834


         Fiscal 1997 cash paid for income taxes includes $15.0 million of taxes due on the sale of Pearle Holdings B.V. that were reimbursed to Cole National Corporation by the seller in connection with the Pearle acquisition in fiscal 1996 and paid by Cole National Corporation in fiscal 1997.

         During 1998, 1997 and 1996, non-cash financing activities included incurring $77,000, $799,000 and $2,504,000, respectively, in capital lease obligations.

USE OF ESTIMATES -

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

RECLASSIFICATIONS -

         Certain prior year amounts have been reclassified to conform with the 1998 presentation.

(2)      ACQUISITIONS OF BUSINESSES

                On November 15, 1996, Cole National Corporation purchased, for an aggregate purchase price of $219.7 million, including the costs of acquisition, certain assets and all of the issued and outstanding common stock of Pearle. Pearle consisted of 346 company-operated optical stores and 340 franchised locations in the United States, Canada and the Caribbean and 193 locations in the Netherlands and Belgium. Immediately following the acquisition, Cole National Corporation sold Pearle Holdings B.V., Pearle's European operations, to Pearle Trust B.V. for approximately $62 million. No gain or loss was recorded on this transaction. As more fully described in Note 1, Cole National Corporation has retained an ownership interest in Pearle Europe, the parent company of Pearle Trust B.V.

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

                On a pro forma basis, if the Pearle acquisition had taken place at the beginning of fiscal 1996, the unaudited consolidated net revenues would have been $878.3 million for fiscal 1996. After giving effect to certain pro forma adjustments, including adjustments to reflect the amortization of tradenames and goodwill, the elimination of transactions between Pearle and its former parent, the elimination of Pearle's provision for impairment of intangible assets and related costs which resulted from the acquisition, increased interest expense and reduced interest income associated with acquisition funding and the estimated related income tax effects, pro forma net loss in fiscal 1996 would have improved by $1.7 million or $0.15 per share from the amounts reported. The unaudited pro forma results have been prepared for informational purposes only and should not be considered indicative of the actual results of operations which would have occurred had the acquisition been in effect at the beginning of fiscal 1996, and do not purport to be indicative of results of operations which may occur in the future.

                The 1998 results include the recognition of $6.0 million of income from cash received in a nontaxable settlement of certain contingencies related to several claims against and indemnifications from the former owner of Pearle. In connection with this settlement, Cole National Corporation assumed secondary liability for approximately $10.0 million of loans to certain franchisees held by a third party. Cole National Corporation is contingently liable should any of these franchisees default, and also for prepayment penalties of up to $1.1 million. Cole National Corporation has established reserves for potential losses on the loans, which mature through 2001. The settlement also included a release of the former owner of Pearle from certain future non-tax claims related to Pearle.

                Cole National Corporation also made the following acquisitions, each of which has been accounted for under the purchase method of accounting. Pro forma financial results have not been presented for these acquisitions, as they did not have a material effect on results of operations.

                In fiscal 1998, Cole National Corporation acquired ten Buckeye Optical stores in Columbus, Ohio, and all of the issued and outstanding common stock of Management Associates, Inc., whose operations consisted of four 20/20 Eyecare stores located in Las Vegas, Nevada. The total purchase price for these acquisitions was $7.2 million.

                On August 5, 1997, Cole National Corporation acquired all of the issued and outstanding common stock of American Vision Centers, Inc.
         (AVC), whose operations consisted of 79 company-owned and 85 franchised optical stores, for an aggregate purchase price of approximately $28.9 million, including debt assumed. The purchase price was allocated to the assets acquired and liabilities assumed based upon their relative fair values as of the closing date. This resulted in an excess of purchase price over net assets acquired of $20.0 million. The relative fair values of the assets acquired and liabilities assumed included unfavorable leasehold interests of

         $3.4 million, accruals for involuntary severance and termination benefits of $0.5 million, write-off of deferred assets of $1.4 million and deferred tax assets of $7.5 million.

                In November 1996, Cole National Corporation acquired all of the issued and outstanding stock of AOCO Limited, which operated 73 Sears Optical Departments and two freestanding Vision Club stores in Canada, for a purchase price of $2.6 million.

(3)      RESTRUCTURING AND OTHER UNUSUAL CHARGES

                In the fourth quarter of fiscal 1998, Cole National Corporation began implementation of a restructuring plan and recorded a net pretax charge of $23.1 million, related to restructuring its Pearle business along with other unusual charges. The net pretax charge consisted of charges associated with the restructuring of $13.9 million, a reversal of previously established restructuring accruals of $12.3 million and other unusual charges totaling $21.5 million. The restructuring charge of $13.9 million relates to changes made to the Pearle operating model and structure of the home office organization. These changes resulted in charges for inventory write-downs related to products that will no longer be carried, severance and hiring costs primarily related to home office organizational changes, consolidation of the home office facilities, including the write-off of fixed assets at the old facilities, consultant fees and changing the Pearle brand message through signing, production and other costs. The charge related to the inventory write-down ($5.2 million) has been included in cost of sales in fiscal 1998.

                Additionally, Cole National Corporation had recorded restructuring and other nonrecurring charges of $8.0 million and $61.1 million in fiscal 1997 and 1996, respectively. These charges consisted primarily of costs of integrating and consolidating the recent acquisitions of both AVC and Pearle, including costs of store and other facility closings, a computer system termination fee and related asset impairment costs. The accrual established in fiscal 1996 was based in part upon the closure of certain stores and in-store labs. As part of the revised restructuring plan discussed above, it was determined that certain stores originally planned to be closed would either remain open or be closed at a much lower cost than originally estimated. In addition, management determined that, while it still plans to reduce the number of full service labs, the lease costs and equipment to be removed from the stores would be less than originally anticipated. Cole National Corporation plans to close 26 stores over the next twelve months and remove surfacing equipment from the full service labs of 226 stores over the next six to eighteen months. As a result, $12.3 million of previously established accruals have been reversed into income as a restructuring credit.

                During fiscal 1997, an $8.0 million pretax business integration charge associated with the AVC acquisition was recorded. Such charge included costs incurred related to the integration and consolidation of AVC into Cole National Corporation's operations, including costs of store and other facility closings, transitional costs incurred to change the brand identity to Pearle and duplicate costs incurred through fiscal year end in connection with the consolidation of the AVC home office functions. The charge consisted of $4.3 million of costs incurred in fiscal 1997, $0.7 million of asset write-downs and $3.0 million of costs accrued in accordance with EITF No. 94-3.

                The fiscal 1996 pretax charge of $61.1 million is primarily related to the integration and consolidation of Pearle into Cole National Corporation's operations, as well as certain other non-recurring charges, including store and other facility closings, computer systems and asset impairments. The charge consisted of $29.4 million of costs incurred in fiscal 1996, $17.4 million of asset write-downs and $14.3 million of costs accrued in accordance with EITF No. 94-3. Cole National Corporation had identified 29 unprofitable Pearle stores which it intended to close along with 112 other retail locations at which it intended to close the in-store labs and supply these locations from other facilities. In addition, Cole National Corporation decided to retain Pearle's distribution and central lab facilities, but to close Pearle's home office facility in Dallas, Texas. The charge in fiscal 1996 for store and other facility closings consists primarily of the remaining noncancellable term of operating leases and other obligations remaining on these facilities subsequent to their estimated date of closing, along with the loss on fixed assets. The charge for computer systems was primarily for settlement costs of prematurely terminating an outsourcing agreement that was providing systems integrations and data processing services. The asset impairment charge related to goodwill associated with portions of its optical business that would not be recoverable as the carrying values of these businesses exceeded fair value, as measured by projected future discounted cash flows, in accordance with SFAS No. 121.

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

                The following summarizes the major components of the restructuring charges recorded in fiscal 1996, 1997 and 1998, along with cash and non-cash charges against the reserves (in millions):



                                     Charges to Reserve                  Charges to Reserve
                                           1996                                 1997
                                   ----------------------    Remaining ----------------------     Remaining
                          Original                 Non-       Reserve                   Non-       Reserve
                          Charge       Cash        Cash       at 2/1/97      Cash       Cash      at 1/31/98
                       -----------  ---------  -----------   -----------  ---------  --------- ------------
1996 Charge
-----------------------
Store and other
     facilities closing     $ 17.6     $(0.2)       $ -         $ 17.4      $ (0.6)     $(0.2)      $ 16.6
Computer systems              21.6      (0.5)        (4.0)        17.1       (12.6)       -            4.5
Asset impairment               6.1       0.0         (6.1)         -           0.0        -            -
Other                         15.8      (4.8)        (6.8)         4.2        (3.5)       -            0.7
                            ------     -----      -------       ------     -------      -----       ------
Total                       $ 61.1     $(5.5)     $ (16.9)      $ 38.7     $ (16.7)     $(0.2)      $ 21.8
                            ======     =====      =======       ======     =======      =====       ======

1997 Charge
-----------------------

Store and other
     facilities closing      $ 2.5                                           $ -        $ -          $ 2.5
Severance                      0.9                                            (0.1)       -            0.8
Operating costs and
     losses                    1.7                                            (1.6)      (0.1)         -
Marketing and brand
     conversion                1.5                                            (0.6)       -            0.9
Other                          1.4                                            (0.8)       -            0.6
                       -----------                                     -----------  --------- ------------

Total                        $ 8.0                                          $ (3.1)     $(0.1)       $ 4.8
                       ===========                                     ===========  ========= ============

1998 Charge
-----------------------

Facilities relocations       $ 2.6
Inventory                      5.2
Marketing and brand
     conversion                2.3
Professional fees              1.9
Severance/hiring               1.9
                       -----------

Total                       $ 13.9
                       ===========

                         Charges to Reserve
                                 1998
                         -------------------------------------- Remaining
                                      Non-                     Reserve
                            Cash      Cash        Reversal     at 1/30/99
                        ---------    ---------    -----------  -----------
1996 Charge
-----------------------
Store and other
     facilities closing   $(0.4)    $ (5.7)           $ (9.5)      $ 1.0
Computer systems           (4.0)      (0.5)              -           -
Asset impairment            0.0        0.0               -           -
Other                      (0.2)       0.0              (0.5)        -
                          -----     ------           -------       -----
Total                     $(4.6)    $ (6.2)          $ (10.0)      $ 1.0
                          =====     ======           =======       =====

1997 Charge
-----------------------

Store and other
     facilities closing   $(0.4)     $ -              $ (2.1)      $ -
Severance                  (1.0)       -                 0.2         -
Operating costs and
     losses                 -          -                 -           -
Marketing and brand
     conversion            (0.7)       -                (0.2)        -
Other                      (0.2)      (0.2)             (0.2)        -
                       -------- -----------      ----------- -----------

Total                     $(2.3)    $ (0.2)           $ (2.3)      $ -
                       ======== ===========      =========== ===========

1998 Charge
-----------------------

Facilities relocations    $(0.5)    $ (0.5)            $ -         $ 1.6
Inventory                   -         (5.2)              -           -
Marketing and brand
     conversion            (0.2)       -                 -           2.1
Professional fees          (0.8)      (0.1)              -           1.0
Severance/hiring           (0.5)       -                 -           1.4
                       -------- -----------      ----------- -----------

Total                     $(2.0)    $ (5.8)            $ -         $ 6.1
                       ======== ===========      =========== ===========


                The reserves remaining at January 30, 1999 equal the amount of future expected cash outlays, which for the 1996 charge are for lease settlement costs for stores to be closed and are expected to be incurred over the next twelve months. Of the remaining cash outlays related to the 1998 charge, approximately $4.0 million had been incurred in fiscal 1998 and is expected to be paid in the first quarter of fiscal 1999. The remainder related primarily to severance arrangements and operating costs of idle facilities that will be paid through the fourth quarter of fiscal 1999.

                 The unusual charges in fiscal 1998 related to the write-off of $8.8 million associated with the abandonment in the fourth quarter of previously capitalized system development costs (including $1.9 million of incurred costs that will be paid in the first half of fiscal 1999) and $2.7 million primarily related to restricted stock issued to two senior executive officers. See Note 8 for further discussion of the restricted stock grants. Cole National Corporation also made an unconditional commitment in the fourth quarter of fiscal 1998 to contribute $10.0 million through 2009, with payments beginning in 2004, to a leading medical institution supporting the development of a premier eye care research and surgical facility. This charge has been recognized as a liability in accordance with SFAS No. 116.

(4)      DISCONTINUED OPERATIONS

                On January 13, 1998, Cole National Corporation announced the closing of its Cole Gift Centers chain of personalized gift and greeting card departments located in host stores. The decision to close Cole Gift Centers was based on declining sales and profitability trends in recent years and management's desire to focus its gift retailing efforts on Things Remembered. For financial statement purposes, the assets, liabilities, results of operations and cash flows of Cole Gift Centers are included in the consolidated financial statements as discontinued operations. The estimated loss on disposal of $13.9 million (net of an applicable income tax benefit of $8.5 million) includes provisions for severance and other closing costs, inventory and other asset write-offs and estimated operating losses for the period from January 13, 1998 through February 1998 when all locations were closed.

                Cole Gift Centers' net revenue was $50.9 million and $55.5 million in 1997 and 1996, respectively. Consolidated interest expense that was not directly attributable to other operations of Cole National Corporation was allocated to discontinued operations based on the ratio of the net assets of discontinued operations to total net assets of Cole National Corporation plus consolidated debt of Cole National Corporation not directly attributable to other operations. As a result, the operating loss from discontinued operations includes allocated interest expense of $1.3 million and $1.9 million in fiscal 1997 and 1996, respectively. The net loss of discontinued operations also includes a non-recurring charge of $3.3 million in fiscal 1996, primarily related to the write-off of goodwill at Cole Gift Centers, in accordance with SFAS No. 121.

 (5)     PUBLIC OFFERINGS

                On July 18, 1997, Cole National Corporation completed a public offering of 2,587,500 shares of its common stock at a price of $47.00 per share. Net proceeds from the offering were approximately $116.0 million. The net proceeds from the offering were used for the purchase of American Vision Centers, for Cole National Group's tender offer to purchase up to all of its $165.8 million outstanding 11-1/4% Senior Notes due 2001 (see Note 6) and for general corporate purposes, including reducing outstanding indebtedness and financing possible future acquisitions.

                In 1996, Cole National Corporation completed a public offering of 1,437,500 shares of common stock at a price of $19.25 per share. The net proceeds from the offering were $26.2 million. A portion of the proceeds was used to purchase $15.1 million of the 11-1/4% Senior Notes, plus accrued interest thereon (see Note 6).

(6)      LONG-TERM DEBT

                Long-term debt at January 30, 1999 and January 31, 1998 is summarized as follows (000's omitted):

                                                                                    1999            1998
                                                                                   ---------      --------
                7-1/2% Obligation in connection with Industrial Revenue Bonds    $       -      $      168

                11-1/4% Senior Notes                                                     -          14,476

                9-7/8% Senior Subordinated Notes:
                  Face value                                                       150,000         150,000
                  Unamortized discount                                                (964)         (1,041)
                                                                                 ----------     ----------
                    Total 9-7/8% Senior Subordinated Notes                         149,036         148,959

                8-5/8% Senior Subordinated Notes                                   125,000         125,000

                Capital lease obligations (see Note 13)                              3,474           4,825
                                                                                  --------      ----------
                                                                                   277,510         293,428
                Less current portion                                                (1,497)        (16,027)
                                                                                 ----------     ----------
                Net long-term debt                                               $ 276,013      $  277,401
                                                                                 =========      ==========

                On August 15, 1997, Cole National Group announced a tender offer to purchase up to all of its 11-1/4% Senior Notes at a price of $1,105.61 per $1,000 of principal, plus accrued interest. The tender offer expired on September 12, 1997, at which time a total of $151.3 million principal amount of the 11-1/4% Senior Notes were tendered, leaving $14.5 million outstanding. As a result of the tender offer, in the third quarter of fiscal 1997 Cole National Corporation recorded an extraordinary charge of $12.2 million, net of an income tax benefit of $7.5 million, representing the tender premium, the write-off of the related unamortized debt discount and other costs associated with redeeming the debt. The remaining 11-1/4% Senior Notes not tendered in 1997 were called and retired in October 1998.

                On August 22, 1997, Cole National Group issued $125.0 million of 8-5/8% Senior Subordinated Notes that mature in 2007 with no earlier scheduled redemption or sinking fund payments. Proceeds from this debt issuance of approximately $121.8 million, along with cash on hand, were used to fund the above-described tender offer. Interest on the 8-5/8% Notes is payable semi-annually on February 15 and August 15.

                On November 15, 1996, Cole National Group issued $150 million of 9-7/8% Senior Subordinated Notes that mature in 2006 with no earlier scheduled redemption or sinking fund payments. The 9-7/8% Notes were used to finance a portion of the Pearle acquisition (see Note 2). Interest on the 9-7/8% Notes is payable semi-annually on June 30 and December 31.

                The 8-5/8% Notes and the 9-7/8% Notes are general unsecured obligations of Cole National Group, subordinated in right of payment to senior indebtedness of Cole National Group and senior in right of payment to any current or future subordinated indebtedness of Cole National Group.

                The indentures pursuant to which the 8-5/8% Notes and the 9-7/8% Notes were issued restrict dividend payments to Cole National Corporation to 50% of Cole National Group's net income after October 31, 1993, plus amounts due to Cole National Corporation under a tax sharing agreement and for administrative expenses of Cole National Corporation not to exceed 0.25% of Cole National Group's net revenue. The indentures also contain certain optional and mandatory redemption features and other financial covenants. Cole National Group was in compliance with these covenants at January 30, 1999.

                Cole National Corporation recorded an extraordinary loss of $0.7 million in 1996, net of an income tax benefit of $0.5 million, representing the payment of premiums, the write-off of unamortized discount and other costs associated with retiring $15.1 million of the 11-1/4% Senior Notes.

                At January 30, 1999, the fair value of long-term debt was approximately $282.7 million compared to a carrying value of $277.5 million. The fair value was estimated primarily by using quoted market prices. There are no significant principal payment obligations under its outstanding indebtedness until the 9-7/8% Notes mature in 2006.

 (7)     CREDIT FACILITY

                Concurrent with the Pearle acquisition, the principal operating subsidiaries of Cole National Group entered into a credit facility. The credit facility replaced the existing revolving credit facility.

                The credit facility provides the principal operating subsidiaries of Cole National Group with a four-year revolving line of credit of up to the lesser of a "borrowing base" or $75 million. Up to $30 million of the credit facility is available for the issuance of letters of credit. Borrowings under the credit facility initially bear interest at a rate equal to, at the option of the principal operating subsidiaries of Cole National Group, either (a) the Eurodollar Rate plus 1.25% or (b) 0.25% plus the highest of (i) the prime rate, (ii) the three-week moving average of the secondary market rates for three-month certificates of deposit plus 1% and (iii) the federal funds rate plus 0.5%. Cole National Group pays a commitment fee of 0.375% per annum on the total unused portion of the facility. Additionally, the credit facility requires the principal operating subsidiaries of Cole National Group to comply with various operating covenants that restrict corporate activities, including covenants restricting the ability of the subsidiaries to incur additional indebtedness, pay dividends, prepay subordinated indebtedness, dispose of certain investments or make acquisitions. The credit facility also requires the subsidiaries to comply with certain financial covenants, including covenants regarding minimum interest coverage, maximum leverage and consolidated net worth. The principal operating subsidiaries of Cole National Group were in compliance with these covenants at January 30, 1999.

                The credit facility restricts dividend payments to Cole National Group to amounts needed to pay interest on the 9-7/8% Notes and the 8-5/8% Notes, and certain amounts related to taxes, along with up to $8.0 million plus 0.25% of Cole National Group's consolidated net revenue annually for other direct expenses of Cole National Corporation or Cole National Group. In addition, dividends of up to $20.0 million are permitted to repurchase the 8-5/8% Notes and/or the 9-7/8% Notes.

                No borrowings under the credit facility were outstanding as of January 30, 1999, and the maximum amount of borrowings during fiscal 1998 was $13.6 million. No borrowings under the credit facility were outstanding as of January 31, 1998, or at any time during fiscal 1997.

(8)       STOCK COMPENSATION AND WARRANTS

                The 1998 Equity and Incentive Performance Plan provides for the granting of up to 884,000 shares of common stock to officers, key employees and consultants of Cole National Corporation in the form of stock options, performance stock and performance units, restricted stock and deferred stock.

                At January 30, 1999, Cole National Corporation had stock options outstanding under the 1998 Equity and Incentive Performance Plan and other stock option plans and agreements. The right to exercise these options generally commences between one and five years from the date of grant and expires ten years from the date of grant. Both the number of shares and the exercise price, which was based on the market price, were fixed at the dates of grant. As of January 30, 1999, there were 219,644 shares available for future grants to officers, key employees, non-employee Directors and consultants under Cole National Corporation's various stock-based plans.

                A summary of the status of Cole National Corporation's stock options and related weighted average exercise prices ("Price") as of the end of fiscal 1998, 1997 and 1996, and changes during each of the fiscal years is presented below:

                                                          1998                     1997                  1996
                                                ----------------------- ---------------------   ----------------------
                                                 Shares          Price      Shares      Price      Shares       Price
                                                ----------     --------  ----------   --------   ---------    ---------
              Outstanding, beginning of year     1,471,906      $14.30    1,443,788     $12.29     749,297     $ 9.76
              Granted                              818,303       16.89      122,000      35.13     804,000      13.87
              Exercised                           (181,701)      11.01      (80,856)      8.27     (97,787)      6.08
              Canceled                             (21,362)      27.72      (13,026)     24.49     (11,722)     10.19
                                                -----------              ----------              --------
              Outstanding, end of year           2,087,146       15.46    1,471,906      14.30   1,443,788      12.29
                                                ==========               ==========             ==========
              Exercisable at end of year           707,343       13.59      595,838      11.57     508,530       9.86

                A summary of information for stock options outstanding at January 30, 1999 and related weighted average remaining contract life ("Life") and Price is presented below:

                                                     Options Outstanding                           Options Exercisable
                                             -----------------------------------------          ------------------------
                Range of Exercise Prices       Shares          Life            Price               Shares          Price
                ------------------------     ----------      ---------        --------           ----------      --------
                $ 3.00                           42,995      3.9 years        $  3.00                42,995      $  3.00
                $ 9.75 to $16.94              1,782,223      7.8                13.27               566,223        11.38
                $24.88 to $44.94                261,928      8.5                32.40                98,125        31.01
                                             ----------                                          ----------
                                              2,087,146      7.8                15.46               707,343        13.59
                                             ==========                                          ==========

                Payment for certain options exercised between 1993 and 1996 has been made by executing promissory notes, of which $906,000 were outstanding at January 30, 1999. The promissory notes are secured by the shares of common stock acquired and are payable on various dates through April 2001 at interest rates ranging from 5.33% to 6.37%.

                At January 30, 1999, 178,750 restricted shares of common stock are outstanding under awards made to two senior executives in December 1998 under the 1998 Equity and Incentive Performance Plan. Vesting may occur after the third anniversary of the grant date based upon the attainment of certain market prices for Cole National Corporation's common stock or on March 1, 2004. In connection with these restricted shares, Cole

         National Corporation also awarded 146,250 restricted shares of its treasury stock to these executives that were subsequently returned to treasury in payment of related withholding taxes.

                  At March 7, 1999, there were warrants outstanding to purchase 2,625 shares of common stock at $1.00 per share that expire in 2000.

                  Cole National Corporation applies APB Opinion 25 and related Interpretations in accounting for its stock-based compensation plans. In connection with the restricted stock awards described above, compensation cost of $2.3 million has been charged against income in fiscal 1998 and unamortized restricted stock awards of $2.6 million is expected to be amortized over future vesting periods. Compensation cost of $0.1 million was also charged against income in fiscal 1998 for 13,803 stock options granted in connection with certain consulting services . No compensation cost was recognized for its stock-based plans in fiscal 1997. Compensation cost that has been charged against income for its stock-based plans in fiscal 1996 was $4.2 million as discussed in Note 3. Had compensation cost for Cole National Corporation's stock-based compensation plans and agreements been determined based on the fair value at the dates of awards consistent with the method of SFAS No. 123, Cole National Corporation's net income and diluted earnings per share would have been $13,589,000 and $0.90 in fiscal 1998. Cole National Corporation's net loss and diluted loss per share would have been increased to $6,731,000 and $.48 in fiscal 1997, and $30,234,000 and $2.67 in fiscal 1996, respectively.

                The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rates of 4.7%, 5.7% and 6.2% for grants in fiscal 1998, 1997 and 1996, respectively, volatility of 35-39%, 35% and 33% in fiscal 1998, 1997 and 1996, respectively, and expected lives of six years for options granted in all fiscal years. The weighted average fair value of options granted during fiscal 1998, 1997 and 1996 were $7.33, $15.81 and $10.87, respectively. The effects of applying SFAS No. 123 in the pro forma disclosure above are not indicative of future amounts. SFAS No. 123 does not apply to options granted prior to January 29, 1995 and additional awards in future years are anticipated.

(9)      STOCKHOLDERS' EQUITY

                In August 1995, Cole National Corporation's Board of Directors approved a Stockholders' Rights Plan. The Stockholders' Rights Plan provides for the distribution of one right for each outstanding share of Cole National Corporation's common stock held of record as of the close of business on September 1, 1995 or that thereafter become outstanding prior to the earlier of the final expiration date of the rights or the first date upon which the rights become exercisable. Each right entitles the registered holder to purchase from Cole National Corporation one one-hundredth of a share of Series A Junior Participating Preferred Stock, without par value, at a price of $180, subject to adjustment. The rights are only exercisable if a person or group buys or announces a tender offer for 15% or more of Cole National Corporation's common stock. In the event such a transaction occurs, rights that are beneficially owned by all other persons would be adjusted and such holders would thereafter have the right to receive, upon exercise thereof at the then current exercise price of the right, that number of shares of common stock (or, under certain circumstances, an economically equivalent security of Cole National Corporation) having a market value of two times the exercise price of the right. The rights will expire on August 31, 2005, unless extended or unless the rights are earlier redeemed by Cole National Corporation in whole, but not in part, at a price of $0.01 per right, or exchanged.

(10)     INCOME TAXES

                The income tax provision (benefit) for continuing operations reflected in the accompanying consolidated statements of operations for fiscal 1998, 1997 and 1996 are detailed below (000's omitted):

                                                                1998          1997           1996
                                                               ------        ------         -----
                 Currently payable -
                   Federal                                   $  (5,922)    $    (270)     $   7,245
                   State and local                               1,486         1,705          2,010
                   Foreign                                         781           781              -
                                                             ---------     ---------      ---------
                                                                (3,655)        2,216          9,255
                                                             ---------     ---------      ---------
                 Deferred -
                   Federal                                      13,545        12,817        (16,194)
                   Foreign                                        (544)            5              -
                                                             ----------    ---------      ---------
                                                                13,001        12,822        (16,194)
                                                             ---------     ---------      ---------

                 Income tax provision (benefit)              $   9,346     $  15,038      $  (6,939)
                                                             =========     =========      =========

                The income tax provision (benefit) for continuing operations differs from the federal statutory rate as follows (000's omitted):

                                                               1998           1997           1996
                                                              ------         ------         -----

                 Tax provision (benefit) at statutory rate   $   8,268     $  12,240      $ (11,073)
                   Tax effect of -
                     Amortization of goodwill                    1,234         1,176            897
                     State income taxes, net of federal
                        tax benefit                              1,095         1,216          1,306
                     Nontaxable settlement                      (2,100)            -              -
                     Non-recurring charges                         537             -          1,578
                     Other, net                                    312           406            353
                                                             ---------     ---------      ---------
                      Tax provision (benefit)                $   9,346     $  15,038      $  (6,939)
                                                             =========     =========      =========

                The tax effects of temporary differences that give rise to significant portions of Cole National Corporation's deferred tax assets and deferred tax liabilities at January 30, 1999 and January 31, 1998 are as follows (000's omitted):

                                                                               1999            1998
                                                                             --------        ------
                 Deferred tax assets:
                   Employee benefit accruals                               $   3,540      $   3,836
                   Restructure accruals                                        2,730          8,530
                   Other non-deductible accruals                               9,910         17,986
                   State and local taxes                                       1,790          1,352
                   Net operating loss carryforwards                            3,449          2,918
                   Intangibles                                                 5,506          5,939
                   Contribution carryforward                                   4,440              -
                   Inventory reserves                                          2,348          2,633
                   Bad debt  reserves                                          2,516          2,496
                   Other                                                         967            928
                                                                           ---------      ---------
                   Total deferred tax assets                                  37,196         46,618
                   Valuation allowance                                        (1,141)        (1,141)
                                                                           ---------      ---------
                     Net deferred tax assets                                  36,055         45,477
                                                                           ---------      ---------

                 Deferred tax liabilities:
                   Depreciation and amortization                              (7,856)        (4,353)
                   Other                                                      (1,728)        (1,964)
                                                                           ----------     ---------
                     Total deferred tax liabilities                           (9,584)        (6,317)
                                                                           ---------      ---------

                 Net deferred taxes                                        $  26,471      $  39,160
                                                                           =========      =========

                At January 30, 1999, Cole National Corporation has approximately $8.3 million of tax net operating loss carryforwards acquired in connection with the acquisition of American Vision Centers, which expire between 2005 and 2010. Due to the change in ownership requirements of the Internal Revenue Code, utilization of the American Vision Centers net operating loss is limited to approximately $338,000 per year. A valuation allowance of $1.1 million has been established to reduce the deferred tax asset related to the net operating loss to the amount that will likely be realized.

                No provision for United States federal and state income taxes has been provided for the undistributed earnings of the Company's foreign subsidiaries because those earnings are considered to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable.

 (11)    RETIREMENT PLANS

                Cole National Corporation maintains a noncontributory defined benefit pension plan that covers employees who have met eligibility service requirements and are not members of certain collective bargaining units. The pension plan calls for benefits to be paid to eligible employees at retirement based primarily upon years of service and their compensation levels near retirement.

                Cole National Corporation's policy is to fund amounts necessary to keep the pension plan in full force and effect, in accordance with the Internal Revenue Code and the Employee Retirement Income Security Act of 1974. Actuarial present values of benefit obligations are determined using the projected unit credit method.

                Pension expense for fiscal 1998, 1997 and 1996 includes the following components (000's omitted):

                                                                       1998          1997         1996
                                                                      ------        ------       -----
                 Service cost - benefits earned during the period  $     1,446    $      637     $     646

                 Interest cost on the projected benefit obligation       1,582         1,490         1,467

                 Less:
                   Return on plan assets -
                     Actual                                             (2,494)       (2,424)       (1,669)
                     Deferred                                              690           893           477
                                                                   -----------    ----------     ---------
                                                                        (1,804)       (1,531)       (1,192)
                 Amortization of transition asset over 17.9 years         (179)         (179)         (179)
                                                                   -----------    -----------    ---------
                      Net pension expense                          $     1,045    $      417     $     742
                                                                   ===========    ==========     =========

                The following sets forth changes in the benefit obligation and the plan assets during the year and reconciles the funded status of the pension plan with the amounts recognized in the consolidated balance sheets (000's omitted):

                                                                                    1998           1997
                                                                                  -----------    ------
                 Change in Benefit Obligation:
                     Benefit obligation at beginning of period                    $   21,272     $  19,046
                     Service cost                                                      1,446           637
                     Interest cost                                                     1,582         1,490
                     Actuarial gain                                                    1,509         1,200
                     Benefits paid                                                      (917)         (836)
                     Expenses paid                                                      (293)         (265)
                                                                                  ----------     ---------
                      Benefit obligation at end of period                         $   24,599     $  21,272
                                                                                  ==========     =========

                 Change in Plan Assets:
                     Fair value of plan assets at beginning of year               $   19,751     $  16,774
                     Actual return on plan assets                                      2,494         2,808
                     Employer contributions                                            2,181         1,270
                     Benefits paid                                                      (917)         (836)
                     Expenses paid                                                      (293)         (265)
                                                                                  ----------     ---------
                      Fair value of plan assets at end of year                    $   23,216     $  19,751
                                                                                  ==========     =========

                 Reconciliation of Funded Status:
                    Benefit obligation at end of period                           $   24,599     $  21,272
                    Fair value of plan assets, primarily money market and
                     equity mutual funds                                              23,216        19,751
                                                                                  ----------     ---------
                    Funded status                                                     (1,383)       (1,521)
                    Unrecognized prior service cost                                       81           111
                    Net unrecognized loss                                              2,052         1,204
                    Unamortized transition asset                                      (1,057)       (1,236)
                                                                                  ----------     ---------
                     Pension liability included in accrued liabilities            $     (307)    $  (1,442)
                                                                                  ==========     =========

                The weighted average discount rate used to measure the projected benefit obligation was 7.25% in 1998 and 7.5% in 1997. For both years, the rate of increase in future compensation levels was 5.0% and the expected long-term rate of return on plan assets was 9.5%.

                Cole National Corporation has a defined contribution plan, including features under Section 401(k) of the Internal Revenue Code, which provides retirement benefits to its employees. Eligible employees may contribute up to 17% of their compensation to the plan. Prior to January 1, 1998, there was no mandatory matching of employee contributions by Cole National Corporation; effective January 1, 1998, the plan was amended to, among other things, provide for a mandatory company match of 10% of employee contributions. Total company matches of $757,000, $374,000 and $327,000 were recorded as expense for 1998,
         1997 and 1996, respectively.

                Prior to January 1, 1998, Cole National Corporation had separate contributory profit-sharing plans for Pearle and American Vision Centers employees meeting certain service requirements as defined in the plans. Company contributions to the Pearle plan consisted of a minimum matching contribution of $861,000 and $229,000 in 1997 and 1996, respectively. There were no company contributions required or made in connection with the American Vision Centers plan in 1997. Effective January 1, 1998, eligible employees of Pearle and American Vision Centers became eligible to participate in Cole National Corporation's defined contribution plan. The Pearle and American Vision Centers plans will be merged into Cole National Corporation's plan.

                Cole National Corporation has two Supplemental Executive Retirement Plans that provide for the payment of retirement benefits to participating executives supplementing amounts payable under Cole National Corporation 's noncontributory defined benefit pension plan. The first plan is an excess benefit plan designed to replace benefits that would otherwise have been payable under the pension plan but that were limited as a result of certain tax law changes. The second plan is a defined contribution plan under which participants receive an annual credit based on a percentage of base salary, subject to vesting requirements. Expenses for these plans for fiscal 1998, 1997 and 1996 were $651,000, $541,000 and $468,000, respectively.

(12)     SEGMENT INFORMATION

                Cole National Corporation has two reportable segments: Cole Vision and Things Remembered. Most of Cole Vision's revenue is provided by sales of prescription eyewear, accessories and services through its Cole Licensed Brands and Pearle retail locations. Cole Vision's revenue is also provided by sales of merchandise to franchisees and other outside customers, by royalties based on sales, interest income on notes receivable and initial franchise fees from franchisees and by fees from managed vision care programs. The Cole Licensed Brands and Pearle segments have been aggregated in accordance with SFAS No. 131 based on the similarity of their economic characteristics, nature of products, services and production processes, types of customers, distribution methods and regulatory environment. Things Remembered's revenue is provided by sales of engravable gift merchandise, personalization and other services primarily through retail stores and kiosks.

                The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (see Note
         1). Performance is evaluated based on operating income from operations before interest, income taxes, and non-recurring or unusual charges.

                The reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Cole Vision is subject to various state regulations related to the dispensing of prescription eyewear and its relationship with the doctors of optometry.

                Reported segment revenue, depreciation and amortization, and income or loss, with reconciliations to consolidated amounts are as follows (000's omitted):

                                                                             1998           1997            1996
                                                                             ----           ----            ----
                Net revenue:
                    Cole Vision                                        $   826,235    $   774,488    $   407,504
                    Things Remembered                                      241,947        225,710        220,992
                                                                       -----------    -----------    -----------
                         Consolidated net revenue                      $ 1,068,182    $ 1,000,198    $   628,496
                                                                       ===========    ===========    ===========

                Depreciation and amortization:
                    Cole Vision                                        $    21,745    $    19,514    $     9,445
                    Things Remembered                                       10,485          8,947          8,509
                                                                       -----------    -----------    -----------
                         Total segment depreciation and
                          amortization                                      32,230         28,461         17,954
                    Corporate                                                1,512          1,493            623
                                                                       -----------    -----------    -----------
                         Consolidated depreciation and
                          amortization                                 $    33,742    $    29,954    $    18,577
                                                                       ===========    ===========    ===========
                Income or loss:
                    Cole Vision                                        $    54,267    $    65,995    $    37,810
                    Things Remembered                                       17,647         11,504         18,480
                                                                       -----------    -----------    -----------
                         Total segment profit                               71,914         77,499         56,290
                    Unallocated amounts:
                         Unusual and non-recurring items                   (23,120)        (8,000)       (61,091)
                         Corporate expenses                                 (6,448)        (6,635)        (6,685)
                                                                       ------------   -----------    -----------
                    Consolidated operating income (loss)                    42,346         62,864        (11,486)
                    Interest and other expense, net                        (18,724)       (27,893)       (20,151)
                                                                       -----------    -----------    -----------
                    Income (loss) from continuing operations
                         before income taxes                           $    23,622    $    34,971    $   (31,637)
                                                                       ===========    ===========    ===========

                Reported segment assets, expenditures for capital additions and systems developments costs and acquisitions of businesses, with reconciliations to consolidated amounts, are as follows (000's omitted):

                                                                             1998           1997            1996
                                                                             ----           ----            ----
                Segment assets:
                    Cole Vision                                        $   443,089    $   439,808    $   364,123
                    Things Remembered                                      132,832        131,105        121,432
                                                                       -----------    -----------    -----------
                         Total segment assets                              575,921        570,913        485,555
                    Elimination of intercompany receivables                (36,440)       (11,754)       (14,777)
                    Corporate cash and temporary cash investments           34,506         54,872         64,522
                    Other corporate assets                                  54,037         37,353         26,705
                    Net assets of discontinued operations                        -              -         16,451
                                                                       -----------    -----------    -----------
                         Consolidated assets                           $  628,024     $   651,384    $   578,456
                                                                       ===========    ===========    ===========
                Expenditures for capital additions
                  and systems development costs:
                    Cole Vision                                        $    35,793    $    34,833    $    12,071
                    Things Remembered                                        8,228         20,496         13,392
                                                                       -----------    -----------    -----------
                         Total segment expenditures                         44,021         55,329         25,463
                    Elimination of intercompany transfers                        -         (5,300)             -
                    Corporate                                               10,372            538          2,618
                                                                       -----------    -----------    -----------
                         Consolidated expenditures                     $    54,393    $    50,567    $    28,081
                                                                       ===========    ===========    ===========

                Expenditures for acquisitions of
                   businesses, net of cash acquired:
                    Cole Vision                                        $     7,231    $    27,926    $   157,426
                                                                       ===========    ===========    ===========


         Revenue from external customers of each group of similar products and services is as follows (000's omitted):

                                                                             1998           1997           1996
                                                                             ----           ----           ----
                Sales of optical products and services                 $   759,232    $   712,923    $   403,496
                Royalties, interest income and initial fees
                    from franchisees                                        21,518         19,743          4,008
                Fees from managed vision care programs                      45,485         41,822              -
                                                                       -----------    -----------    -----------
                         Total Cole Vision net revenue                     826,235        774,488        407,504
                Retail sales of gift merchandise and services              241,947        225,710        220,992
                                                                       -----------    -----------    -----------
                         Consolidated net revenue                      $ 1,068,182    $ 1,000,198    $   628,496
                                                                       ===========    ===========    ===========

                Prior to fiscal 1997, fees from managed vision care programs were not captured separately, but were netted against operating expenses.

                Cole National Corporation operates primarily in the United States. Net revenue attributable to Cole Vision's Canadian operations was $27.5 million, $27.2 million and $5.6 million in fiscal 1998, 1997 and 1996, respectively. Long-lived assets located in Canada totaled $2.2 million, $2.1 million and $2.2 million in fiscal 1998, 1997 and 1996, respectively. Cole National Corporation also has an investment in and notes receivable from Pearle Europe (see Note 1).

(13)     COMMITMENTS

                Cole National Corporation leases a substantial portion of its facilities including laboratories, office and warehouse space, and retail store locations. These leases generally have initial terms of up to 10 years and often contain renewal options. Certain of the store locations have been sublet to franchisees. In most leases covering retail store locations, additional rents are payable based on store sales. In addition, Cole Vision operates departments in various host stores paying occupancy costs solely as a percentage of sales under agreements containing short-term cancellation clauses. Generally, Cole National Corporation is required to pay taxes and normal expenses of operating the premises for laboratory, office, warehouse and retail store leases; the host stores pay these expenses for departments operated on a percentage-of-sales basis. The following amounts represent rental expense for fiscal 1998, 1997 and 1996 (000's omitted):

                                                         1998            1997           1996
                                                        ------          ------         -----
                Occupancy costs based on sales       $    54,563    $    52,300     $   46,058
                All other rental expense                  92,068         87,699         45,207
                Sublease rental income                   (22,606)       (21,725)        (5,936)
                                                     -----------    -----------     ----------
                                                     $   124,025    $   118,274     $   85,329
                                                     ===========    ===========     ==========


                At January 30, 1999 and January 31, 1998, property under capital leases consisted of $7,119,000 and $7,113,000 in equipment with accumulated amortization of $2,887,000 and $1,610,000, respectively.

                At January 30,1999, future minimum lease payments and sublease income receipts under noncancellable leases, and the present value of future minimum lease payments for capital leases are as follows (000's omitted):

                                                                                          Operating Leases
                                                                          Capital     --------------------------
                                                                          Leases         Payments       Receipts
                                                                       -----------    -----------    -----------
                 1999                                                  $     1,733    $    75,926    $    12,941
                 2000                                                        1,569         61,154          9,474
                 2001                                                          444         48,867          7,031
                 2002                                                           87         39,856          5,252
                 2003                                                            -         31,433          3,481
                 2004 and thereafter                                             -         71,873          5,601
                                                                       -----------    -----------    -----------
                 Total future minimum lease payments                         3,833    $   329,109    $    43,780
                                                                                      ===========    ===========

                 Amount representing interest                                 (359)
                                                                       -----------
                 Present value of future minimum lease payments        $     3,474
                                                                       ===========

 (14)    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                The following is a summary of quarterly financial data for the 52 weeks ended January 30, 1999 and January 31, 1998. The fourth quarter of fiscal 1998 includes net pretax charges of $23.1 million related to restructuring and other unusual items, of which $5.2 million relates to inventory markdowns that are included in cost of sales. The third quarter of fiscal 1998 includes $6.0 million of income from cash received in a nontaxable settlement of claims against the former owner of Pearle. The third and fourth quarters of fiscal 1997 include pretax charges of $1.1 million and $6.9 million, respectively, for business integration charges related to American Vision Centers.

Fiscal 1998
------------------------------------------------------------------------------------------------------------------------
($ in thousands, except per share amounts)
                                                               1st            2nd             3rd             4th
                                                             Quarter         Quarter         Quarter        Quarter
                                                           -----------     -----------    -----------     -----------
Net revenue                                                $   271,828     $   267,611    $   256,654     $   272,089
Gross margin                                                   181,539         178,479        171,744         172,330
Net income (loss)                                                6,112           9,800          9,062         (10,698)

Earnings (loss) per common share:
     Basic -                                                      0.41            0.66           0.61           (0.72)
     Diluted -                                                    0.40            0.64           0.60           (0.72)

Fiscal 1997
------------------------------------------------------------------------------------------------------------------------
($ in thousands, except per share amounts)
                                                               1st              2nd           3rd            4th
                                                             Quarter          Quarter        Quarter        Quarter
                                                           -----------      -----------   -----------     -----------
Net revenue                                                $   239,686     $   242,163    $   252,744     $   265,605
Gross margin                                                   157,274         161,001        166,232         174,842
Income from continuing operations                                3,354           7,228          3,535           5,816
Income (loss) from discontinued
  operations, net                                                 (906)            130           (841)        (12,350)
Extraordinary item, net                                             --              --        (12,183)             --
                                                           -----------     -----------    -----------     -----------
     Net income (loss)                                     $     2,448     $     7,358    $    (9,489)    $    (6,534)
                                                           ===========     ===========    ===========     ===========
Earnings (loss) per common share:
Basic -
     Income from continuing operations                     $       .28     $       .58    $       .24     $       .40
     Income (loss) from discontinued
      operations, net                                             (.08)            .01           (.05)           (.84)
     Extraordinary item, net                                        --              --           (.83)             --
                                                           -----------     -----------    -----------     -----------
     Net income (loss)                                     $       .20     $       .59    $      (.64)    $      (.44)
                                                           ===========     ===========    ===========     ===========

Diluted -
     Income from continuing operations                     $       .27     $       .56    $       .23     $       .38
     Income (loss) from discontinued
       operations, net                                            (.07)            .01           (.05)           (.81)
     Extraordinary item, net                                        --              --           (.80)             --
                                                           -----------     -----------    -----------     -----------
     Net income (loss)                                     $       .20     $       .57    $      (.62)    $      (.43)
                                                           ===========     ===========    ===========     ===========

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                      ON THE FINANCIAL STATEMENT SCHEDULES


To COLE NATIONAL CORPORATION:

         We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Cole National Corporation and Subsidiaries included in this Form 10-K and have issued our report thereon dated March 17, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedules are the responsibility of Cole National Corporation's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.





ARTHUR ANDERSEN LLP




Cleveland, Ohio,
March 17, 1999.

                                                                      SCHEDULE I


                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
================================================================================


COLE NATIONAL CORPORATION
CONDENSED BALANCE SHEETS
JANUARY 30, 1999 AND JANUARY 31, 1998
(Dollars in millions)

                                                        1999              1998
                                                       ------            -----
Assets:
Receivable from subsidiaries                         $     68.8       $    89.1
Refundable income taxes                                     8.4             9.5
Investment in subsidiaries                                 48.4            27.7
Notes receivable and investment in Pearle Europe           16.9             7.8
Property and equipment, net                                12.8             4.0
Other                                                       5.7             1.4
                                                     ----------       ---------

     Total assets                                    $    161.0       $   139.5
                                                     ==========       =========


Liabilities and Stockholders' Equity:
Accounts payable and accrued expenses                $      3.2       $     3.9
Long-term debt                                              2.4             3.3
Deferred income taxes                                         -              .3
Other long term liabilities                                10.0               -
Stockholders' equity                                      145.4           132.0
                                                     ----------       ----------

     Total liabilities and stockholders' equity      $    161.0       $   139.5
                                                     ==========       =========

                                                                      SCHEDULE I
                                                                     (CONTINUED)

COLE NATIONAL CORPORATION
CONDENSED STATEMENTS OF OPERATIONS AND CASH FLOWS
52 WEEKS ENDED JANUARY 30, 1999, JANUARY 31, 1998 AND FEBRUARY 1, 1997
(Dollars in millions)
                                                                  January 30, January 31,   February 1,
                                                                    1999         1998         1997
                                                                  ---------   ----------    ----------
Revenue:
  Dividends from subsidiaries                                    $     -      $     -        $ 15.4
                                                                 -------      -------        ------
  Services to affiliates                                             2.7          1.8            .6
    Total revenue                                                    2.7          1.8          16.0
Operating expenses                                                 (12.7)        (1.8)          (.8)
Interest income                                                      1.4           .3            .8
                                                                 -------      -------        ------
Pre-tax income (loss)                                               (8.6)          .3          16.0
Income tax benefit (expense)                                         2.6          (.2)          (.3)
                                                                 -------      -------        ------
Income (loss) before equity in undistributed
  earnings (loss) of subsidiaries and
  extraordinary item                                                (6.0)          .1          15.7
Equity in undistributed earnings (loss) of subsidiaries             20.3         (6.3)        (43.4)
                                                                 -------      -------        ------
Income (loss) before extraordinary item                             14.3         (6.2)        (27.7)
Extraordinary loss                                                    --           --           (.6)
Net income (loss)                                                   14.3         (6.2)        (28.3)
                                                                 -------      -------        ------
Adjustments to reconcile net income
  (loss) to cash provided (used) by
  operating activities                                             (14.2)       (18.8)         43.9
                                                                 -------      -------        ------
           Net cash provided (used) by operating
            activities                                                .1        (25.0)         15.6
                                                                 -------      -------        ------
Financing activities:
  Repayment of long-term debt                                        (.9)        (1.0)          (.3)
  Proceeds from sale of common stock                                --          115.9          26.2
  Common stock repurchased                                          (5.5)         (.6)           --
  Proceeds from stock option exercises                               2.0          2.9            .6
                                                                 -------      -------        ------

           Net cash provided (used) by financing activities         (4.4)       117.2          26.5
                                                                 -------      -------        ------
Investing activities:
  Advances from (to) affiliates                                     21.2        (61.7)        (35.0)
  Purchase of property and equipment                                (9.7)          --            --
  Purchase of Cole National Group Notes                               --           --         (16.1)
  Acquisition of business                                             --        (27.8)           --
  Proceeds from sale of Cole National Group Notes                     --           --          14.9
  Investment in Pearle Europe                                      (10.3)        (2.8)         (6.0)
  Repayment of notes receivable                                      3.1           .1            .1
                                                                 -------      -------        ------
           Net cash provided (used) by investing activities          4.3        (92.2)        (42.1)
                                                                 -------      -------        ------
Net change in cash                                                    --           --            --
Cash, beginning of period                                             --           --            --
                                                                 -------      -------        ------
Cash, end of period                                              $    --      $    --        $   --
                                                                 =======      =======        ======

                                                                      SCHEDULE I
                                                                     (CONTINUED)

              NOTE TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
===============================================================================


       The accompanying financial information of Cole National Corporation is as of January 30, 1999 and January 31, 1998, and for the 52 weeks ended January 30, 1999, January 31, 1998 and February 1, 1997. Cole National Corporation is a holding company for its wholly-owned subsidiaries, including Cole National Group, Inc. and consisted of no other operations.

       This financial information should be read in connection with the Consolidated Financial Statements and notes thereto of Cole National Corporation and subsidiaries, contained on pages elsewhere in this Form 10-K.

                                                                     SCHEDULE II

COLE NATIONAL CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
52 WEEKS ENDED JANUARY 30, 1999, JANUARY 31, 1998 AND FEBRUARY 1, 1997 (DOLLARS IN MILLIONS)

                                                                   Additions
                                                      -------------------------------------
                                       Balance at       Charged to       Charged to                              Balance at
                                       Beginning        Costs and          Other                                   End of
            Description                of Period         Expenses         Accounts           Deductions            Period
------------------------------------ ---------------  ---------------  ---------------     ---------------     ----------------


JANUARY 30, 1999

Allowance for Doubtful Accounts            $ 7.1            $ 0.9            $ -               $ 0.(A)              $ 7.2

Franchise Repurchase Reserve                 6.7              -                -                 1.5(A)               5.2

Discontinued Operation Reserve               1.3              -                -                 1.3(B)               -


JANUARY 31, 1998

Allowance for Doubtful Accounts              6.6              1.1              1.8(C)            2.4(A)               7.1

Franchise Repurchase Reserve                 5.5              0.6              1.5(C)            0.9(A)               6.7

Discontinued Operation Reserve               -                1.3              -                 -                    1.3


FEBRUARY 1, 1997

Allowance for Doubtful Accounts              0.8              0.2              5.7(D)            0.1(A)               6.6

Franchise Repurchase Reserve                 -                -                5.5(D)            -                    5.5



(A)      Receivable balances written off, net of recoveries.

(B)      Discontinued operation charges taken against the reserve.

(C) Purchase price accounting reserves created as a result of the acquisition of AVC.

(D) Purchase price accounting reserves created as a result of the acquisition of Pearle.


Reserve balances presented in the Notes to Consolidated Financial Statements are not represented in this schedule.

                                  EXHIBIT INDEX
                                  -------------
EXHIBIT
NUMBER                            DESCRIPTION
--------                          -----------


3.1 (i) Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 (i) of Cole National Corporation's Annual Report on Form 10-K for the year ended February 3, 1996 (File No. 1-12814).

3.1(ii) Certificate of Amendment of the Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1(ii) to Cole National Corporation's Annual Report on Form 10-K for the period ended January 31, 1998 (File No. 1-12814).

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

4.1 Indenture dated November 15, 1996, by and among Cole National Group, Inc. and Norwest Bank Minnesota, National Association, as trustee, relating to the 9 7/8% Senior Subordinated Notes Due 2006 (the form of which Senior Subordinated Note is included in such Indenture), incorporated by reference to Exhibit 4.1 of Cole National Corporation's Report on Form 8-K, filed with the Commission on December 2, 1996 (File No. 1-12814).

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

4.4 Amendment No. 1, dated as of August 21, 1997, to the Rights Agreement, dated as of August 22, 1995, between the Company and National City Bank, as Rights Agent, incorporated by reference to Exhibit 4.1 of Cole National Corporation's current report on Form 8-K, filed with the Securities and Exchange Commission on August 22, 1997 (File No. 1-12814).

4.5 Cole National Corporation by this filing agrees, upon request, to file with the Commission the instruments defining the rights of holders of long-term debt of Cole National Corporation and its subsidiaries where the total amount of securities authorized thereunder does not exceed 10% of the total assets of Cole National Corporation and its subsidiaries on a consolidated basis.

10.1* Employment Agreement entered into as of December 17, 1998 by and among Cole National Corporation, Cole National Group, Inc., Cole Vision Corporation, Pearle, Inc., Things Remembered, Inc. and Jeffrey A. Cole.

EXHIBIT
NUMBER                            DESCRIPTION
--------                          ------------

10.2* Employment Agreement entered into as of April 1, 1996 by and among Cole National Corporation, Cole National Group, Cole Gift Centers, Inc., Cole Vision Corporation, Things Remembered, Inc. and Brian B. Smith, incorporated by reference to Exhibit 10.2 of Cole National Corporation's Annual Report on Form 10-K for the year ended February 3, 1996 (File No. 1-12814).

10.3* Agreement dated March 27, 1993 between Cole National Corporation and Joseph Gaglioti regarding termination of employment, incorporated by reference to Exhibit 10.8 to CNG's Registration Statement on Form S-1 (Registration No. 33-66342).

10.4* Agreement dated April 9, 1993 between Cole National Corporation and Wayne L. Mosley regarding termination of employment, incorporated by reference to Exhibit 10.9 to Cole National Group, Inc.'s Registration Statement on Form S-1 (Registration No. 33-66342).

10.5* 1992 Management Stock Option Plan, including forms of Nonqualified Stock Option Agreement (Time Vesting) and Nonqualified Stock Option Agreement (Performance Option), as amended, and forms of promissory notes and pledge agreements, incorporated by reference to Exhibit 10.11 to Cole National Group, Inc.'s Registration Statement on Form S-1 (Registration No. 33-66342).

10.6* Cole National Corporation 1993 Management Stock Option Plan, including forms of Nonqualified Stock Option Agreement (1993 Time Vesting) and form of secured promissory notes and stock pledge agreement, incorporated by reference to Exhibit 10.29 to Cole National Group, Inc.'s Registration Statement on Form S-1 (Registration No. 33-66342).

10.7* Form of Option Agreement for Directors of the Company, incorporated by reference to Exhibit 10.41 to Cole National Corporation's Registration Statement on Form S-1 (Registration No. 33-74228).

10.8* Amended and Restated Nonqualified Stock Option Plan for Non-employee Directors, incorporated by reference to Exhibit A to Cole National Corporation 's Proxy Statement for the 1997 Annual Meeting (File No. 1-12814).

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

10.11*          Management Incentive Bonus Program, incorporated by reference to
                Exhibit 10.11 to Cole National Corporation's Annual Report on Form 10-K for the period ended January 31, 1999 (File No. 1-12814).

10.12* Form of Nonqualified Stock Option Agreement (1997 Time Vesting), incorporated by reference to Exhibit 10.12 to Cole National Corporation's Annual Report on Form 10-K for the period ended January 31, 1998 (File No. 1-12814).

10.13* Executive Life Insurance Plan of Cole National Corporation, incorporated by reference to Exhibit 10.12 to Cole National Group, Inc.'s Registration Statement on Form S-1 (Registration No. 33-66342).

EXHIBIT
NUMBER                            DESCRIPTION
---------                         -----------

10.14* Medical Expense Reimbursement Plan of Cole National Corporation effective as of February 1, 1992, incorporated by reference to
                Exhibit 10.13 to Cole National Group, Inc.'s Registration Statement on Form S-1 (Registration No. 33-66342).

10.15 Agreement for the Allocation of Federal Income Tax Liability and Benefits among Members of the Parent Group dated August 23, 1985, as amended, incorporated by reference to Exhibit 10.26 to Cole National Group, Inc.'s Registration Statement on Form S-1 (Registration No. 33-66342).

10.16 Assignment and Assumption Agreement dated as of September 30, 1993 between the Company and Cole National Group, incorporated by reference to Exhibit 10.24 of Cole National Corporation's Annual Report on Form 10-K for the year ended February 3, 1996 (File No. 1-12814).

10.17 Lease Agreement (Knoxville) dated as of November 28, 1979 by and between Tommy Hensley, as agent for the real property of Mrs. Don Siegel and Cole Vision Corporation, as amended and supplemented, incorporated by reference to Exhibit 10.15 to Cole National Group, Inc.'s Registration Statement on Form S-1 (Registration No. 33-66342).

10.18 Lease Agreement (Memphis) dated as of October 2, 1991 by and between Shelby Distribution Park and Cole Vision Corporation, incorporated by reference to Exhibit 10.16 to Cole National Group, Inc.'s Registration Statement on Form S-1 (Registration No. 33-66342).

10.19 Lease Agreement (Richmond) dated as of April 23, 1982 by and between Daniel, Daniel & Daniel and Cole Vision Corporation, as amended and supplemented, incorporated by reference to Exhibit
                10.17 to Cole National Group, Inc.'s Registration Statement on Form S-1 (Registration No. 33-66342).

10.20 Lease for Multi-Tenancy Space (Salt Lake) dated as of October 30, 1981 by and between East Centennial Joint Venture and Cole Vision Corporation, as amended and supplemented, incorporated by reference to Exhibit 10.18 to Cole National Group, Inc.'s Registration Statement on Form S-1 (Registration No. 33-66342).

10.21 Lease Agreement (Knoxville) dated as of April 11, 1995 by and between Richard T. Fox and Cole Vision Corporation, incorporated by reference to Exhibit 10.29 of Cole National Corporation's Annual Report on Form 10-K for the year ended February 3, 1996 (File No. 1-12814).

10.22 Form of Lease Agreement Finite 19518 dated as of December 29, 1988 between Sears, Roebuck and Co. and Cole Vision Corporation, incorporated by reference to Exhibit 10.23 to Cole National Group, Inc.'s Registration Statement on Form S-1 (Registration No. 33-66342).

10.23 Master License Agreement dated as of October 2, 1986, between Montgomery Ward & Co., Incorporated and Cole Vision Corporation, as amended, incorporated by reference to Exhibit 10.21 to Cole National Group, Inc.'s Registration Statement on Form S-1 (Registration No. 33-66342).

EXHIBIT
NUMBER                            DESCRIPTION
--------                          -----------

10.24 Master License Agreement dated as of June 12, 1986, between Montgomery Ward & Co., Incorporated and Bay Cities Optical Company, as amended, incorporated by reference to Exhibit 10.22 to Cole National Group, Inc.'s Registration Statement on Form S-1 (Registration No. 33-66342).

10.25 Form of License Agreement (Optical), incorporated by reference to Exhibit 10.24 to Cole National Group, Inc.'s Registration Statement on Form S-1 (Registration No. 33-66342).

10.26 Form of License/Lease Agreement (Optical), incorporated by reference to Exhibit 10.25 to Cole National Group, Inc.'s Registration Statement on Form S-1 (Registration No. 33-66342).

10.27 Form of Indemnification Agreement for Directors of Cole National Corporation, incorporated by reference to Exhibit 10.19 to Cole National Group, Inc.'s Registration Statement on Form S-1 (Registration No. 33-66342).

10.28 Form of Indemnification Agreement for Officers of Cole National Corporation, incorporated by reference to Exhibit 10.20 to Cole National Group, Inc.'s Registration Statement on Form S-1 (Registration No. 33-66342).

10.29* Supplemental Retirement Benefit Plan of Cole National Corporation, incorporated by reference to Exhibit 10.38 to Cole National Corporation's Registration Statement on Form S-1 (Registration No. 33-74228).

10.30* Supplemental Pension Plan of Cole National Corporation, incorporated by reference to Exhibit 10.48 to Cole National Corporation 's Registration Statement on Form S-1 (Registration No. 33-74228).

10.31 Warrant Agreement dated as of September 25, 1990 between Cole National Corporation and the purchasers named therein, incorporated by reference to Exhibit 10.36 to Cole National Corporation 's Registration Statement on Form S-1 (Registration No. 33-74228).

10.32 Lease agreement (Salt Lake) dated as of November 1, 1996 by and between Gibbons Realty Company and Cole Vision Corporation, incorporated by reference to Exhibit 10.01 of Cole National Corporations Quarterly Report on Form 10-Q for the period ended November 2, 1996 (File No. 1-12814).

10.33 Credit Agreement, dated as of November 15, 1996, among Cole Vision Corporation, Things Remembered, Inc., Cole Gift Centers, Inc., Pearle, Inc. and Pearle Service Corporation and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit
                99.1 of Cole National Corporation's Report on Form 8-K, filed with the Commission on December 2, 1996 (File No. 1-12814).

10.34 First Amendment to the Credit Agreement, dated as of January 13, 1997, among Cole Vision Corporation, Things Remembered, Inc., Cole Gift Centers, Inc., Pearle, Inc., and Pearle Service Corporation and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.33 of Cole National Group, Inc.'s Registration Statement on Form S-1 (Registration No. 333-34963).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------

10.35 Second Amendment to Credit Agreement, dated as of August 8, 1997, among Cole Vision Corporation, Things Remembered, Inc., Cole Gift Centers, Inc., Pearle, Inc. and Pearle Service Corporation and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.34 of the Cole National Group, Inc.'s Registration Statement on Form S-1 (Registration No. 333-34963).

10.36 Cole National Group, Inc. Guarantee and Cash Collateral Agreement, dated as of November 15, 1996, by the Company and Cole National Corporation, incorporated by reference to Exhibit
                99.3 of Cole National Corporation's Report on Form 8-K, filed with the Commission on December 2, 1996 (File No. 1-12814).

10.37 Guarantee and Collateral Agreement dated as of November 15, 1996, by Cole Vision Corporation, Things Remembered, Inc., Cole Gift Centers, Inc., Pearle, Inc. and Pearle Service Corporation and Canadian Imperial Bank of Commerce, Incorporated by reference to Exhibit 99.4 of Cole National Corporation's Report on Form 8-K, filed with the Commission on December 2, 1996 (File No. 1-12814).

10.38 Form of Cole National Corporation 401(k) Savings Plan, incorporated by reference to Exhibit 4.1 of Cole National Corporation's Registration Statement on Form S-8, filed with the Commission on November 20, 1997 (Registration No. 333-40609).

10.39*          Agreement, dated August 4, 1997, between the Company and Leslie
                D. Dunn regarding termination of employment, incorporated by reference to Exhibit 10.37 of Cole National Group, Inc.'s Registration Statement on Form S-1 (Registration No. 333-34963).

10.40* Form of Cole National Corporation Non Qualified Stock Option Agreement (Non employee Directors), incorporated by reference to
                Exhibit 10.5 of Cole National Corporation's Quarterly Report on Form 10-Q for the period ended August 2, 1997 (File No. 1-12814).

10.41* Form of Cole National Corporation Non Employee Director Equity and Deferred Compensation Plan, incorporated by reference to Exhibit B to Cole National Corporation's definitive Proxy Statement dated May 6, 1997 (File No. 1-12814).

10.42* Form of Cole National Corporation Non Employee Director Equity and Deferred Compensation Plan Participation Agreement Plan Year 1997, incorporated by reference to Exhibit 10.7 of Cole National Corporation's Quarterly Report on Form 10-Q for the period ended August 2, 1997 (File No. 1-2814).

10.43 Form of Cole National Corporation's 1998 Equity and Performance Incentive Plan, incorporated by reference to Exhibit A to Cole National Corporation's definitive Proxy Statement dated May 1, 1998 (File No. 1-12814).

10.44 Third Amendment to the Credit Agreement, dated as of May 15, 1998, among Cole Vision Corporation and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.1 of Cole National Corporation's Quarterly Report on Form 10-Q for the period ended May 2, 1998 (File No. 1-12814).

10.45 Fourth Amendment to the Credit Agreement, dated as of March 5, 1999, among Cole Vision Corporation, Things Remembered, Inc. and Pearle, Inc., and Canadian Imperial Bank of Commerce.

    EXHIBIT
    NUMBER                        DESCRIPTION
    --------                      --------------
10.46* Nonqualified Stock Option Agreement between Cole National Corporation and Jeffrey A. Cole dated as of December 17, 1998.

10.47* Nonqualified Stock Option Agreement between Cole National Corporation and Brian B. Smith dated as of December 17, 1998.

10.48* Form of Nonqualified Stock Option Agreement for Executive Officers (other than Messrs. Cole and Smith) under the Cole National Corporation 1998 Equity Performance and Incentive Plan.

10.49* Restricted Stock Agreement between Cole National Corporation and Jeffrey A. Cole dated as of December 17, 1998.

10.50* Restricted Stock Agreement between Cole National Corporation and Brian B. Smith dated as of December 17, 1998.

10.51* Cole National Group, Inc. 1999 Supplemental Retirement Benefit Plan dated as of December 17, 1998.

10.52* Instrument Designating Participants of the Cole National Group, Inc. 1999 Supplemental Retirement Benefit Plan dated December 17, 1998.

10.53* Cole National Group, Inc. Deferred Compensation Plan effective as of February 1, 1999.

10.54* Amendment No. 1, dated as of December 17, 1998, to the Cole National Group, Inc. Supplemental Pension Plan.

21              Subsidiaries of Cole National Corporation.

24              Power(s) of Attorney.

27              Financial Data Schedule.

* Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K.