Form 10-Q
period 1999-05-01
COLE NATIONAL CORP /DE/
filed 1999-06-14
CIK 769644

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the quarterly period ended May 1, 1999, or

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from _________ to __________.


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

As of May 24, 1999, 14,850,743 shares of the registrant's common stock were outstanding.

================================================================================

================================================================================

                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                           QUARTER ENDED MAY 1, 1999
                                     INDEX

                                                                        Page No.
PART I.  FINANCIAL INFORMATION

         Item 1.  Financia1 Statements

                  Consolidated Balance Sheets as of May 1, 1999
                  and January 30, 1999....................................1

                  Consolidated Statements of Operation. for the 13
                  weeks ended May 1, 1999 and May 2, 1998.................2

                  Consolidated Statements of Cash Flows for the 13
                  weeks ended May 1, 1999 and May 2, 1998.................3

                  Notes to Consolidated Financia1 Statements..............4

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...........6 - 9

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk.............................................9


PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K........................10

================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in thousands)


                                                           May 1,         January 30,
                                                           1999             1999
                                                         --------          --------
Assets
------
Current assets:
  Cash and temporary cash investments                    $ 25,009          $ 51,057
  Accounts receivable, less allowance for
    doubtful accounts of $7,754 in 1999 and
    $7,189 in 1998                                         50,365            45,561
  Current portion of notes receivable                       3,425             2,707
  Refundable income taxes                                   9,556             9,556
  Inventories                                             128,039           119,881
  Prepaid expenses and other                                5,780             8,582
  Deferred income tax benefits                             14,048            14,048
                                                         --------          --------
      Total current assets                                236,222           251,392

Property and equipment, at cost                           265,188           261,605
  Less-accumulated depreciation and amortization         (139,238)         (135,731)
                                                         --------          --------
      Total property and equipment, net                   125,950           125,874

Other assets:
  Notes receivable, excluding current portion              30,194            32,039
  Deferred income taxes and other assets                   60,132            59,021
  Intangible assets, net                                  158,450           159,698
                                                         --------          --------
      Total assets                                       $610,948          $628,024
                                                         ========          ========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Current portion of long-term debt                      $  1,564          $  1,497
  Accounts payable                                         61,849            73,065
  Accrued interest                                          7,153             6,216
  Accrued liabilities                                      91,418           101,791
  Accrued income taxes                                      1,805               128
                                                         --------          --------
    Total current liabilities                             163,789           182,697

Long-term debt, net of discount and current portion       285,629           276,013

Other long-term liabilities                                13,616            23,954

Stockholders' equity                                      147,914           145,360
                                                         --------          --------
    Total liabilities and stockholders' equity           $610,948          $628,024
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



                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                               13 Weeks Ended
                                                         --------------------------
                                                           May 1,           May 2,
                                                           1999              1998
                                                         --------          --------
Net revenue                                             $ 266,632         $ 271,828

Costs and expenses:
  Cost of goods sold                                       87,298            90,289
  Operating expenses                                      158,960           156,318
  Depreciation and amortization                             9,134             8,398
                                                         --------          --------
    Total costs and expenses                              255,392           255,005
                                                         --------          --------

Operating income                                           11,240            16,823

Interest and other (income) expense, net                    6,089             6,287
                                                         --------          --------

Income before income taxes                                  5,151            10,536

Income tax provision                                        2,112             4,424
                                                         --------          --------

Net income                                              $   3,039         $   6,112
                                                         ========          ========

Earnings per common share:
  Basic-                                                $     .20         $     .41
  Diluted-                                              $     .20         $     .40


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH PLOWS
                                  (Unaudited)
                             (Dollars in thousands)

                                                                         13 Weeks Ended
                                                                   --------------------------
                                                                     May 1,           May 2,
                                                                     1999              1998
                                                                   --------          --------
Cash flows from operating activities:
  Net income                                                       $  3,039          $  6,112
  Adjustments to reconcile net income to net cash used by
    operating activities:
      Depreciation and amortization                                   9,134             8,398
      Amortization of restricted stock awards                           132                 -
      Non-cash interest, net                                           (260)             (226)
      Change in assets and liabilities:
        Increase in accounts and notes receivable, prepaid
          expenses and other assets                                  (1,646)           (1,957)
        Increase in inventories                                      (8,158)           (1,502)
        Decrease in accounts payable, accrued liabilities
          and other liabilities                                     (20,720)          (22,686)
        Increase in accrued interest                                    937               820
        Increase in accrued, refundable and deferred
          income taxes                                                1,677             3,464
                                                                   --------          --------
          Net cash used by operating activities                     (15,865)           (7,577)
                                                                   --------          --------

Cash flows from investing activities:
  Purchases of property and equipment, net                           (6,621)           (5,973)
  Systems development costs                                          (3,328)           (6,332)
  Investment in Pearle Europe                                             -           (10,296)
  Other, net                                                           (148)             (678)
                                                                   --------          --------
          Net cash used by investing activities                     (10,097)          (23,279)
                                                                   --------          --------

Cash flows from financing activities:
  Repayment of long-term debt                                          (346)             (335)
  Net proceeds from exercise of stock options and warrants              153               818
  Common stock repurchased                                             (327)                -
  Other, net                                                            434                27
                                                                   --------          --------
          Net cash provided (used) by financing activities              (86)              510
                                                                   --------          --------

Cash and temporary cash investments:
  Net decrease during the period                                    (26,048)          (30,346)
  Balance, beginning of the period                                   51,057            68,053
                                                                   --------          --------
  Balance, end of the period                                       $ 25,009          $ 37,707
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

                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

(1)      Basis of Presentation and Accounting Policies

         The consolidated financial statements include the accounts of Cole National Corporation and its wholly owned subsidiaries, including Cole National Group, Inc. and its wholly owned subsidiaries (collectively, the "Company"). All significant intercompany transactions have been eliminated in consolidation.

         The accompanying consolidated financial statements have been prepared without audit and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures herein are adequate to make the information not misleading. Results for interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with Cole National Corporation's consolidated financial statements for the fiscal year ended January 30, 1999.

         In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of May 1, 1999 and the results of operations and cash flows for the 13 weeks ended May 1, 1999 and May 2, 1998.

         Inventories

         The accompanying interim consolidated financial statements have been prepared without physical inventories.

         Cash Flows

         Net cash flows from operating activities reflect cash payments for income taxes and interest of $234,000 and $5,620,000, respectively, for the 13 weeks ended May 1, 1999, and $443,000 and $5,838,000, respectively, for the 13 weeks ended May 2, 1998.

         Earnings Per Share

         Earnings per share for the 13 weeks ended May 1, 1999 and May 2, 1998 have been calculated based on the following weighted average number of common shares and equivalents outstanding:

                              1999                      1998
                           ----------                ----------
         Basic             14,869,996                14,754,887
         Diluted           15,068,447                15,277,070

(2)      Restructuring Charge

         In the fourth quarter of fiscal 1998, the Company recorded a restructuring charge related to Pearle's operations. The Company's restructuring plan, which included the closing of certain unprofitable stores during fiscal 1999 and removing surfacing equipment from certain in-store full service labs through the second quarter of 2000, is proceeding as planned. The estimated costs of the restructuring are expected to approximate original estimates. During the first quarter of fiscal 1999, the Company closed 6 stores and no in-store labs. The restructuring reserves remaining at January 30, 1959 were $7.1 million, of which approximately $3.4 million were paid in the first quarter of fiscal 1999. The remaining reserve at May 1, 1999 of $3.7 million is expected to be paid through the fourth quarter of fiscal 1999.

(3)      Long Term Debt

         In the fourth quarter of fiscal 1998, the Company entered into an irrevocable commitment to contribute $10,000,000 to a leading medical institution, supporting the development of a premier eye care research and surgical facility.

         On April 23, 1999, the Company issued a $10,000,000 promissory note bearing interest at 5% per annum in recognition of the commitment. Prior to this, the obligation was classified with other long-term liabilities in the consolidated balance sheet. The note requires a $5,000,000 principal payment to be made on April 23, 2004, and principal payments in the amount of $1,000,000 to be made on the anniversary date of the note each successive year through 2009. Interest will be paid at the end of each year for the first 5 years, and thereafter with each payment of principal.

(4)      Segment Information

         Information on the Company's reportable segments is as follows (000's omitted):

                                                          13 weeks Ended
                                                  ------------------------------
                                                  May 1, 1999       May 2, 1998
                                                  -----------       -----------
Net revenue:
  Cole Vision                                     $   218,231       $   226,100
  Things Remembered                                    48,401            45,728
                                                  -----------       -----------
    Consolidated net revenue                      $   266,632       $   271,828
                                                  ===========       ===========

Income or loss;
  Cole Vision                                     $    14,327       $    20,856
  Things Remembered                                    (1,341)           (2,627)
                                                  -----------       -----------
    Total segment profit                               12,986            18,229

Unallocated amounts:
  Corporate expenses                                   (1,746)           (1,406)
                                                  -----------       -----------
    Consolidated operating income                      11,240            16,823
Interest and other expense, net                        (6,089)           (6,287)
                                                  -----------       -----------
  Income before income taxes                      $     5,151       $    10,536
                                                  ===========       ===========

(5)      Reclassifications

         Certain 1998 amounts have been reclassified to conform with the 1999 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         The following is a discussion of certain factors affecting Cole National Corporation's results of operations for the 13 week periods ended
May 1, 1999 and May 2, 1998 (the Company's first quarter) and its liquidity and capital resources. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this filing and the audited financial statements for the fiscal year ended January 30, 1999 included in the annual report on Form 10-K.

         Fiscal years end on the Saturday closest to January 31 and are identified according to the calendar year in which they begin. For example, the fiscal year ended January 30, 1999 is referred to as "fiscal 1998." The current fiscal year, which will end January 29, 2000, is referred to as "fiscal 1999."


Results of Operations


         Net revenue for the first quarter of fiscal 1999 decreased 1.9% to $266.6 million from $271.8 million for the same period in fiscal 1998. The decrease was primarily attributable to a consolidated comparable store sales decrease of 3.1%, partially offset by the growth in number of locations. At Cole Vision, comparable store sales decreased 4.8% and 7.4% at Cole Licensed Brands and Pearle, respectively. Cole Vision's sales were negatively impacted by a competitive promotional environment that began as a result of slowing growth in the retail optical market in 1998. This coincided with a marketing change to a long-term, brand-building position at Pearle. First quarter sales comparisons for Pearle were also impacted by higher advertising expenditures during the same period a year ago. This promotional environment also had a negative impact on Cole Licensed Brands and on the rate of growth in managed vision care retail sales. The Cole Vision sales decrease reflected a decrease in the number of transactions, as the average selling price was essentially flat between years. At Things Remembered, the comparable store sales increase of 7.1% reflected increased sales of additional personalization and new merchandise at higher average unit retails, along with the benefits from marketing directly to its existing customer base. The number of transactions was similar to a year ago. At May 1, 1999, the Company had 2,883 retail locations, including 817 Things Remembered stores, 1,185 Cole Licensed Brands locations and 881 Pearle stores, of which 412 were franchised locations, compared to 2,832 retail locations at May 2, 1998.

         Gross profit decreased 1.2% to $179.3 million in the first quarter of fiscal 1999 from $181.5 million in the same period last year. The gross profit decrease wag primarily attributable to the lower revenue at Cole Vision, partially offset by the revenue increase at Things Remembered. Gross margins for the first quarter of fiscal 1999 and fiscal 1998 were 67.3% and 66.8%, respectively. Gross margin at Cole Vision improved slightly, by 0.2 percentage points in fiscal 1999 compared to the first quarter last year. Gross margin at Things Remembered improved 1.3 percentage points reflecting increased sales of additional personalization, improved margins on new products and lower sales of clearance merchandise.

         Operating expenses increased 1.7% to $159.0 million in the first quarter of fiscal 1999 from $156.3 million in fiscal 1998, and as a percentage of revenue, operating expenses increased to 59.6% in fiscal 1999 from 57.5% in fiscal 1998.

The unfavorable leverage was primarily attributable to a 1.2 percentage point increase in payroll costs, a 1.0 percentage point increase in information systems costs and a 0.5 percentage point increase in managed vision care expenses, partially offset by a 0.6 percentage point decrease in advertising costs. The unfavorable payroll leverage was due to the comparable store sales decrease at Cole Vision and to staffing increases in managed vision care and information systems. The increase in managed vision care expenses was primarily attributable to growth in call and claims volumes associated with an increase in sponsor-funded programs. The improved leverage in advertising was largely due to lower advertising expenditures at Pearle in the first quarter of fiscal 1999. Fiscal 1999 depreciation and amortization expense of $9.1 million was $0.7 million more than fiscal 1998 reflecting an increase in amortization of deferred systems development and software costs.

         See the notes to consolidated financial statements for information on the status of the Company's restructuring charge recorded in the fourth quarter of fiscal 1998.

         Income from operations decreased 33.2% to $11.2 million for the first quarter of fiscal 1999 from $16.8 million for the same period a year ago, primarily the result of the decrease in net revenue and the increase in operating expenses and depreciation and amortization.

         Net interest and other expense decreased slightly from the first quarter of fiscal 1998 to $6.1 million in the first quarter of fiscal 1999. An income tax provision was recorded in the first quarter of fiscal 1999 and fiscal 1998 using the Company's estimated annual effective tax rate of 41% and 42%, respectively. The reduction in the rate reflects the full year effective rate realized in fiscal 1998.

         Net income decreased to $3.0 million for the first quarter of fiscal 1999 from $6.1 million for the first quarter of fiscal 1998. The decrease was primarily due to the decrease in income from operations, offset in part by the lower interest expense and the lower effective tax rate.

Liquidity and Capital Resources

         The Company's primary source of liquidity is funds provided from operations of its operating subsidiaries. In addition, its wholly-owned subsidiary, Cole National Group, Inc., and its operating subsidiaries have available to them working capital commitments of $75.0 million, reduced by commitments under letters of credit, under a credit facility. There were no working capital borrowings outstanding at any time during the first quarter of fiscal 1999 and 1998.

         Operations for the first quarter used $15.9 million of cash in fiscal 1999 compared to $7.6 million in fiscal 1998. The primary reasons for the additional $8.3 million in cash used by operations were a $6.7 million larger increase in inventories in fiscal 1999 and the decrease in income from operations.

         Cash used by investing activities included capital additions of $6.6 million and $6.0 million for the first quarter of fiscal 1999 and fiscal 1998, respectively. The majority of capital expenditures were for store fixtures, equipment and leasehold improvements for new stores and the remodeling of existing stores. Investments in systems development costs totaled $3.3 and $6.3 million in the first quarter of fiscal 1999 and fiscal 1998, respectively. In February 1998, the Company repaid a $3.2 million note payable to a subsidiary of Pearle Europe B.V. (Pearle Europe) and invested an additional $7.2 million in the form of 8% shareholder loans to Pearle Europe in connection with Pearle Europe's acquisition of two optical operations in Germany and Austria.

         The Company believes that funds provided from operations, along with funds available under the credit facility, will provide adequate sources of liquidity to allow its operating subsidiaries to continue to expand the number of stores and to fund capital expenditures and systems development costs.


Year 2000

         The Company is proceeding with the implementation of its Year 2000 Readiness Program, including ascertaining Year 2000 readiness of critical third parties. Management continues to believe that all critical programs and hardware will be Year 2000 ready, including testing, by the end of the third quarter of fiscal 1999 and expects that any necessary contingency plans will be completed at that time.

         Management continues to estimate the total cost of the Year 2000 Readiness Program will be approximately $3.5 million, including $0.3 million of new hardware and software that will be capitalized. The remaining $3.2 million is being expensed as incurred (approximately $2.4 million in fiscal 1998 and $0.8 million in fiscal 1999, including $0.3 million during the first quarter). These costs include only external costs as internal costs, which consist primarily of payroll-related costs of employees, are not tracked separately for the Year 2000 Readiness Program. The estimate of external costs does not include costs associated with addressing and resolving issues as a result of the failure of third parties to become Year 2000 ready. See the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999 for further discussion of Year 2000.


Recent Developments and Forward-Looking Information

         Beginning in the second quarter of fiscal 1999, the Company intends to respond to the competitive pricing environment that exists in the retail optical market with the development and implementation of promotional messages in order to attract customers. Depending on customer response and product mix, these actions may cause a negative impact on gross margin. These actions may not significantly change the recent trend in sales and operating income for the second quarter, which are expected to be below the prior year. It is unlikely that any improvement in sales levels in the second half of the year resulting from these and other actions would be enough to realize an increase in year-over-year earnings in fiscal 1999.

         Certain sections of this Form 10-Q, including this Management's Discussion and Analysis, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those forecast due to a variety of factors that can adversely affect operating results, liquidity and financial condition such as risks associated with the timing and achievement of the continuing restructuring and improvements in the operations of the optical business, the ability of Cole National Corporation and its suppliers, host stores, and managed vision care organization partners to achieve Year 2000 readiness, the integration of acquired operations, the ability to select, stock and price merchandise attractive to customers, the implementation of its store acquisition program, economic and weather factors affecting consumer spending, operating factors affecting customer satisfaction, including manufacturing quality of optical and engraved goods, the relationships with host stores and franchisees, the mix of goods sold, pricing and other competitive factors, and the seasonality of the business. Forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting Cole National Corporation. All forward-looking statements involve risk and uncertainty.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         The Company is exposed to market risk from changes in foreign currency exchange rates, which could impact its results of operations and financial condition. Foreign exchange risk arises from the Company's exposure in fluctuations in foreign currency exchange rates because the Company's reporting currency is the United States dollar. Management seeks to minimize the exposure to foreign currency fluctuations through natural internal offsets to the fullest extent possible.

                          PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

(a) Exhibits. The following Exhibits are filed herewith and made a part hereof:

         27       Financial Data Schedule

         10.1 Restricted Stock Agreement between Cole National Corporation and George Bernstein, Jr. dated as of March 10, 1999

(b)      Reports on Form 8-K

         Report on Form 8-K dated March 5, 1999.

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


                                     Date:  June 15, 1999

                           COLE NATIONAL CORPORATION
                                   FORM 10-Q
                           QUARTER ENDED MAY 1, 1999

                                 EXHIBIT INDEX


Exhibit
Number       Description
-------      -----------
27           Financial Data Schedule

10.1         Restricted Stock Agreement between Cole National Corporation and
             George Bernstein, Jr. dated as of March 10, 1999.