Form 10-Q
period 1999-07-31
COLE NATIONAL CORP /DE/
filed 1999-09-14
CIK 769644

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


         (MARK ONE)

          X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         ---  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999,
              OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM___________ TO____________.


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

         AS OF AUGUST 23, 1999, 14,855,843 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

================================================================================

--------------------------------------------------------------------------------

                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JULY 31, 1999
                                      INDEX

                                                                                                PAGE NO.

PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  CONSOLIDATED BALANCE SHEETS AS OF JULY 31, 1999 AND JANUARY 30,
                  1999......................................................................      1

                  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE 13 AND 26 WEEKS ENDED
                  JULY 31, 1999 AND AUGUST 1, 1998..........................................      2

                  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE 26 WEEKS ENDED JULY 31,
                  1999 AND AUGUST 1, 1998...................................................      3

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................................    4 - 6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS.....................................................   7 - 10

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................     11


PART II. OTHER INFORMATION

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................     12

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................................     13


--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                        July 31,    January 30,
                                                         1999          1999
                                                       ---------    ---------
Assets
------
Current assets:
    Cash and temporary cash investments                $  25,254    $  51,057
    Accounts receivable, less allowance for
       doubtful accounts of $8,935 in 1999 and
       $7,189 in 1998                                     46,573       45,561
    Current portion of notes receivable                    3,452        2,707
    Refundable income taxes                                9,556        9,556
    Inventories                                          126,852      119,881
    Prepaid expenses and other                             8,529        8,582
    Deferred income tax benefits                          13,739       14,048
                                                       ---------    ---------
          Total current assets                           233,955      251,392
Property and equipment, at cost                          268,710      261,605
    Less-accumulated depreciation and amortization      (142,721)    (135,731)
                                                       ---------    ---------
          Total property and equipment, net              125,989      125,874
Other assets:
    Notes receivable, excluding current portion           30,892       32,039
    Deferred income taxes and other assets                62,742       59,021
    Intangible assets, net                               157,160      159,698
                                                       ---------    ---------
          Total assets                                 $ 610,738    $ 628,024
                                                       =========    =========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
    Current portion of long-term debt                  $   1,623    $   1,497
    Accounts payable                                      56,873       73,065
    Accrued interest                                       6,280        6,216
    Accrued liabilities                                   89,986      101,791
    Accrued income taxes                                   4,482          128
                                                       ---------    ---------
          Total current liabilities                      159,244      182,697

Long-term debt, net of discount and current portion      285,222      276,013

Other long-term liabilities                               14,490       23,954

Stockholders' equity                                     151,782      145,360
                                                       ---------    ---------
          Total liabilities and stockholders' equity   $ 610,738    $ 628,024
                                                       =========    =========


The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                      13 Weeks Ended         26 Weeks Ended
                                    --------------------  --------------------
                                    July 31,   August 1,  July 31,   August 1,
                                      1999       1998       1999       1998
                                    --------   --------   --------   --------

Net revenue                         $267,502   $267,611   $534,134   $539,439

Costs and expenses:
    Cost of goods sold                90,205     89,132    177,503    179,421
    Operating expenses               155,828    147,721    314,788    304,039
    Depreciation and amortization      8,797      8,091     17,931     16,489
                                    --------   --------   --------   --------
       Total costs and expenses      254,830    244,944    510,222    499,949
                                    --------   --------   --------   --------

Operating income                      12,672     22,667     23,912     39,490

Interest and other (income)
    expense, net                       5,895      6,233     11,984     12,520
                                    --------   --------   --------   --------

Income before income taxes             6,777     16,434     11,928     26,970

Income tax provision                   2,779      6,634      4,891     11,058
                                    --------   --------   --------   --------

Net income                          $  3,998   $  9,800   $  7,037   $ 15,912
                                    ========   ========   ========   ========


Earnings per common share:
    Basic-                          $    .27   $    .66   $    .47   $   1.07
    Diluted-                        $    .27   $    .64   $    .47   $   1.04

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                       26 Weeks Ended
                                                                    --------------------
                                                                    July 31,   August 1,
                                                                      1999       1998
                                                                    --------    --------
Cash flows from operating activities:
    Net income                                                      $  7,037    $ 15,912
    Adjustments to reconcile net income to net cash provided
      (used) by operating activities:
          Depreciation and amortization                               17,931      16,489
          Amortization of restricted stock awards                        271          --
          Non-cash interest, net                                        (854)       (473)
          Change in assets and liabilities:
              Decrease (increase) in accounts and notes
                 receivable, prepaid expenses and other assets           319      (5,580)
              Increase in inventories                                 (6,971)     (5,950)
              Decrease in accounts payable, accrued liabilities
                 and other liabilities                               (25,697)    (23,220)
              Increase in accrued interest                                64         207
              Increase in accrued, refundable and deferred
                 income taxes                                          4,354      10,090
                                                                    --------    --------
                 Net cash provided (used) by operating activities     (3,546)      7,475
                                                                    --------    --------

Cash flows from investing activities:
    Purchases of property and equipment, net                         (12,901)    (22,563)
    Systems development costs                                         (6,500)    (10,150)
    Investment in Pearle Europe, net                                  (1,360)     (7,152)
    Acquisitions of businesses, net                                       --      (2,923)
    Other, net                                                          (582)        402
                                                                    --------    --------
                 Net cash used by investing activities               (21,343)    (42,386)
                                                                    --------    --------

Cash flows from financing activities:
    Repayment of long-term debt                                         (710)       (682)
    Net proceeds from exercise of stock options and warrants             153       1,857
    Common stock repurchased                                            (564)         --
    Other, net                                                           207        (165)
                                                                    --------    --------
                 Net cash provided (used) by financing activities       (914)      1,010
                                                                    --------    --------

Cash and temporary cash investments:
  Net decrease during the period                                     (25,803)    (33,901)
  Balance, beginning of the period                                    51,057      68,053
                                                                    --------    --------
  Balance, end of the period                                        $ 25,254    $ 34,152
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

           In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of July 31, 1999 and the results of operations and cash flows for the 26 weeks ended July 31, 1999 and August 1, 1998.

           Inventories

           The accompanying interim consolidated financial statements have been prepared without physical inventories.

           Cash Flows

           Net cash flows from operating activities reflect cash payments for income taxes and interest of $283,000 and $13,331,000, respectively, for the 26 weeks ended July 31, 1999, and $912,000 and $13,471,000, respectively, for the 26 weeks ended August 1, 1998.

           Earnings Per Share

           Earnings per share for the 13 and 26 weeks ended July 31, 1999 and August 1, 1998 have been calculated based on the following weighted average number of common shares and equivalents outstanding:

                              13 Weeks                       26 Weeks
                     --------------------------      -------------------------
                      July 31,        August 1,       July 31,       August 1,
                        1999            1998            1999           1998
                     ----------      ----------      ----------     ----------

           Basic     14,855,657      14,881,801      14,862,827     14,818,344
           Diluted   14,874,604      15,344,539      14,971,526     15,310,805

    (2) RESTRUCTURING CHARGE

           In the fourth quarter of fiscal 1998, the Company recorded a restructuring charge related to Pearle's operations. The Company's restructuring plan, which included the closing of certain unprofitable stores during fiscal 1999 and removing surfacing equipment from certain in-store full service labs through the second quarter of 2000, is proceeding. The estimated costs of the restructuring are expected to approximate original estimates. During the first half of fiscal 1999, the Company closed a total of 17 Pearle stores and no in-store labs. The restructuring reserves remaining at January 30, 1999 were $7.1 million, of which approximately $4.9 million were paid in the first six months of fiscal 1999. The remaining reserve at July 31, 1999 of $2.2 million is expected to be paid through the fourth quarter of fiscal 1999.

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

     (4)   CREDIT FACILITY

           In August 1999, the Company's credit facility was amended and extended until January 31, 2003. Borrowings under the credit facility initially bear interest based on leverage ratios at a rate equal to, at the option of the principal operating subsidiaries of Cole National Group, either (a) the Eurodollar Rate plus 2% or (b) 1% plus the highest of (i) the prime rate, (ii) the three-week moving average of the secondary market rates for three-month certificates of deposit plus 1% and (iii) the federal funds rate plus .5%. Cole National Group pays a commitment fee of between .375% and .75% per annum on the total unused portion of the facility based on the percentage of revolving credit commitments used.

     (5)   SEGMENT INFORMATION

          Information on the Company's reportable segments is as follows (000's omitted):


                                                 13 Weeks Ended          26 Weeks Ended
                                             ----------------------    ----------------------
                                              July 31,    August 1,    July 31,     August 1,
                                                1999        1998         1999         1998
                                             ---------    ---------    ---------    ---------
       Net revenue:
           Cole Vision                       $ 198,634    $ 203,368    $ 416,865    $ 429,468
           Things Remembered                    68,868       64,243      117,269      109,971
                                             ---------    ---------    ---------    ---------
             Consolidated net revenue        $ 267,502    $ 267,611    $ 534,134    $ 539,439
                                             =========    =========    =========    =========

       Income or loss:
           Cole Vision                       $   4,077    $  15,102    $  18,404    $  35,958
           Things Remembered                    10,479        8,969        9,138        6,342
                                             ---------    ---------    ---------    ---------
             Total segment profit               14,556       24,071       27,542       42,300
       Unallocated amounts:
           Corporate expenses                   (1,884)      (1,404)      (3,630)      (2,810)
                                             ---------    ---------    ---------    ---------
             Consolidated operating income      12,672       22,667       23,912       39,490
       Interest and other expense, net          (5,895)      (6,233)     (11,984)     (12,520)
                                             ---------    ---------    ---------    ---------
             Income before income taxes      $   6,777    $  16,434    $  11,928    $  26,970
                                             =========    =========    =========    =========

    (6)    RECLASSIFICATIONS

      Certain 1998 amounts have been reclassified to conform with the 1999 presentation.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following is a discussion of certain factors affecting Cole National Corporation's results of operations for the 13 and 26 week periods ended July 31, 1999 and August 1, 1998 (the Company's second quarter and first six months) and its liquidity and capital resources. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this filing and the audited financial statements for the fiscal year ended January 30, 1999 included in the annual report on Form 10-K.

           Fiscal years end on the Saturday closest to January 31 and are identified according to the calendar year in which they begin. For example, the fiscal year ended January 30, 1999 is referred to as "fiscal 1998." The current fiscal year, which will end January 29, 2000, is referred to as "fiscal 1999."

    RESULTS OF OPERATIONS

           The following table sets forth certain operating information for the second quarter and first six months of fiscal 1999 and fiscal 1998 (dollars in millions):

                                       Second Quarter               First Six Months
                                ---------------------------  ---------------------------
                                 Fiscal    Fiscal             Fiscal     Fiscal
                                  1999      1998     Change    1999       1998    Change
                                  ----      ----     ------    ----       ----    ------

Net Revenue-
  Cole Vision                   $  198.6  $  203.4    (2.3%) $  416.8  $  429.4    (2.9%)
  Things Remembered                 68.9      64.2     7.2%     117.3     110.0     6.6%
                                --------  --------           --------  --------
    Total net revenue           $  267.5  $  267.6     0.0%  $  534.1  $  539.4    (1.0%)

Gross profit                    $  177.3  $  178.5    (0.7%) $  356.6  $  360.0    (0.9%)
Operating expenses                 155.8     147.7     5.5%     314.8     304.0     3.5%
Depreciation & amortization          8.8       8.1     8.7%      17.9      16.5     8.7%
                                --------  --------           --------  --------
    Operating income            $   12.7  $   22.7   (44.1%) $   23.9  $   39.5   (39.4%)
                                ========  ========           ========  ========


Percentage of Net Revenue-
  Gross margin                      66.3%     66.7%   (0.4)      66.8%     66.7%    0.1
  Operating expenses                58.3      55.2     3.1       58.9      56.4     2.5
  Depreciation & amortization        3.3       3.0     0.3        3.4       3.0     0.4
                                --------  --------           --------  --------
    Operating income                 4.7%      8.5%   (3.8)       4.5%      7.3%   (2.8)
                                ========  ========           ========  ========


Number of Retail Locations
  at the End of the Period-
    Cole Licensed Brands           1,176     1,161
    Pearle company-owned             462       461
    Pearle franchised                418       403
                                --------  --------
      Total Cole Vision            2,056     2,025
    Things Remembered                810       823
                                --------  --------
      Total Cole National          2,866     2,848
                                ========  ========


           The softness in net revenue for the second quarter and first six months of fiscal 1999 was primarily attributable to decreases in consolidated comparable store sales, partially offset by growth in the number of locations since last year. Changes in comparable store sales by business were:

                                             Second Quarter     First Six Months
                                             --------------     ----------------

           Cole Licensed Brands (U.S.)            (4.5%)             (4.7%)
           Pearle company-owned (U.S.)            (4.0%)             (5.9%)
              Total Cole Vision                   (4.0%)             (4.8%)
           Things Remembered                       6.9%               7.0%
              Total Cole National                 (1.0%)             (2.0%)

    Sales at Cole Licensed Brands were negatively impacted by a competitive promotional environment to which Cole began responding at the end of the second quarter. This response produced an improvement in the sales trend during the last two weeks of the quarter. Sales at Pearle were impacted by the competitive promotional environment and Pearle's focus on long-term, brand-building in its advertising campaign, as well as operating issues the company is actively addressing. During the second quarter, Pearle refocused its marketing efforts to become more promotional, resulting in an improved trend in comparable store sales as compared to the first quarter. The second quarter sales decrease at Cole Vision reflected a decline in the number of spectacles sold as well as a lower average selling price for contact lenses at Cole Licensed Brands and a reduction in the average transaction amount at Pearle due to a change in promotions between years. At Things Remembered, the comparable store sales increase reflected increased sales of additional personalization and new merchandise at higher average unit retails, along with the benefits from marketing directly to its existing customer base. The number of transactions at Things Remembered in the second quarter was essentially flat compared to a year ago. During the first six months of fiscal 1999, Cole National Corporation opened 52 new locations and closed 70 locations.

           The gross profit decreases for the second quarter and first six months of fiscal 1999 compared to those same periods in fiscal 1998 were primarily attributable to the lower revenue at Cole Vision, partially offset by the revenue increase at Things Remembered. Gross margin at Cole Vision declined 0.9 and 0.4 percentage points in the second quarter and first six months of fiscal 1999, respectively, compared to the same periods last year. The lower gross margin at Cole Vision was due in part to the impact of lower contact lens margins in the second quarter. Gross margin at Things Remembered improved 0.7 and 1.3 percentage points in the second quarter and first six months of fiscal 1999, respectively, reflecting increased sales of additional personalization and higher margins from new products.

           The unfavorable leverage in operating expenses in the second quarter was primarily attributable to a 1.2 percentage point increase in payroll costs, a 1.4 percentage point increase in net advertising expenditures and a
    0.7 percentage point increase in managed vision care expenses. The unfavorable leverage for the first six months was primarily attributable to a 1.2 percentage point increase in payroll costs, a 0.4 percentage point increase in net advertising expenditures and a 0.6 percentage point increase in managed vision care expenses. The unfavorable payroll leverages were due to the comparable store sales decreases at Cole Vision and to staffing increases in managed vision care and information systems, partly offset by payroll leverage gains on the sales increases at Things Remembered. The unfavorable advertising leverage was largely due to increased advertising at Cole Vision in the second quarter of fiscal 1999 in response to the competitive pricing environment. The increases in managed vision care expenses were primarily attributable to growth in call and claims volumes associated with increases in sponsor-funded programs. The depreciation and amortization expense increases were primarily attributable to the increases in amortization of systems development and software costs.

           See the notes to consolidated financial statements for information on the status of the Company's restructuring charge recorded in the fourth quarter of fiscal 1998.

           The decreases in income from operations were primarily the result of the decreases in net revenue and gross profit, and the increases in operating expenses and depreciation and amortization. Net interest and other expense in fiscal 1999 decreased slightly from the second quarter and first six months of fiscal 1998. An income tax provision was recorded in the first six months of fiscal 1999 and fiscal 1998 using the Company's estimated annual effective tax rate of 41% in both years.

    LIQUIDITY AND CAPITAL RESOURCES

           The Company's primary source of liquidity is funds provided from operations of its operating subsidiaries. In addition, its wholly-owned subsidiary, Cole National Group, Inc., and its operating subsidiaries have available to them working capital commitments of $75.0 million, reduced by commitments under letters of credit, under a credit facility that was recently extended through January 2003. There were no working capital borrowings outstanding at any time during the first six months of fiscal 1999 and 1998. As of July 31, 1999, availability under the credit facility totaled $59.8 million, after reduction for commitments under outstanding letters of credit.

           Operations for the first six months used $3.5 million of cash in fiscal 1999 compared to cash provided of $7.5 million in fiscal 1998. The primary reason for the additional $11.0 million in cash used by operations was the decrease in operating income in fiscal 1999, partially offset by not having the increase in accounts and notes receivable, prepaid expenses and other assets that was experienced in fiscal 1998.

           Cash used by investing activities included capital additions of $12.9 million and $22.6 million for the first six months of fiscal 1999 and fiscal 1998, respectively. The majority of capital expenditures were for store fixtures, equipment and leasehold improvements for new stores and the remodeling of existing stores. Capital expenditures in fiscal 1998 also included $9.5 million to purchase the office building now occupied by Cole Vision. Investments in systems development costs totaled $6.5 million and $10.2 million in the first six months of fiscal 1999 and fiscal 1998, respectively. In July 1999, the Company invested an additional $1.2 million in the form of 9% shareholder loans to Pearle Europe B.V. (Pearle Europe) and $0.2 million in additional equity in connection with Pearle Europe's acquisition of a retail optical chain in Italy. In February 1998, the Company repaid a $3.2 million note payable to a subsidiary of Pearle Europe and invested an additional $7.2 million in the form of 8% shareholder loans to Pearle Europe in connection with Pearle Europe's acquisition of optical operations in Germany and Austria.

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

           Management estimates the total cost of the Year 2000 Readiness Program will be approximately $3.6 million, including $0.3 million of new hardware and software that has been capitalized. The remaining $3.3 million is being expensed as incurred (approximately $2.4 million in fiscal 1998 and $0.9 million in fiscal 1999, including $0.5 million during the first six months). These costs include only external costs as internal costs, which consist primarily of payroll-related costs of employees, are not tracked separately for the Year 2000 Readiness Program. The estimate of external costs does not include costs associated with addressing and resolving issues as a result of the failure of third parties to become Year 2000 ready. See the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999 for further discussion of Year 2000.

    RECENT DEVELOPMENTS AND FORWARD-LOOKING INFORMATION

           In the second half of fiscal 1999, the Company will continue to respond to the competitive pricing environment that exists in the retail optical market with the development and implementation of promotional messages in order to attract customers and improve comparable store sales. These actions may cause a negative impact on gross margin and may not significantly improve the recent trend in sales for the remainder of the year. Operating income for the second half of fiscal 1999 is expected to be below the same period of the prior year.

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

                           PART II - OTHER INFORMATION

    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On June 10, 1999, the Company held its annual meeting of stockholders. At that meeting, the stockholders elected seven directors to serve until the next annual meeting of stockholders, approved the 1999 Employee Stock Purchase Plan, approved the amended 1998 Equity and Performance Incentive Plan ("Omnibus Plan"), and confirmed the appointment of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending January 29, 2000.

           Of the total eligible votes of 14,879,243, stockholders cast votes of 13,813,321 or 92.84% of the total eligible votes. The votes cast for the aforementioned matters were as follows:

           1)   Election of Directors

                                                                             Abstentions
                                                                            and/or Broker
                                              For             Withheld        non-votes
                                           ----------         --------        ---------
                Jeffrey A. Cole            13,243,549          569,772            0
                Timothy F. Finley          13,248,647          564,674            0
                Irwin W. Gold              13,250,382          562,939            0
                Peter V. Handal            13,248,832          564,489            0
                Charles A. Ratner          13,249,972          563,349            0
                Walter J. Salmon           13,249,882          563,439            0
                Brian B. Smith             13,244,559          568,762            0

           2)   1999 Employee Stock Purchase Plan

                                                                             Abstentions
                                                                            and/or Broker
                                              For             Withheld        non-votes
                                           ----------         --------        ---------
                Approval of Plan           13,449,128          359,054         5,139

           3)   Amendments to the 1998 Equity and Performance Incentive Plan ("Omnibus Plan")

                                                                             Abstentions
                                                                            and/or Broker
                                              For             Withheld        non-votes
                                           ----------         --------        ---------
                Approval of Plan           12,176,185        1,632,283         4,853

           4)   Confirmation of Independent Auditors

                                                                             Abstentions
                                                                            and/or Broker
                                              For             Withheld        non-votes
                                           ----------         --------        ---------
                Arthur Andersen LLP        13,560,912          250,310         2,099


    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits. The following Exhibits are filed herewith and made a part hereof:

         27       Financial Data Schedule

         10.1 Fifth Amendment to the Credit Agreement, dated as of August 20, 1999, among Cole Vision Corporation, Things Remembered, Inc., and Pearle Inc. and Canadian Imperial Bank of Commerce.

    (b)      Report on Form 8-K

         The Company has not filed any reports on Form 8-K for the quarterly period ended July 31, 1999.

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

                            Date: September 14, 1999

                            COLE NATIONAL CORPORATION
                                    FORM 10-Q
                           QUARTER ENDED JULY 31, 1999

                                  EXHIBIT INDEX



    Exhibit
    Number        Description
    ------        -----------

    27            Financial Data Schedule

    10.1 Fifth Amendment to the Credit Agreement, dated as of August 20, 1999, among Cole Vision Corporation, Things Remembered, Inc., and Pearle Inc. and Canadian Imperial Bank of Commerce.