Form 10-Q
period 1999-10-30
COLE NATIONAL CORP /DE/
filed 1999-12-03
CIK 769644

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


         (MARK ONE)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 30, 1999, OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_________TO_________.


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

         AS OF NOVEMBER 15, 1999, 14,858,993 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.


===============================================================================

--------------------------------------------------------------------------------

                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                         QUARTER ENDED OCTOBER 30, 1999
                                      INDEX

                                                                        PAGE NO.

PART I.  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

                 CONSOLIDATED BALANCE SHEETS AS OF OCTOBER 30, 1999
                 AND JANUARY 30, 1999...................................   1

                 CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE 13
                 AND 39 WEEKS ENDED OCTOBER 30, 1999 AND
                 OCTOBER 31, 1998.......................................   2

                 CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE 39
                 WEEKS ENDED OCTOBER 30, 1999 AND OCTOBER 31, 1998......   3

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............. 4 - 6

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......... 7 - 11

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISK............................................  12


PART II. OTHER INFORMATION


         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.......................  13


--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                         October 30,    January 30,
                                                            1999           1999
                                                         -----------    -----------
ASSETS
Current assets:
    Cash and temporary cash investments                  $  22,793      $  51,057
    Accounts receivable, less allowance for
       doubtful accounts of $8,421 in 1999 and
       $7,189 in 1998                                       47,404         45,561
    Current portion of notes receivable                      4,386          2,707
    Refundable income taxes                                    665          9,556
    Inventories                                            133,849        119,881
    Prepaid expenses and other                               5,145          8,582
    Deferred income tax benefits                            16,179         14,048
                                                         ---------      ---------
          Total current assets                             230,421        251,392

Property and equipment, at cost                            273,400        261,605
    Less-accumulated depreciation and amortization        (146,409)      (135,731)
                                                         ---------      ---------
          Total property and equipment, net                126,991        125,874
Other assets:
    Notes receivable, excluding current portion             31,093         32,039
    Deferred income taxes and other assets                  65,349         59,021
    Intangible assets, net                                 158,144        159,698
                                                         ---------      ---------
          Total assets                                   $ 611,998      $ 628,024
                                                         =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                    $   1,739      $   1,497
    Accounts payable                                        65,299         73,065
    Accrued interest                                         7,356          6,216
    Accrued liabilities                                     86,502        101,791
    Accrued income taxes                                     2,466            128
                                                         ---------      ---------
          Total current liabilities                        163,362        182,697

Long-term debt, net of discount and current portion        284,735        276,013

Other long-term liabilities                                 14,491         23,954

Stockholders' equity                                       149,410        145,360
                                                         ---------      ---------
          Total liabilities and stockholders' equity     $ 611,998      $ 628,024
                                                         =========      =========


The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                          13 Weeks Ended                39 Weeks Ended
                                     --------------------------   --------------------------
                                     October 30,    October 31,   October 30,    October 31,
                                         1999          1998          1999           1998
                                     -----------    -----------   -----------    -----------

Net revenue                           $ 257,618      $ 256,654     $ 791,752     $ 796,093

Costs and expenses:
    Cost of goods sold                   86,354         84,910       263,857       264,331
    Operating expenses                  159,315        151,790       474,103       455,829
    Depreciation and amortization        10,785          8,655        28,716        25,144
                                      ---------      ---------     ---------     ---------
       Total costs and expenses         256,454        245,355       766,676       745,304
                                      ---------      ---------     ---------     ---------

Operating income                          1,164         11,299        25,076        50,789

Interest and other expense, net           5,921            109        17,905        12,629
                                      ---------      ---------     ---------     ---------

Income (loss) before income
    taxes                                (4,757)        11,190         7,171        38,160

Income tax provision (benefit)           (1,951)         2,128         2,940        13,186
                                      ---------      ---------     ---------     ---------

Net income (loss)                     $  (2,806)     $   9,062     $   4,231     $  24,974
                                      =========      =========     =========     =========


Earnings per common share:
    Basic-                            $   (0.19)     $    0.61     $    0.28     $    1.69
    Diluted-                          $   (0.19)     $    0.60     $    0.28     $    1.64



The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                        39 Weeks Ended
                                                                   -------------------------
                                                                   October 30,   October 31,
                                                                       1999          1998
                                                                   -----------   -----------
Cash flows from operating activities:
    Net income                                                       $  4,231      $ 24,974
    Adjustments to reconcile net income to net cash provided
       by operating activities:
          Depreciation and amortization                                28,716        25,144
          Non-cash interest, net                                       (1,563)         (953)
          Change in assets and liabilities:
              Decrease in accounts and notes receivable, prepaid
                 expenses and other assets                              1,542           316
              Increase in inventories                                 (13,968)      (30,947)
              Decrease in accounts payable, accrued liabilities
                 and other liabilities                                (19,968)      (11,169)
              Increase in accrued interest                              1,140           608
              Increase in net income tax liabilities                    8,789        18,232
                                                                     --------      --------
                 Net cash provided by operating activities              8,919        26,205
                                                                     --------      --------

Cash flows from investing activities:
    Purchases of property and equipment, net                          (20,425)      (30,171)
    Systems development costs                                         (10,930)      (12,417)
    Investment in Pearle Europe, net                                   (1,360)      (10,296)
    Repayment of Pearle Europe loan                                         -         3,144
    Acquisitions of businesses, net                                    (2,281)       (6,848)
    Other, net                                                           (549)          195
                                                                     --------      --------
                 Net cash used by investing activities                (35,545)      (56,393)
                                                                     --------      --------

Cash flows from financing activities:
    Repayment of long-term debt                                        (1,104)      (15,676)
    Net proceeds from exercise of stock options and warrants              163         1,945
    Common stock repurchased                                             (564)       (4,595)
    Other, net                                                           (133)         (246)
                                                                     --------      --------
                 Net cash used by financing activities                 (1,638)      (18,572)
                                                                     --------      --------

Cash and temporary cash investments:
  Net decrease during the period                                      (28,264)      (48,760)
  Balance, beginning of the period                                     51,057        68,053
                                                                     --------      --------
  Balance, end of the period                                         $ 22,793      $ 19,293
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

           In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of October 30, 1999 and the results of operations and cash flows for the 39 weeks ended October 30, 1999 and October 31, 1998.

           Inventories

           The accompanying interim consolidated financial statements have been prepared without physical inventories.

           Cash Flows

           Net cash flows from operating activities reflect cash payments for income taxes and interest of $299,000 and $18,902,000, respectively, for the 39 weeks ended October 30, 1999, and $1,643,000 and $19,255,000, respectively, for the 39 weeks ended October 31, 1998.

           Earnings Per Share

           Earnings per share for the 13 and 39 weeks ended October 30, 1999 and October 31, 1998 have been calculated based on the following weighted average number of common shares and equivalents outstanding:

                               13 Weeks                     39 Weeks
                     ---------------------------    --------------------------
                     October 30,     October 31,    October 30,    October 31,
                        1999            1998           1999           1998
                     -----------     -----------    -----------    -----------

           Basic      14,857,634      14,788,958    14,861,096     14,808,549
           Diluted    14,857,634      15,100,447    14,933,562     15,240,685

    (2) RESTRUCTURING CHARGE

           In the fourth quarter of fiscal 1998, the Company recorded a restructuring charge primarily related to Pearle's operations. The Company's restructuring plan included the closing of certain unprofitable stores during fiscal 1999, and removing surfacing equipment from certain in-store full service labs through the second quarter of 2000. The estimated costs of the restructuring are expected to approximate original estimates. During the first 39 weeks of fiscal 1999, the Company closed a total of 25 Pearle stores. The restructuring reserves remaining at January 30, 1999 were $7.1 million, of which approximately $6.0 million was paid in the first 39 weeks of fiscal 1999. The remaining reserve at October 30, 1999 of $1.1 million is expected to be paid through the first quarter of fiscal 2000. The Company is currently reevaluating its plan to remove labs from certain stores and, as a result, has closed no in-store labs in fiscal 1999. Since there were no costs accrued at January 30, 1999 related to closing of any in-store labs, any revisions to this portion of the original plan will have no effect on the restructuring reserves remaining.

    (3) LONG TERM DEBT

           In the fourth quarter of fiscal 1998, the Company entered into an irrevocable commitment to contribute $10,000,000 to a leading medical institution, supporting the development of a premier eye care research and surgical facility.

           On April 23, 1999, the Company issued a $10,000,000 promissory note bearing interest at 5% per annum in recognition of the commitment. Prior to this, the obligation was classified with other long-term liabilities in the consolidated balance sheet. The note requires a $5,000,000 principal payment to be made on April 23, 2004, and principal payments in the amount of $1,000,000 to be made on the anniversary date of the note each successive year through 2009. Interest will be paid annually for the first 5 years, and thereafter with each payment of principal.

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

(5) SEGMENT INFORMATION

          Information on the Company's reportable segments is as follows (000's omitted):

                                                         13 Weeks Ended                39 Weeks Ended
                                                   ------------------------      ------------------------
                                                    Oct. 30,       Oct. 31,       Oct. 30,       Oct. 31,
                                                      1999          1998            1999           1998
                                                   ---------      ---------      ---------      ---------
           Net revenue:
               Cole Vision                         $ 204,429      $ 207,147      $ 621,294      $ 636,615
               Things Remembered                      53,189         49,507        170,458        159,478
                                                   ---------      ---------      ---------      ---------
                 Consolidated net revenue          $ 257,618      $ 256,654      $ 791,752      $ 796,093
                                                   =========      =========      =========      =========

           Income or (loss):
               Cole Vision                         $   6,528      $  15,228      $  24,932      $  51,186
               Things Remembered                         270         (2,440)         9,408          3,902
                                                   ---------      ---------      ---------      ---------
                 Total segment profit                  6,798         12,788         34,340         55,088
           Unallocated amounts:
               Corporate expenses                     (5,634)        (1,489)        (9,264)        (4,299)
                                                   ---------      ---------      ---------      ---------
                 Consolidated operating income         1,164         11,299         25,076         50,789
               Interest and other expense, net        (5,921)          (109)       (17,905)       (12,629)
                                                   ---------      ---------      ---------      ---------
                 Income (loss) before
                   income taxes                    $  (4,757)     $  11,190      $   7,171      $  38,160
                                                   =========      =========      =========      =========


(6) RECLASSIFICATIONS

      Certain 1998 amounts have been reclassified to conform with the 1999 presentation.

(7) ACQUISITIONS AND DISPOSITIONS

      During the third quarter of fiscal 1999, the Company acquired MetLife's managed vision care benefits business . The business consists of vision care contracts with over 250 institutional customers and generates approximately $15.0 million of revenue annually. The initial purchase price totaled $2.0 million, with additional amounts contingently due upon certain conditions being met over the next four years. The acquisition is being accounted for under the purchase method of accounting, including any contingent payments that may be made in the future.

      On November 23,1999 the Company announced that, by the end of the fourth quarter, it plans to exit the 150 Wards Optical departments that it operates. The Company expects to incur a pretax loss associated with these closings of approximately $2.0 - $2.5 million in the fourth quarter, primarily consisting of inventory and fixed asset write-offs. The after-tax cash cost of the closings is expected to be minimal.

(8) STOCKHOLDERS' RIGHTS PLAN

      On November 22, 1999 the Board of Directors authorized redemption of the Company's existing stockholders' rights plan and replaced it with a new plan. The new plan eliminates the so-called "dead hand" provision of the former plan, permits HAL Holdings N.V. to acquire up to 25% of the Company's stock, and reduces the price at which registered holders of the rights may purchase, under specified conditions, Series A Junior Participating Preferred Stock to $40 per one one-hundredth of a share. The new rights expire in 2009. As a result of the redemption of the rights issued under the original plan, shareholders will receive payment of $.01 per share of common stock in the fourth quarter of fiscal 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following is a discussion of certain factors affecting Cole National Corporation's results of operations for the 13 and 39 week periods ended October 30, 1999 and October 31, 1998 (the Company's third quarter and first nine months) and its liquidity and capital resources. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this filing and the audited financial statements for the fiscal year ended January 30, 1999 included in the annual report on Form 10-K.

      Fiscal years end on the Saturday closest to January 31 and are identified according to the calendar year in which they begin. For example, the fiscal year ended January 30, 1999 is referred to as "fiscal 1998." The current fiscal year, which will end January 29, 2000, is referred to as "fiscal 1999."

RESULTS OF OPERATIONS

      The following table sets forth certain operating information for the third quarter and first nine months of fiscal 1999 and fiscal 1998 (dollars in millions):


                                                  Third Quarter                        First Nine Months
                                       ----------------------------------    -----------------------------------
                                        Fiscal      Fiscal                     Fiscal       Fiscal
                                         1999        1998         Change        1999         1998         Change
                                         ----        ----         ------        ----         ----         ------

    Net Revenue-
      Cole Vision                     $  204.4     $  207.2       (1.3%)     $   621.3    $   636.6       (2.4%)
      Things Remembered                   53.2         49.5        7.4%          170.5        159.5        6.9%
                                      --------     --------                  ---------    ---------
        Total net revenue             $  257.6     $  256.7        0.4%      $   791.8    $   796.1       (0.5%)

    Gross profit                      $  171.3     $  171.7       (0.3%)     $   527.9    $   531.8       (0.7%)
    Operating expenses                   159.3        151.8        5.0%          474.1        455.8        4.0%
    Depreciation & amortization           10.8          8.6       24.6%           28.7         25.2       14.2%
                                      --------     --------                  ---------    ---------
        Operating income              $    1.2     $   11.3      (89.7%)     $    25.1    $    50.8      (50.6%)
                                      ========     ========                  =========    =========


    Percentage of Net Revenue-
      Gross margin                        66.5%        66.9%      (0.4)           66.7%        66.8%      (0.1)
      Operating expenses                  61.8         59.1        2.7            59.9         57.3        2.6
      Depreciation & amortization          4.2          3.4        0.8             3.6          3.1        0.5
                                      --------     --------                  ---------    ---------
        Operating income                   0.5%         4.4%      (3.9)            3.2%         6.4%      (3.2)
                                      ========     ========                  =========    =========


    Number of Retail Locations
      at the End of the Period-
        Cole Licensed Brands             1,199        1,180
        Pearle company-owned               455          469
        Pearle franchised                  412          406
                                      --------     --------
          Total Cole Vision              2,066        2,055
        Things Remembered                  811          827
                                      --------     --------
          Total Cole National            2,877        2,882
                                      ========     ========


      The softness in net revenue for the third quarter and first nine months of fiscal 1999 was primarily attributable to decreases in consolidated comparable store sales, partially offset by $1.4 million of revenue from the sale of rights under various franchise and other agreements for 13 franchised stores. Changes in comparable store sales by business compared to the same period a year ago were:

                                         Third Quarter    First Nine Months
                                         -------------    -----------------

           Cole Licensed Brands (U.S.)        0.3%             (3.0%)
           Pearle company-owned (U.S.)       (6.9%)            (6.2%)
              Total Cole Vision              (1.7%)            (3.8%)
           Things Remembered                  7.8%              7.3%
              Total Cole National             0.4%             (1.3%)

      Sales at Cole Licensed Brands have been negatively impacted by a competitive promotional environment. Licensed Brands' response, which began at the end of the second quarter, produced an improvement in third quarter sales. Sales this year at Pearle have also been impacted by the competitive promotional environment and Pearle's focus, earlier in the year, on long-term, brand-building in its advertising campaign, as well as operating and systems issues that the Company is addressing. Pearle refocused its marketing efforts to become more promotional during the second and third quarters, but to date has not achieved any sustained improvement in comparable store sales trends. The third quarter sales decrease at Cole Vision reflected a lower average selling price for spectacles and contact lenses due primarily to more promotional pricing, partially offset by increased unit sales at Cole Licensed Brands. At Things Remembered, the comparable store sales increase reflected increased sales of additional personalization and new merchandise at higher average unit retails, along with the benefits from marketing directly to its existing customer base. The number of transactions at Things Remembered in the third quarter was slightly behind a year ago. During the first nine months of fiscal 1999, the Company opened 95 new locations and closed 102 locations.

      The gross profit decreases for the third quarter and first nine months of fiscal 1999 compared to those same periods in fiscal 1998 were primarily attributable to the lower revenue at Cole Vision, partially offset by higher revenue at Things Remembered. Gross margin at Cole Vision declined 0.9 and 0.6 percentage points in the third quarter and first nine months of fiscal 1999, respectively, compared to the same periods last year. The lower gross margin at Cole Vision was due in part to the impact of more promotional pricing, lower margins on contact lenses and costs resulting from problems that arose during the integration of Pearle's new manufacturing and merchandise/inventory management systems. The integration of these systems with Pearle's existing warehouse management system resulted in manufacturing and distribution inefficiencies that led to increased costs and lost sales in the quarter. Progress has been made to date in bringing the system up to pre-installation expectations; however, some continuing inefficiencies are expected to have a negative impact on fourth quarter earnings. Gross margin at Things Remembered improved 1.1 and 1.2 percentage points in the third quarter and first nine months of fiscal 1999, respectively, benefiting from increased sales of additional personalization and higher margins from new products.

      The unfavorable leverage in operating expenses for the third quarter was primarily attributable to a 1.5 percentage point increase from executive severance costs, a 0.6 percentage point increase in managed vision care costs and a 0.5 percentage point increase in payroll costs. The unfavorable leverage for the first nine months was primarily attributable to a 1.0 percentage point increase in payroll costs, a 0.6 percentage point increase in managed vision care costs, a 0.5 percentage point increase from the third quarter severance costs and a 0.3 percentage point increase in net advertising expenditures. Third quarter severance costs for the Company's former president and several other executives totaled $4.7 million of which $0.7 million was charged to depreciation and amortization. The unfavorable payroll leverages were primarily due to the comparable store sales decreases at Cole Vision and staffing increases in managed vision care, partly offset by payroll leverage gains on the sales increases at Things Remembered. The increases in managed vision care expenses were primarily attributable to growth in call and claims volumes associated with increases in sponsor-funded programs. The unfavorable advertising leverage was due to increased advertising at Cole Licensed Brands in response to the competitive pricing environment, partly offset by reduced spending at Pearle. The depreciation and amortization expense increases were attributable to increases in amortization of systems development and software costs and amortization of restricted stock awards, due in part to the executive severance.

      See the notes to consolidated financial statements for information on the status of the Company's restructuring charge recorded in the fourth quarter of fiscal 1998.

      The decreases in income from operations were primarily the result of the decreases in net revenue and gross profit, and the increases in operating expenses and depreciation and amortization. Interest and other income includes the recognition of $6.0 million of income in the third quarter of fiscal 1998 from a nontaxable cash settlement with the former owner of Pearle. Excluding the Pearle settlement, net interest and other expense in fiscal 1999 decreased slightly from the third quarter and first nine months of fiscal 1998. An income tax provision was recorded in the first nine months of fiscal 1999 and fiscal 1998 using the Company's estimated annual effective tax rate of 41% in both years.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary source of liquidity is funds provided from operations of its operating subsidiaries. In addition, its wholly-owned subsidiary, Cole National Group, Inc., and its operating subsidiaries have available to them working capital commitments of $75.0 million, reduced by commitments under letters of credit, under a credit facility that runs through January 2003. There were no working capital borrowings outstanding at any time during the first nine months of fiscal 1999 and 1998. As of October 30, 1999, availability under the credit facility totaled $59.8 million, after reduction for commitments under outstanding letters of credit.

      Operations for the first nine months provided $8.9 million of cash in fiscal 1999 compared to $26.2 million in fiscal 1998. The primary reasons for the decrease of $17.3 million in cash provided by operations were the decrease in operating income and the larger decrease in accounts payable, accrued liabilities and other liabilities in fiscal 1999 compared to fiscal 1998. Partially offsetting these was the lower increase in inventories in fiscal 1999 compared to fiscal 1998.

      Cash used by investing activities included capital additions of $20.4 million and $30.2 million for the first nine months of fiscal 1999 and fiscal 1998, respectively. The majority of capital expenditures were for store fixtures, equipment and leasehold improvements for new stores and the remodeling of existing stores. Capital expenditures in fiscal 1998 also included $9.5 million to purchase the office building now occupied by Cole Vision. Investments in systems development costs totaled $10.9 million and $12.4 million in the first nine months of fiscal 1999 and fiscal 1998, respectively. In September 1999, the Company acquired the managed vision care business of MetLife. See the notes to consolidated financial statements for more information on this acquisition. In July 1999, the Company invested an additional $1.2 million in the form of 9% shareholder loans to Pearle Europe B.V. (Pearle Europe) and $0.2 million in additional equity in connection with Pearle Europe's acquisition of a retail optical chain in Italy. In February 1998, the Company repaid a $3.2 million note payable to a subsidiary of Pearle Europe and invested an additional $7.2 million in the form of 8% shareholder loans to Pearle Europe in connection with Pearle Europe's acquisition of optical operations in Germany and Austria.

      The Company believes that funds provided from operations, along with funds available under the credit facility, will provide adequate sources of liquidity to allow its operating subsidiaries to continue to expand the number of stores and to fund capital expenditures and systems development costs.

YEAR 2000

      The Company is proceeding with the implementation of its Year 2000 Readiness Program, including ascertaining Year 2000 readiness of critical third parties. Management believes that all critical programs and hardware are Year 2000 ready, including Y2K testing. As a precautionary measure, end-to-end Y2K testing is being performed throughout the month of December. The Company has communicated with its critical third party business partners and has received a positive response of 90% overall. Contingency business relationships have been set up for those who did not respond to the Company's inquiries. Detailed backup and contingency plans for the year-end crossover are currently being developed and management believes that they will be completed by mid-December.

      Management estimates the total cost of the Year 2000 Readiness Program will be approximately $4.2 million, including $1.0 million of new hardware and software that has been capitalized. The remaining $3.2 million is being expensed as incurred (approximately $2.4 million in fiscal 1998 and $0.8 million in fiscal 1999, including $0.6 million during the first nine months). These costs include only external costs as internal costs, which consist primarily of payroll-related costs of employees, are not tracked separately for the Year 2000 Readiness Program. The estimate of external costs does not include costs associated with addressing and resolving issues as a result of the failure of third parties to become Year 2000 ready. See the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999 for further discussion of Year 2000.

RECENT DEVELOPMENTS AND FORWARD-LOOKING INFORMATION

      In the fourth quarter of fiscal 1999, the Company will continue to respond to the competitive pricing environment that exists in the retail optical industry. In addition, costs and expenses will be incurred to begin addressing merchandise, field/store and franchise support, systems integration and other initiatives with a primary focus of increasing comparable store sales growth in the upcoming fiscal year. These actions may cause a negative impact on gross margin and operating expenses before any significant sales improvements are realized. As a result, it is unlikely there will be an improvement in the sales and earnings trends of the Company's vision segment for the balance of fiscal 1999.

      Further, on November 23, 1999 the Company announced that it has decided to exit the 150 Wards Optical departments it operates by the end of the fourth quarter of fiscal 1999 to focus its resources on enhancing the performance of its remaining vision businesses. As a result, a pretax charge in the range of $2.0 - $2.5 million is expected to be included in fourth quarter operating results for the costs to close these stores. The net after tax cash cost of the closing is expected to be minimal.

      Certain sections of this Form 10-Q, including this Management's Discussion and Analysis, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those forecast due to a variety of factors that can adversely affect operating results, liquidity and financial condition such as risks associated with the timing and achievement of the continuing restructuring and improvements in the operations of the optical business, the ability of Cole National Corporation and its suppliers, host stores, and managed vision care organization partners to achieve Year 2000 readiness, the integration of acquired operations, the ability to select, stock and price merchandise attractive to customers, success of systems integration, competition in the optical industry, economic and weather factors affecting consumer spending, operating factors affecting customer satisfaction, including manufacturing quality of optical and engraved goods, relationships with host stores and franchisees, the mix of goods sold, pricing and other competitive factors, and the seasonality of the business. Forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting Cole National Corporation. All forward-looking statements involve risk and uncertainty.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following Exhibits are filed herewith and made a part hereof:

    27       Financial Data Schedule

    10.1     Resignation and Non-Competition Agreement


(b) Report on Form 8-K

    The Company has not filed any reports on Form 8-K for the quarterly period ended October 30, 1999.

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

                            Date: December 3, 1999

                            COLE NATIONAL CORPORATION
                                    FORM 10-Q
                         QUARTER ENDED OCTOBER 30, 1999

                                  EXHIBIT INDEX



Exhibit
Number   Description
------   -----------

27       Financial Data Schedule

10.1     Resignation and Non-Competition Agreement