Form 10-K405
period 2000-01-29
COLE NATIONAL CORP /DE/
filed 2000-04-28
CIK 769644

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

X	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 29, 2000, or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________________ to __________________.

Commission file number 1-12814

COLE NATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	34-1453189 (I.R.S. employer identification no.)

5915 Landerbrook Drive, Mayfield Heights, Ohio (Address of principal executive offices)	44124 (Zip code)

Registrant’s telephone number, including area code: (440) 449-4100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.001 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    X  YES        NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 24, 2000 was approximately $95,059,479, based upon the last price reported for such date by the New York Stock Exchange.

As of March 24, 2000, 15,518,812 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 15, 2000 are incorporated herein by reference into Part III.

PART I

Item 1. Business

General

      Cole National Corporation was incorporated as a Delaware corporation in 1984. Cole National Corporation, primarily through the subsidiaries owned by its direct subsidiary, Cole National Group, Inc. is a leading provider of eyewear products, optometric services and personalized gifts with 2,722 retail locations in 50 states, Canada and the Caribbean. References herein to the “Company” include Cole National Corporation, its direct and indirect subsidiaries, and its predecessor companies. The Company’s businesses are conducted through two principal operating units: Cole Vision and Things Remembered. Cole Vision consists of Cole Licensed Brands, Cole Managed Vision Care and Pearle. The Company believes that, based on industry data, Cole Vision is one of the largest optical retail companies in the world. Things Remembered operates the only nationwide chain of personalized gift stores. The Company differentiates itself from other specialty retailers by providing value-added services at the point of sale at all of its retail locations.

Cole Vision

      Cole Vision contributed 76% of the Company’s net revenue in fiscal 1999 with 1,926 company-owned and franchised locations throughout the United States, Canada and the Caribbean as of January 29, 2000. The Cole Managed Vision Care programs provide vision care services giving participants access to a network of company-owned, franchised and third-party optical locations.

Cole Licensed Brands

      Cole Licensed Brands operates principally under the “Sears Optical,” “Target Optical” and “BJ’s Optical Department” names. As of January 29, 2000, Cole Licensed Brands operated 1,056 locations in 46 states and Canada, including 802 departments on the premises of Sears department stores, 93 departments in BJ’s Wholesale Club stores, 25 departments in Target stores, 134 freestanding stores operated under the name “Sears Optical” and two other locations. In December 1999, the Company closed 150 optical departments located in Montgomery Ward stores. Retail locations are generally operated under a lease or license arrangement through which the host store collects the sales receipts, retains an agreed upon percentage of sales and remits the remainder to Cole Licensed Brands on a weekly basis.

      Cole Licensed Brands’ locations are, in most cases, full-service retail eyecare stores offering brand name and private label prescription eyeglasses, contact lenses and accessories, with an on-premises doctor of optometry who performs complete eye examinations and prescribes eyeglasses and contact lenses. Most optical departments, which are typically 1,000 square feet in size, operate with a doctor of optometry, a department manager, and from one to seven opticians depending on store sales volume. The majority of the doctors of optometry are independent, as is often required by state law, with the remainder being employed by Cole Licensed Brands. The independent doctors sublease space and equipment from Cole Licensed Brands where permitted by law, or from the host, and retain their examination fees.

      Each of the United States retail locations is computer linked to five centralized manufacturing laboratories, which grind, cut and fit lenses to order and ship them to the stores. The Canadian retail locations have manufacturing done at a centralized distribution center. Cole Licensed Brands provides next day delivery on most of the eyewear it offers when requested by its customers. All of the frames and lenses used in its eyeglasses are purchased from outside suppliers, both in the United States and several foreign countries.

      A variety of marketing and promotional efforts, primarily newspaper, direct mail, yellow pages and host advertising, are used to build and maintain its customer base. Host advertising includes the placement of promotional material within sales circulars or credit card billings sent out by the host store to its customers.

Pearle

      At January 29, 2000, Pearle’s operations consisted of 454 company-owned and 416 franchised stores located in 44 states, Canada, and the Caribbean. Most Pearle stores operate in either an “Express” or “Mainline” store format. Express stores contain a full surfacing lab that can manufacture most glasses in approximately one hour. Mainline stores can manufacture over 50% of prescriptions on-site in approximately one hour. Other prescriptions are sent to the laboratory in

Dallas. At January 29, 2000, 290 of the company-owned stores and 148 of the franchised stores were Express, with the balance being Mainline.

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

      Pearle’s marketing strategy employs a wide range of media at both the national and local levels. The franchised and company-owned stores each contribute a percentage of revenues to Pearle’s marketing budget with approximately half of Pearle’s marketing expenditures devoted to television. Pearle’s brand positioning of high quality eyecare products and services has been reinforced by an advertising and promotions program, which includes Pearle’s advertising slogans, Nobody Cares for Eyes More Than Pearle and The Doctor Is In.

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

      Each franchisee is required to enter into a franchise agreement requiring payment of an initial franchise fee. The term of the typical franchise agreement is equal to the earlier of ten years or the expiration or termination of the underlying base lease. Royalty and advertising contributions typically are based on a percentage of the franchisee’s gross revenues from the retail operation, excluding non-surgical professional fee and 3rd party revenues. The total monthly advertising contribution is distributed between Pearle’s system-wide advertising fund and the local co-op market advertising fund. Franchisees are generally eligible to participate in Cole Vision’s managed vision care programs.

      Cole National Corporation also has an approximate 24% equity interest in Pearle Europe B.V., which operates 531 company-owned and franchised optical locations in the Netherlands, Belgium, Germany, Austria and Italy. In terms of market share, Pearle Europe is the largest optical retailer in the Netherlands, Belgium and Austria, and second largest in Germany.

Cole Managed Vision Care

      Cole Vision’s managed vision care programs provide comprehensive eyecare benefits marketed directly to large employers, HMO’s and other organizations. It’s Vision One discount program gives plan sponsors the opportunity to offer their members a group discount at locations within Cole’s managed vision care network with minimal direct cost to the plan sponsor. It also offers enhanced programs to plan sponsors to provide their members with prepaid eye examinations, as well as pricing discounts or funded materials benefits.

      Cole Managed Vision Care’s network has over 4,700 points of service, including virtually all Cole Vision company-owned retail locations, approximately 92% of franchised locations, 650 locations in a nationwide chain store’s optical departments, 640 independent full-service providers, and 1,600 exam-only providers. Cole Managed Vision Care generated approximately 35% of Cole Vision’s revenues in fiscal 1999.

Things Remembered

      Things Remembered contributed 24% of the Company’s net revenue in fiscal 1999. As of January 29, 2000, Things Remembered operated 796 stores and kiosks generally located in large, enclosed shopping malls located in 46 states. Each location carries a wide assortment of engravable items and provides “while you shop” personalization services for any occasion including holiday, business and special occasion gift events. Things Remembered offers engraving for items purchased at the store as well as for items purchased elsewhere.

      Merchandise sold at Things Remembered stores consists of a broad assortment of gift categories and items at prices generally ranging from $10 to $75. Things Remembered’s offering of gifts includes writing instruments, clocks, music boxes, picture frames and albums, executive desk sets and accessories, ID bracelets, glassware, lighters, keys and key rings, door knockers and Christmas ornaments. Things Remembered features brand name merchandise as well as higher margin private label merchandise. At some locations, computer-controlled embroidery equipment is utilized for the personalization of merchandise such as throws, sweaters, bathrobes, jackets, baseball caps, towels and baby blankets. These softgoods are also available in most of Things Remembered’s other locations with personalization services provided from a central fulfillment facility.

      At January 29, 2000, Things Remembered locations consisted of 437 stores and 359 kiosks. The typical store consists of about 1,300 square feet, while kiosks, which are units generally located in the center of the common mall area, are typically 200 square feet in size.

      Things Remembered locations are usually operated by one or two employees during non-peak periods and up to 15 employees during the peak Christmas season. Locations typically employ a store manager on a full-time basis, an assistant store manager on a full or part-time basis, and the balance of employees as part-time sales associates.

      Nearly all locations are equipped with computerized engravers and key duplicating machines. Many stores also have equipment for etching glassware items. All locations are equipped with point-of-sale terminals.

      Most of Things Remembered’s store merchandise is shipped through its centralized warehouse and distribution facility located near Youngstown, Ohio. The warehouse utilizes a computerized carousel system to automate the process of locating merchandise needed to fill a store order.

Host Relationships

      The Company believes it has developed excellent relationships with the host stores in which Cole Licensed Brands operates. The Company has maintained its relationships in the optical business with Sears for over 35 years. Approximately 90% of the Sears stores, and all of the BJ’s Wholesale Club and Target Optical stores that offer optometric services are operated by Cole Licensed Brands. Although leases with major hosts are terminable by either party upon relatively short notice, Cole Licensed Brands has never had a lease terminated other than in connection with a store closing, relocation or major remodeling.

Purchasing

      The merchandise, supplies and component parts required for the various products sold by the Company are purchased from a large number of suppliers and manufacturers and are generally readily available. In most cases, such purchases are not made under long-term contracts. The Company believes that the loss of any one supplier or manufacturer should not have a material adverse effect on its operations.

Competition

      The Company operates in highly competitive businesses.  Cole Vision competes with other optical companies, private ophthalmologists, optometrists and opticians and a growing number of HMOs in a highly fragmented marketplace on the basis of the patient service it provides, as well as price and product quality. In addition, Pearle competes on the basis of its highly recognized brand name and one-hour express service. The Company believes that, based on industry data, Cole Vision is one of the largest optical retail companies in the world. Although Things Remembered operates the only nation-wide chain of gift stores offering “while you shop” gift engraving, key duplicating, glass etching and monogramming, as well as related merchandise, it competes with many other retailers that sell gift items. Things

Remembered competes with such other retailers primarily on the basis of the value-added point of sale services, as well as price and product quality. Some competitors have greater financial resources than the Company.

Employees

      As of January 29, 2000, the Company and its subsidiaries had approximately 9,000 full-time and 3,800 part-time employees. During October, November and December, the Company employs additional full- and part-time employees. In fiscal 1999, approximately 3,500 additional employees were employed during such period. Approximately 130 employees at certain Pearle locations are represented by labor unions. The Company considers its present labor relations to be satisfactory.

Item 2. Properties

      The Company leases an office in Highland Heights, Ohio, and leases its executive offices and an office in Cleveland, Ohio.

      During fiscal 1998, the Company purchased a building in Twinsburg, Ohio, which comprises approximately 175,000 square feet of office space. All of Cole Vision’s home office functions moved to this facility during fiscal 1998.

      All Cole Licensed Brands retail locations are leased or operated under a license with the host store, and none of the individual retail locations is material to operations. Leases for departments operated in Sears stores and freestanding stores operated under the name “Sears Optical” are generally for terms of 90 days and five years, respectively.

      Pearle leases most of their retail stores under non-cancelable operating leases with terms generally ranging from five to ten years and which generally contain renewal options for additional periods. Pearle is the principal lessee on a majority of stores operated by franchisees who sublease the facilities from Pearle.

      Cole Vision leases five optical laboratories, located in Knoxville, Tennessee (two labs); Memphis, Tennessee; Salt Lake City, Utah; and Richmond, Virginia, pursuant to leases expiring (including renewals at the option of Cole Vision) in 2001, 2002, 2002, 2001 and 2012, respectively. In 1999, Cole Vision entered into an agreement to lease a facility in Columbus, Ohio, which comprises approximately 43,00 square feet of space. This facility consists of an optical laboratory, a distribution center and a general office space. Cole Vision also leases a home office, an optical laboratory and a distribution center facility for its Canadian operations pursuant to leases expiring in 2000.

      Pearle owns its Dallas Support Center, which comprises 88,721 square feet of office space and 147,336 square feet of laboratory and distribution facilities. Pearle also owns a small headquarters and a laboratory in Puerto Rico.

      Leases for Things Remembered stores and kiosks are generally for terms of ten and five years, respectively. During the first quarter of fiscal 1999, Things Remembered moved its home office functions to the leased facility in Highland Heights, Ohio. In fiscal 1997, a 210,000 square foot warehouse and distribution facility was constructed for Things Remembered. On December 31, 1998, Things Remembered entered into an agreement with a third party for the sale and leaseback of this distribution center that expires in 2013 and includes three options to renew the lease for five-year terms.

Item 3. Legal Proceedings

      From time to time during the ordinary course of business, the Company is threatened with, or may become a party to a variety of legal actions and other proceedings incidental to its business.

Item 4. Submission of Matters to a Vote of Security-Holders

      There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended January 29, 2000.

Item 4A. Executive Officers of Cole National Corporation

(a)	The following persons are the executive officers of Cole National Corporation who are not members of its Board of Directors, having been elected to their respective offices by the Board of Directors to serve until the election and qualification of their respective successors:

Name	Age	Office

Thomas T.S. Kaung	62	Executive Vice President and Chief Financial Officer

Leslie D. Dunn	55	Senior Vice President — Business Development, General Counsel and Secretary

Joseph Gaglioti	54	Vice President and Treasurer

William P. Lahiff, Jr.	46	Vice President and Controller

(b)	The following is a brief account of the positions held during the past five years by each of the above named executive officers:

Mr. Kaung has been Executive Vice President and Chief Financial Officer since March 23, 2000. Mr. Kaung had been serving as a consultant for the Company since October 18, 1999. Since 1991, Mr. Kaung provided financial consulting and interim financial executive services to a variety of corporations through his own company, River International. Mr. Kaung had previously been the Chief Financial Officer of the Company from 1983 to 1991.

Ms. Dunn has been Senior Vice President — Business Development, General Counsel and Secretary since September 1997. Prior to joining the Company, she was a partner in the law firm of Jones Day Reavis & Pogue for more than five years.

Mr. Gaglioti has been Vice President since 1992 and Treasurer since 1991. Mr. Gaglioti joined the Company in 1981.

Mr. Lahiff has been Vice President and Controller, Assistant Secretary and Assistant Treasurer since January 2000. Prior to joining the Company, he was a Management Consultant with RHI Management Resources from August 1998 to December 1999 and a Consulting Manager with LakeWest Group, Ltd. from June 1997 to August 1998. Mr. Lahiff was previously employed by the Company from 1987 to 1997 serving most recently as Vice President, Systems and Administration for Things Remembered, Inc. from January 1995 to February 1997.

Information concerning Jeffrey A. Cole and Larry Pollock, the Company's executive officers who are also Directors, will be included in Cole National Corporation's Proxy Statement for the 2000 Annual Meeting of Stockholders.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

      Cole National Corporation’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol “CNJ”. The following table sets forth, for the fiscal periods indicated, the high and low sales prices per share.

	Fiscal 1999		Fiscal 1998

Quarter	High	Low	High	Low

First	$18 5/8	$15 3/16	$41	$32 3/4

Second	$15 15/16	$7	$40 3/8	$33

Third	$8 5/8	$5 13/16	$33	$16 5/8

Fourth	$7 1/2	$3 7/8	$21 3/16	$13 3/16

      The Company’s dividend policy has been, and for the foreseeable future will continue to be, to retain earnings to support its growth strategy. No dividends were paid during the last three fiscal years, except for a $0.01 per share dividend paid in December 1999 in connection with the redemption of the original stockholders’ rights plan .

      As of March 24, 2000 there were 214 shareholders of record.

Item 6. Selected Financial Data

      The selected financial data set forth below reflect continuing operations only and should be read in conjunction with the consolidated financial statements and the notes thereto and other information contained elsewhere in this report (dollars in thousands, except per share amounts).

	1999	1998	1997	1996	1995

Net revenue	$1,066,422	$1,068,182	$1,000,198	$628,496	$515,892

Operating income (loss) (1)	$29,113	$42,346	$62,864	$(11,486)	$43,651

Income (loss) from continuing operations (1) (2)	$2,008	$14,276	$19,933	$(24,698)	$13,798

Income (loss) from continuing operations per common share (1) (2)

Basic	$0.13	$0.96	$1.48	$(2.18)	$1.32

Diluted	$0.13	$0.94	$1.43	$(2.18)	$1.31

Weighted average number of shares outstanding (000’s)

Basic	14,887	14,802	13,481	11,333	10,415

Diluted	14,941	15,176	13,981	11,333	10,565

Total assets (4)	$588,271	$622,844	$647,701	$571,969	$296,669

Working capital (4)	$63,899	$76,732	$77,323	$63,276	$61,275

Stockholders’ equity at year end (4)	$146,516	$145,360	$132,015	$19,718	$17,133

Current ratio (4)	1.45	1.44	1.37	1.31	1.68

Long-term obligations and redeemable preferred stock	$284,584	$276,013	$277,401	$317,547	$181,903

Number of stores at year end (3)	2,722	2,884	2,833	2,657	1,834

Comparable store sales growth	(0.8)%	3.1%	3.6%	7.2%	4.5%

(1)	Fiscal 1998 amounts include a $23,120 pretax charge for restructuring and other unusual items, of which $5,247 relates to inventory markdowns that are included in cost of sales; fiscal 1997 amounts include an $8,000 pretax charge for business integration related to the acquisition of American Vision Centers; and fiscal 1996 amounts include a $61,091 pretax charge for business integration and other non-recurring items primarily related to the acquisition of Pearle.

(2)	Fiscal 1998 amounts also include $6,000 of income from cash received in a nontaxable settlement of claims against the former owner of Pearle.

(3)	Includes Pearle and American Vision Centers franchise locations.

(4)	Amounts have been restated to conform to the 1999 presentation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Fiscal years end on the Saturday closest to January 31 and are identified according to the calendar year in which they begin. For example, the fiscal year ended January 29, 2000 is referred to as “fiscal 1999.” Fiscal 1999, 1998 and 1997 each consisted of 52-week periods.

      The Company has two reportable segments: Cole Vision, which accounted for 76% of total revenue, and Things Remembered, which accounted for 24% of total revenue. Most of Cole Vision’s revenue is provided by sales of prescription eyewear, accessories and services through its Cole Licensed Brands and Pearle retail locations. Cole Vision’s revenue is also provided by sales of merchandise to franchisees and other outside customers, by royalties based on sales, interest income on notes receivable and initial franchise fees from franchisees and by fees from managed vision care programs. Things Remembered’s revenue is provided by sales of engravable gift merchandise and personalization and other services primarily through retail stores and kiosks. See Note 12 of the Notes to Consolidated Financial Statements for further discussion of reportable segments.

      In December 1999, the Company closed 150 optical departments in Montgomery Ward stores. Charges related to the write-off of inventory, fixed assets and other closing costs totaling $2.0 million are included in cost of sales and operating expenses in fiscal 1999.

      On January 13, 1998, the Company announced the closing of its Cole Gift Centers business that included 445 key duplicating, greeting card and gift departments on the premises of hosts’ stores. Cole Gift Centers has been accounted for as a discontinued operation in the accompanying financial statements. Accordingly, the results of operations and loss on disposition of Cole Gift Centers have been excluded from the results of continuing operations. See Note 4 of the Notes to Consolidated Financial Statements for further discussion of discontinued operations.

      On August 5, 1997, the Company acquired all of the issued and outstanding common stock of American Vision Centers, Inc. (“AVC”). The acquisition was accounted for using the purchase method of accounting. Accordingly, AVC’s results of operations, which included 80 company-owned optical stores and 75 franchised locations at January 31, 1998, have been included in the consolidated statements of operations since the date of acquisition. For the six-month period ended January 31, 1998, AVC’s net revenue was approximately $25.0 million. See Notes 2 and 3 of the Notes to Consolidated Financial Statements for further discussion of this acquisition.

Results of Operations

      The following is a discussion of the results of continuing operations for the three fiscal years ended January 29, 2000. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of the Form 10-K. The following table sets forth certain operating information for each period (dollars in millions):

				Change

				1999 vs.	1998 vs.
	1999	1998	1997	1998	1997

Net Revenue-

Cole Vision	$807.8	$826.3	$774.5	(2.2%)	6.7%

Things Remembered	258.6	241.9	225.7	6.9%	7.2%

Total net revenue	$1,066.4	$1,068.2	$1,000.2	(0.2%)	6.8%

Gross profit	$706.7	$704.0	$659.4	0.4%	6.8%

Operating expenses	636.6	610.1	558.5	4.3%	9.2%

Depreciation & amortization	41.0	33.7	30.0	21.7%	12.3%

Restructuring & other unusual charges	—	17.9	8.0	(100.0%)	123.8%

Operating income	$29.1	$42.3	$62.9	(31.2%)	(32.8%)

Percentage of Net Revenue-

Gross margin	66.3%	65.9%	65.9%	0.4	0.0

Operating expenses	59.8	57.0	55.8	2.8	1.2

Depreciation & amortization	3.8	3.2	3.0	0.6	0.2

Restructuring & other unusual charges	—	1.7	0.8	(1.7)	0.9

Operating income	2.7%	4.0%	6.3%	(1.3)	(2.3)

Number of Retail Locations at the End of the Period-

Cole Licensed Brands	1,056	1,186	1,157

Pearle company-owned	454	471	444

Pearle franchised	416	409	401

Total Cole Vision	1,926	2,066	2,002

Things Remembered	796	818	831

Total Cole National	2,722	2,884	2,833

Comparable Store Sales Growth-

Cole Licensed Brands (U.S.)	(2.7)%	2.9%	6.1%

Pearle company-owned (U.S.)	(5.5)	(1.5)	2.5

Total Cole Vision	(3.5)	1.6	5.9

Things Remembered	7.2	7.4	(0.5)

Total Cole National	(0.8)%	3.1%	3.6%

Fiscal 1999 Compared to Fiscal 1998

      The softness in consolidated net revenue for fiscal 1999 was primarily attributable to the decrease in consolidated comparable store sales at Cole Vision. Sales at Cole Licensed Brands have been negatively impacted by a competitive promotional environment. Licensed Brands’ response, which began at the end of the second quarter, produced an improvement in the second half sales trend as comparable store sales were nearly flat to last year. Sales this year at Pearle have also been impacted by the competitive promotional environment and Pearle’s focus, earlier in the year, on long-term, brand-building in its advertising campaign, as well as operating and systems integration issues that the Company is addressing. Pearle refocused its marketing efforts to become more promotional beginning in the second quarter of fiscal 1999. Pearle achieved some improvement in comparable store sales trends during the fourth quarter. Pearle’s comparable store sales for the fourth quarter of fiscal 1999 were a negative 3.0%, as compared to a negative 5.5% full-year comparable store sales. The sales decrease at Cole Vision reflected a lower average selling price for spectacles and contact lenses due primarily to more promotional pricing. At Things Remembered, the comparable store sales increase reflected increased sales of additional personalization and new merchandise at higher average unit retails, along with the benefits from marketing directly to its existing customer base. The total number of transactions at Things Remembered was slightly behind a year ago. During the fiscal year, the Company (including franchised locations) opened a total of 115 new locations and closed 277 locations, including 150 optical departments located in Montgomery Ward stores.

      The gross profit improvement in fiscal 1999 compared to fiscal 1998 was primarily attributable to increased revenue at Things Remembered and inventory markdowns at Pearle in 1998, partially offset by lower revenue at Cole Vision. Excluding the 1998 inventory markdowns at Pearle, gross margin at Cole Vision declined 0.5 percentage points to 64.6% in fiscal 1999 and consolidated gross margins were 66.3% and 66.4% in fiscal 1999 and fiscal 1998, respectively. The lower gross margin at Cole Vision was primarily due to the impact of more promotional pricing and lower margins on contact lenses. In addition, the integration of new manufacturing and merchandise/inventory management systems with Pearle’s existing warehouse management system resulted in manufacturing and distribution inefficiencies that led to increased costs and lost sales in the third and fourth quarters of fiscal 1999. Progress has been made to date in bringing the system up to pre-installation expectations, however some continuing inefficiencies are expected to have a negative impact on fiscal 2000. Gross margin at Things Remembered improved 0.4 percentage points to 71.4% in fiscal 1999, benefiting from increased sales of additional personalization and higher margins from new products.

      The unfavorable leverage in operating expenses for the fiscal year was primarily attributable to a 0.8 percentage point increase in payroll costs, a 1.4 percentage point increase in managed vision care costs, a 0.4 percentage point increase from the third quarter severance costs and a 0.4 percentage point increase in net advertising expenditures. The unfavorable payroll leverage was primarily due to the comparable store sales decrease at Cole Vision and staffing increases in managed vision care, partly offset by payroll leverage gains on the sales increase at Things Remembered. The increase in managed vision care expenses was primarily attributable to growth in call and claims volumes associated with increases in sponsor-funded programs. The unfavorable advertising leverage was due to increased advertising at Cole Licensed Brands in response to the competitive pricing environment, partly offset by reduced spending at Pearle. Severance costs for the Company’s former president and several other executives totaled $4.7 million in the third quarter of fiscal 1999, of which $0.7 million was charged to amortization relating to restricted stock compensation. Depreciation and amortization expense increases were attributable to increases in amortization of systems development and software costs and amortization of restricted stock awards, due in part to the executive severance, plus certain charges to recognize asset impairments in accordance with Statement of Financial Accounting Standards (SFAS) No. 121.

      The decrease in income from operations was primarily the result of the decrease in net revenue and the increases in operating expenses and depreciation and amortization. Interest and other income includes the recognition of $6.0 million of income in the third quarter of fiscal 1998 from a nontaxable cash settlement with the former owner of Pearle. Excluding the Pearle settlement, net interest and other expense in fiscal 1999 decreased slightly from fiscal 1998.

      Net interest expense and other income for fiscal 1999 of $24.4 million increased $5.7 million compared to fiscal 1998. The increase was primarily attributable to the recognition of $6.0 million of other income in the third quarter of fiscal 1998 from cash received in the non-taxable settlement of certain contingencies related to several claims against and indemnifications from the former owner of Pearle. Excluding this settlement, interest and other income increased by $0.7 million, which was partially offset by a $0.4 million increase in interest expense that was due primarily to the 5% promissory note payable.

      The effective income tax rate was 57.0% in fiscal 1999. The income tax provision for fiscal 1998 includes $7.4 million of income tax benefits related to the charges for restructuring and other unusual items. The effective rate on income excluding these charges and the $6.0 million settlement included in other income was 41.0% in fiscal 1998. The effective income tax rates reflect the significant impact of non-deductible amortization of goodwill in both years and non-deductible amortization of unearned compensation in fiscal 1999. A more complete discussion of income taxes is included in Note 10 of the Notes to Consolidated Financial Statements.

Fiscal 1998 Compared to Fiscal 1997

      Net revenue increased 6.8% to $1.1 billion in fiscal 1998 from $1.0 billion in fiscal 1997. The increase in revenue was primarily attributable to the inclusion in fiscal 1998 of additional Cole Vision units, including the AVC stores acquired in August 1997, and the consolidated comparable store sales increase. The Cole Licensed Brands sales increase reflected an increase in the number of transactions due to more locations, as the average selling price was essentially flat between years. The Pearle comparable store sales were impacted by a weaker than expected reception to marketing and merchandising programs implemented in the first quarter, as well as increased competitive pressures in the optical business and a general softening in the retail optical market. At Things Remembered, the comparable store sales growth reflected increased sales of additional personalization and new products increasing the average transaction amount, while the number of transactions in fiscal 1998 was similar to fiscal 1997.

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

      The unfavorable operating expense leverage was attributable to a 0.6 percentage point increase in managed vision care expenses, a 0.6 percentage point increase in information systems costs including $2.4 million incurred in connection with the Company’s Year 2000 Readiness Program (see Year 2000 below for additional information) and a 0.5 percentage point increase in advertising expenditures, partially offset by a 0.4 percentage point leverage gain in store occupancy costs. The increase in managed vision care expenses was primarily the result of increased administrative costs necessary to handle the growth in call and claims volume. The increase in advertising expenditures as a percentage of revenue was mainly due to inefficient advertising efforts at Cole Vision, a result of the optical market conditions mentioned above and the unexpected weakness of Pearle’s first quarter marketing and merchandising programs. Store occupancy expenses increased as a result of more locations and higher percentage rents caused by increased comparable store sales but gained leverage from the strong comparable store sales increase at Things Remembered. Payroll costs also increased primarily because of more retail units open in 1998 and additional payroll to support increased sales, maintaining leverage to last year. Fiscal 1998 depreciation and amortization expense increased from fiscal 1997 reflecting increased amortization of systems development costs and the AVC acquisition in fiscal 1997.

      Fiscal 1998 included a $23.1 million pretax charge for restructuring and other unusual items, including the inventory markdowns at Pearle, and fiscal 1997 included an $8.0 million pretax charge for non-recurring items related to the integration of AVC into the Company’s operations. See Restructuring, Business Integration and Other Unusual Charges below.

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

      The income tax provisions for fiscal 1998 and 1997 include $7.4 million and $3.4 million, respectively, of income tax benefits related to the charges for restructuring and other unusual items. The effective tax rate on income excluding these charges and the $6.0 million settlement included in other income was 41.0% in fiscal 1998 and 43.0% in fiscal 1997. These rates reflect the significant impact of non-deductible amortization of goodwill in both years. A more complete discussion of income taxes is included in Note 10 of the Notes to Consolidated Financial Statements.

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

Restructuring, Business Integration and Other Unusual Charges

      In the fourth quarter of fiscal 1996, the Company recorded a $61.1 million pretax charge primarily related to its acquisition of Pearle, which included costs related to the integration and consolidation of Pearle into the Company’s operations, as well as other unusual charges. The charge included $15.8 million for store closings, $1.8 million for other facility closings, $21.6 million related to computer systems, which included the settlement costs of terminating an outsourcing agreement, $6.1 million for the writeoff of goodwill pursuant to SFAS No. 121 and $15.8 of other unusual charges. The other charges related to employee matters, including severance and hiring costs, costs associated with developing and implementing a new franchise agreement, and compensation costs associated with accelerated vesting of a stock option grant to executives.

      In connection with the 1996 business integration charge, management developed a plan, approved by the Board of Directors, that among other things identified 29 Pearle stores that would be closed and 112 in-store labs that would be taken out of stores. This plan consisted of a store-by-store analysis of profitability, size, lease term and type of lab. In addition, the Company decided to retain Pearle’s distribution and central lab facilities, but close the home office facility in Dallas, Texas. The Company’s intent was to close the stores, on average, over a six month period and labs, on average, over an eighteen month period following February 1, 1997. The estimated costs of closure, primarily related to lease obligations and impairment of fixed assets, were determined based upon management’s and Pearle’s past experience in closing stores and represented a portion of the remaining noncancellable term of the operating leases after the expected closing dates. The estimate assumed the Company would be able to avoid certain lease penalty provisions through negotiations with landlords. This resulted in an accrual of $12.9 million being recorded pursuant to EITF No. 94-3 as part of the original charge discussed above.

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

      The expected benefits of these business integration activities included a stronger franchise network and reductions in (1) home office personnel and occupancy costs, (2) purchasing costs for materials, (3) manufacturing costs upon the completion of the removal of full in-store labs and closing of the AVC lab, and (4) operating losses upon closure of certain unprofitable stores. The consolidation of Pearle’s home office and purchasing functions was substantially completed in fiscal 1997, with the exception of lab systems, which were completed in fiscal 1999. The consolidation of AVC functions, including the shutdown of its central lab, was completed by the third quarter of fiscal 1998.

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

      This revised estimate did not differ materially from the previously established accrual and therefore no adjustment to the reserve was required. Had management’s original plan corresponded to only the actual stores closed prior to January 31, 1998, the restructuring charges would have been reduced by $9.1 million and $1.6 million for the fiscal years ended February 1, 1997 and January 31, 1998, respectively.

      Of the facilities originally identified for closing, five stores were closed in the first quarter and one store was closed in the second quarter of fiscal 1998, and 17 full service labs were closed in the third quarter of fiscal 1998.

      In the third quarter of fiscal 1998, several consultants were retained to help assess various aspects of Cole National Corporation’s optical operations. As a result, in the fourth quarter of 1998, the original restructuring plan was revised and a net pretax charge of $23.1 million was recorded, related to further restructuring of its Pearle business along with other unusual charges. The net pretax charge consisted of charges associated with the restructuring of $13.9 million, a reversal of previously established restructuring accruals of $12.3 million and other unusual charges totaling $21.5 million.

      The restructuring charge of $13.9 million related to changes made to the Pearle operating model and structure of the home office organization. Consultants conducted market research and helped develop and implement changes to Pearle’s marketing message, merchandise offerings and presentation, store locations, organizational structure and other operational opportunities. In addition, home office facilities and personnel, including Cole Managed Vision Care administration and systems were relocated and consolidated into one central facility. The results of these efforts resulted in charges for inventory writedowns related to products that were no longer carried, severance and hiring costs primarily related to home office organizational changes, consolidation of the home office facilities, including the writeoff of fixed assets at the old facilities, consultant fees and changing the Pearle brand message through signing, production and other costs. The charge related to the inventory writedown was reflected in cost of sales in accordance with EITF No. 96-9.

      As part of the revised plan, which was approved by the Board of Directors in March 1999, it was determined that certain stores originally identified for closure would either remain open or be closed at a much lower cost than originally estimated. The plan was to close 26 stores, of which nine were identified in the original store closing plan, over the next 12 months and remove surfacing equipment from full service labs of 226 stores over the next six to eighteen months. As a result of the revised plan, the expected cost of closure was $1.0 million, requiring a reversal of $12.3 million of the previous accrual. The primary reasons for the significant reduction in the accrual were the passage of time of not closing stores earlier, many of the stores now will be closed at the end of their lease terms, and the shift in strategy in that only surfacing equipment would be removed from full-service stores as opposed to the original plan of completely removing labs.

      In the fourth quarter of fiscal 1999, the Company determined that it no longer planned to remove any labs from Pearle stores. Since there were no costs accrued at January 30, 1999 related to closing of any in-store labs, this decision had no effect on the restructuring reserves in fiscal 1999.

      For the restructuring charges recorded in 1996, 1997 and 1998, approximately $29.4 million represented non-cash charges and $41.2 million represented cash outlays through January 29, 2000, including a total of $10.6 million that had been incurred and paid during the respective periods that each charge was initially recorded. At the end of fiscal 1999, approximately $0.1 million of the reserve relating to facilities relocations was reversed into income. At January 29, 2000, there were no balances remaining in the restructuring reserves.

      The unusual charges in fiscal 1998 related to the writeoff of $8.8 million associated with the abandonment in the fourth quarter of previously capitalized system development costs (including $1.9 million of incurred costs that were paid in the first half of fiscal 1999) and $2.7 million primarily related to restricted stock issued to two senior executive officers. Cole National Corporation also made an unconditional commitment in the fourth quarter of fiscal 1998 to contribute $10 million through 2009, with principal payments beginning in 2004, to a leading medical institution supporting the development of a premier eye care research and surgical facility.

      Refer to Note 3 of the Notes to Consolidated Financial Statements for additional information regarding the restructuring, business integration and other unusual charges.

Liquidity and Capital Resources

      Cole National Corporation’s primary source of liquidity is funds provided from operations of its operating subsidiaries. In addition, its wholly-owned subsidiary, Cole National Group, Inc. and its operating subsidiaries have a working capital line of credit of $75.0 million. By amendment, the working capital commitment has been reduced to $50.0 million (less commitments under letters of credit) for the period January 30, 2000 to June 29, 2000, and certain covenants were modified.

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

      There were no working capital borrowings outstanding as of January 29, 2000 or during fiscal 1999 and the maximum amount outstanding at any time during fiscal 1998 was $13.6 million. There were no working capital borrowings outstanding during fiscal 1997.

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

      In November 1998, the Board of Directors authorized the repurchase from time to time of up to 1 million shares of common stock, or approximately 6.7% of Cole National Corporation’s outstanding shares, through open market or block transactions. It is expected that the purchase price will be from internally generated funds and that the shares purchased will be used, in part, to offset dilution from stock options and in connection with other benefit plans. As of January 29, 2000, Cole National Corporation had purchased a total of 318,000 shares of common stock, and has authority to purchase up to 687,000 shares of common stock in the open market and block purchases.

      At year end, $150.0 million of 9-7/8% Notes and $125.0 million of 8-5/8% Notes were outstanding. The 9-7/8% Notes and the 8-5/8% Notes are unsecured and mature December 31, 2006 and August 15, 2007, respectively, with no earlier scheduled redemption or sinking fund payment. Interest on the 9-7/8% Notes is payable semi-annually on each June 30 and December 31, while the interest on the 8-5/8% Notes is payable semi-annually on each February 15 and August 15. The indentures pursuant to which the 9-7/8% Notes and the 8-5/8% Notes were issued contain certain optional and mandatory redemption features and other financial covenants, including restrictions on the ability of Cole National Group to pay dividends or make other restricted payments to Cole National Corporation. The indentures permit dividend payments equal to one-half of Cole National Group’s consolidated net income, provided that no default or event of default has occurred under the indentures and that Cole National Group has met a specified fixed charge coverage ratio test. The indentures also permit payments to Cole National Corporation for certain tax obligations and for administrative expenses not to exceed .25% of net sales. See Note 6 of the Notes to Consolidated Financial Statements.

      No significant principal payment obligations are due under its outstanding indebtedness until a $5.0 million principal payment in 2004 under a 5% promissory note. The ability of Cole National Corporation and its subsidiaries to satisfy these obligations will be primarily dependent upon future financial and operating performance of the subsidiaries and upon its ability to renew or refinance borrowings or to raise additional capital through equity financing or sales of assets.

      Cash balances at year end were $29.0 million compared to $51.1 million at January 30, 1999. Operations generated net cash of $23.8 million in fiscal 1999, $62.4 million in fiscal 1998 and $8.0 million in fiscal 1997. The $38.6 million decrease in cash provided from operations in fiscal 1999 compared to fiscal 1998 was primarily a result of a $31.1 million decrease in operating income (excluding restructuring and other unusual charges last year), a $12.9 million from a larger decrease in accounts payable, accrued liabilities and other liabilities and a $6.9 million decrease in accounts and notes receivable, prepaid expenses and other assets. These cash flow decreases were partially offset by a $7.3 million increase in depreciation and amortization expense and a $3.4 million decrease in inventories versus an increase of $4.4 million in fiscal 1998. The primary sources of the $54.4 million improvement in cash provided from operations in fiscal 1998 compared to fiscal 1997 were from net income tax refunds received in fiscal 1998 of $7.1 million compared to income taxes paid in fiscal 1997 of $19.9 million, $21.5 million from a decrease in accounts and notes receivable, prepaid expenses and other assets versus an increase last year and $6.8 million from a smaller increase in inventories in fiscal 1998, partially offset by a $6.4 million larger decrease in accounts payable and accrued liabilities.

      Net capital additions were $25.9 million, $37.6 million and $32.6 million in fiscal 1999, 1998 and 1997, respectively. The majority of the capital additions was for store fixtures, equipment and leasehold improvements for new stores and the remodeling of existing stores. Capital expenditures for fiscal 1998 include the purchase and furnishing of Cole Vision’s headquarters office building for $15.3 million. In fiscal 1997 construction of a new warehouse and distribution facility for Things Remembered was completed at a cost of approximately $9.3 million (of which $6.6 million is included in capital expenditures in fiscal 1997). In fiscal 1998, proceeds of $8.8 million were received from the sale and leaseback of this facility and a portion of the land. In addition, the Company used $2.1 million, $10.3 million, and $2.8 million for additional net investment in Pearle Europe in fiscal 1999, 1998, and 1997, respectively, in connection with Pearle Europe’s various acquisitions of optical retailers in Italy, Germany and Austria. The Company also used $3.0 million and $7.2 million to acquire the managed vision care business of MetLife and several local optical chains in fiscal 1999 and 1998, respectively, and $27.8 million for the purchase of AVC. In addition, Cole National Corporation paid approximately $13.6 million, $16.8 million and $17.9 million for systems development costs in fiscal 1999, 1998 and 1997, respectively. Such costs have been capitalized and are being amortized over their estimated useful lives.

      For fiscal 2000, management plans to expand the number of stores, as well as remodel and relocate stores, and currently estimates that capital expenditures in fiscal 2000 will be approximately $40.0 million, excluding acquisitions and systems development costs. Management estimates that it will incur approximately $8.5 million in systems development costs in 2000 that will be capitalized and subsequently amortized.

      Cole National Corporation believes that funds provided from operations along with funds available under the credit facility will provide adequate sources of liquidity to allow its operating subsidiaries to continue to expand the number of stores and to fund capital expenditures and systems development costs.

Year 2000

      During fiscal 1999, Cole National Corporation completed the implementation of its Year 2000 Readiness Program. As a result, no significant systems interruptions or business losses were experienced in fiscal 1999 or to date in fiscal 2000.

      Management estimates the total cost of the Year 2000 Readiness Program was $4.2 million, including $1.0 million of new hardware and software that has been capitalized. The remaining $3.2 million was expensed as incurred (approximately $2.4 million in fiscal 1998 and $0.8 million in fiscal 1999). These costs include only external costs as internal costs, which consist primarily of payroll-related costs of employees, were not tracked separately for the Year 2000 Readiness Program.

New Accounting Pronouncement

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (as amended by SFAS No. 137). SFAS No. 133 must first be applied in the first quarter of fiscal years that begin after June 15, 2000 (the first quarter of fiscal 2001 for the Company) and in general requires that entities recognize all derivative financial instruments as assets or liabilities, measured at fair value, and include in earnings the changes in the fair value of such assets and liabilities in either operations or comprehensive income (loss). The Company does not presently utilize derivative instruments, either for hedging or other purposes, and therefore it is expected that the adoption of the requirements of SFAS No. 133 will not impact the Company’s financial statements.

Recent Developments and Forward-Looking Information

      In March 2000, the Company launched the reorganization of the operating structure of its optical business. It is believed that an essential ingredient to improved sales and profitability of the Company’s vision segment is the creation of distinct organizations that are dedicated to serving the needs of their respective customers. Pearle and Licensed Brands will be managed as independent business units, each of which has been strengthened by the addition of merchandising, manufacturing, distribution and finance responsibilities.

      The Company expects results in the first two quarters of fiscal 2000 to be below last year from continuing softness of sales at Pearle as well as start up expenses associated with the opening of an increased number of Target Optical stores. The first quarter of fiscal 2000 will also be impacted by severance costs incurred as a result of a personnel reduction at Cole Vision in March 2000. On a full year basis, it is expected that the severance costs incurred will be offset by savings due to the headcount reductions.

      Certain sections of this Form 10-K Report, including this Management’s Discussion and Analysis, contain forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Actual results may differ materially from those forecast due to a variety of factors that can adversely affect operating results, liquidity and financial condition, such as risks associated with the timing and achievement of the continuing restructuring and improvements in the operations of the optical business, the integration of acquired operations, the ability to select, stock and price merchandise attractive to customers, competition in the optical industry, economic and weather factors affecting consumer spending, operating factors affecting customer satisfaction, including manufacturing quality of optical and engraved goods, relationships with host stores and franchisees, the mix of goods sold, pricing and other competitive factors, and the seasonality of the business. Forward-looking statements are made based upon management’s expectations and beliefs concerning future events impacting Cole National Corporation. All forward-looking statements involve risk and uncertainty.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to market risk from changes in foreign currency exchange rates, which could impact its results of operations and financial condition. Foreign exchange risk arises from the Company’s exposure in fluctuations in foreign currency exchange rates because the Company’s reporting currency is the United States dollar. Management seeks to minimize the exposure to foreign currency fluctuations through natural internal offsets to the fullest extent possible.

Item 8. Financial Statements and Supplementary Data

      Information required by this item appears on pages F-1 through F-28 of this Form 10-K and is incorporated herein by reference. Other financial statements and schedules are filed herewith as “Financial Statement Schedules” pursuant to Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 10. Directors and Executive Officers of the Registrant

      The information required by this item as to Directors will be included in Cole National Corporation’s Proxy Statement under the caption “Election of Directors” and is incorporated herein by reference. The information required by this item as to executive officers who are not Directors is included in Item 4A in Part I of this report.

Item 11. Executive Compensation

      The information required by this item will be included in Cole National Corporation’s Proxy Statement under the caption “Compensation of Executive Officers” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information required by this item will be included in Cole National Corporation’s Proxy Statement under the caption “Security Ownership of Management and Certain Beneficial Owners” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      The information required by this item will be included in Cole National Corporation’s Proxy Statement under the caption “Compensation Committee Interlocks, Insider Participation and Certain Transactions” and is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) and (2)	Financial Statements and Financial Statement Schedules

The consolidated financial statements and the related financial statement schedules filed as part of this Form 10-K are located as set forth in the index on page F-1 of this report.

(a)(3)	Exhibits

See Exhibit Index on pages X-1 through X-7.

(b)	Reports on Form 8-K

Reports on Form 8-K dated November 24, 1999, November 23, 1999, March 5, 1999 and January 12, 1999.

SIGNATURES

      Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLE NATIONAL CORPORATION

April 28, 2000	By: /s/ William P. Lahiff, Jr.

William P. Lahiff, Jr. Vice President and Controller

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

* Jeffrey A. Cole	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	April 28, 2000

* Larry Pollock	President and Chief Operating Officer and Director	April 28, 2000

* Thomas T.S. Kaung	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 28, 2000

/s/ William P. Lahiff, Jr. William P. Lahiff, Jr.	Vice President and Controller (Principal Accounting Officer)	April 28, 2000

* Timothy F. Finley	Director	April 28, 2000

* Irwin N. Gold	Director	April 28, 2000

* Peter V. Handal	Director	April 28, 2000

* Charles A. Ratner	Director	April 28, 2000

* Walter J. Salmon	Director	April 28, 2000

*	The undersigned, by signing his name hereto, does sign and execute this report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors of Cole National Corporation and which are being filed herewith with the Securities and Exchange Commission on behalf of such officers and directors.

/s/ William P. Lahiff , Jr.

William P. Lahiff , Jr., Attorney-in-Fact

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Page

Report of Independent Public Accountants	F — 2

Consolidated Balance Sheets as of January 29, 2000 and January 30, 1999	F — 3

Consolidated Statements of Operations for the 52 weeks ended January 29, 2000, January 30, 1999, and January 31, 1998	F — 4

Consolidated Statements of Cash Flows for the 52 weeks ended January 29, 2000, January 30, 1999, and January 31, 1998	F — 5

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the 52 weeks ended January 29, 2000, January 30, 1999, and January 31, 1998	F — 6

Notes to Consolidated Financial Statements	F — 7

Financial Statement Schedules:

Report of Independent Public Accountants on the Financial Statement Schedules	F — 24

Schedule I — Condensed Financial Information of Registrant	F — 25

Schedule II — Valuation and Qualifying Accounts	F — 28

All financial statement schedules not included have been omitted because they are not applicable or because the required information is otherwise furnished.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS OF COLE NATIONAL CORPORATION:

      We have audited the accompanying consolidated balance sheets of Cole National Corporation (a Delaware corporation) and Subsidiaries as of January 29, 2000 and January 30, 1999, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended January 29, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cole National Corporation and Subsidiaries as of January 29, 2000 and January 30, 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2000 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Cleveland, Ohio,
March 23, 2000.

COLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	January 29,	January 30,
	2000	1999

Assets

Current assets:

Cash and temporary cash investments	$28,953	$51,057

Accounts receivable, less allowance for doubtful accounts of $7,557 in 1999 and $7,149 in 1998	41,682	45,561

Current portion of notes receivable	4,917	2,707

Refundable income taxes	1,546	9,556

Inventories	116,514	119,881

Prepaid expenses and other	6,947	8,582

Deferred and refundable income tax benefits	3,901	14,048

Total current assets	204,460	251,392

Property and equipment, at cost	267,633	261,605

Less — accumulated depreciation and amortization	(144,249)	(136,331)

Total property and equipment, net	123,384	125,274

Notes receivable, excluding current portion and less reserves for uncollectible amounts of $4,196 in 1999 and $5,181 in 1998	25,948	27,459

Deferred income taxes and other assets	77,080	59,021

Intangible assets, net	157,399	159,698

Total assets	$588,271	$622,844

Liabilities and Stockholders’ Equity

Current liabilities:

Current portion of long-term debt	$1,515	$1,497

Accounts payable	60,388	73,065

Accrued interest	6,482	6,216

Accrued liabilities	71,998	93,754

Accrued income taxes	178	128

Total current liabilities	140,561	174,660

Long-term debt, net of discount and current portion	284,584	276,013

Other long-term liabilities	16,610	26,811

Stockholders’ equity:

Preferred stock	—	—

Common stock	16	15

Paid-in capital	261,835	257,981

Accumulated deficit	(99,984)	(101,843)

Accumulated other comprehensive loss	(3,358)	(1,205)

Treasury stock at cost	(6,218)	(6,084)

Unamortized restricted stock awards	(5,064)	(2,598)

Notes receivable-stock option exercise	(711)	(906)

Total stockholders’ equity	146,516	145,360

Total liabilities and stockholders’ equity	$588,271	$622,844

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

COLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	52 Weeks Ended

	January 29,	January 30,	January 31,
	2000	1999	1998

Net revenue	$1,066,422	$1,068,182	$1,000,198

Cost of goods sold	359,704	364,090	340,849

Operating expenses	636,605	610,131	558,531

Depreciation and amortization	41,000	33,742	29,954

Restructuring and other unusual charges	—	17,873	8,000

Total costs and expenses	1,037,309	1,025,836	937,334

Operating income	29,113	42,346	62,864

Interest and other (income) expense:

Interest expense	27,985	27,565	30,365

Interest and other income	(3,537)	(8,841)	(2,472)

Total interest and other (income) expense	24,448	18,724	27,893

Income from continuing operations before income taxes	4,665	23,622	34,971

Income tax provision	2,657	9,346	15,038

Income from continuing operations	2,008	14,276	19,933

Discontinued operations:

Operating loss, net of income tax benefit of $39	—	—	(67)

Loss on disposal, net of income tax benefit of $8,500	—	—	(13,900)

Loss from discontinued operations	—	—	(13,967)

Income before extraordinary item	2,008	14,276	5,966

Extraordinary loss on early extinguishment of debt, net of income tax benefit of $7,467	—	—	(12,183)

Net income (loss)	$2,008	$14,276	$(6,217)

Earnings (loss) per common share:

Basic -

Income from continuing operations	$0.13	$0.96	$1.48

Loss from discontinued operations	—	—	(1.04)

Extraordinary loss	—	—	(0.90)

Net income (loss)	$0.13	$0.96	$(0.46)

Diluted -

Income from continuing operations	$0.13	$0.94	$1.43

Loss from discontinued operations	—	—	(1.00)

Extraordinary loss	—	—	(0.87)

Net income (loss)	$0.13	$0.94	$(0.44)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

COLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	52 Weeks Ended

	January 29,	January 30,	January 31,
	2000	1999	1998

Cash flows from operating activities:

Net income (loss)	$2,008	$14,276	$(6,217)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Extraordinary loss on early extinguishment of debt	—	—	12,183

Restructuring and other unusual charges	—	11,886	546

Depreciation and amortization	41,000	33,742	29,954

Non-cash interest, net	(1,596)	(555)	142

Deferred income tax provision	2,318	13,001	12,823

Change in assets and liabilities, net of effects from acquisitions:

Decrease (increase) in accounts and notes receivable, prepaid expenses and other assets	5,155	12,028	(11,897)

Decrease (increase) in inventories	3,367	(4,404)	(11,222)

Decrease in net assets of discontinued operations	—	—	19,926

Decrease in accounts payable, accrued liabilities and other liabilities	(31,133)	(18,221)	(9,428)

Increase (decrease) in accrued interest	266	(399)	(3,015)

Increase (decrease) in accrued, refundable and deferred income taxes	2,375	1,038	(25,826)

Net cash provided by operating activities	23,760	62,392	7,969

Cash flows from investing activities:

Purchase of property and equipment, net	(25,877)	(37,591)	(32,645)

Proceeds from sale/leaseback, net	—	8,835	—

Acquisitions of businesses, net	(2,956)	(7,231)	(27,926)

Investment in Pearle Europe	(2,129)	(10,296)	(2,819)

Repayment of loan by Pearle Europe	—	3,144	—

Systems development costs	(13,589)	(16,802)	(17,922)

Other, net	275	277	(696)

Net cash used by investing activities	(44,276)	(59,664)	(82,008)

Cash flows from financing activities:

Repayment of long-term debt	(1,503)	(16,040)	(170,705)

Payment of deferred financing fees	—	—	(3,191)

Common stock repurchased	(562)	(5,473)	(611)

Net proceeds from public stock offering	—	—	115,878

Net proceeds from long-term debt	—	—	125,000

Net proceeds from exercise of stock options and warrants	190	1,998	2,903

Dividends paid	(149)	—	—

Other	436	(209)	(323)

Net cash provided (used) by financing activities	(1,588)	(19,724)	68,951

Cash and temporary cash investments:

Net decrease during the period	(22,104)	(16,996)	(5,088)

Balance, beginning of the period	51,057	68,053	73,141

Balance, end of the period	$28,953	$51,057	$68,053

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

COLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	January 29,	January 30,	January 31,
	2000	1999	1998

Common Stock:

Balance at beginning of period	$15	$15	$12

Issuance of restricted stock	1	—	3

Balance at end of period	16	15	15

Paid In Capital:

Balance at beginning of period	257,981	251,405	131,238

Net proceeds from sale of common stock	—	—	115,875

Stock compensation	433	357	635

Exercise of stock options and warrants	190	3,577	3,657

Issuance of restricted stock	3,231	2,642	—

Balance at end of period	261,835	257,981	251,405

Accumulated Deficit:

Balance at beginning of period	(101,843)	(116,119)	(109,902)

Dividends paid	(149)	—	—

Net income (loss)	2,008	14,276	(6,217)

Balance at end of period	(99,984)	(101,843)	(116,119)

Accumulated Other Comprehensive Income (Loss):

Balance at beginning of period	(1,205)	(1,749)	(606)

Other comprehensive income (loss)	(2,153)	544	(1,143)

Balance at end of period	(3,358)	(1,205)	(1,749)

Treasury Stock:

Balance at beginning of period	(6,084)	(611)	—

Issuance of restricted stock	428	—	—

Common stock repurchased	(562)	(5,473)	(611)

Balance at end of period	(6,218)	(6,084)	(611)

Unamortized Restricted Stock Awards:

Balance at beginning of period	(2,598)	—	—

Issuance of restricted stock	(3,659)	(2,642)	—

Amortization of restricted stock awards	1,193	44	—

Balance at end of period	(5,064)	(2,598)	—

Notes Receivable — Stock Option Exercise:

Balance at beginning of period	(906)	(926)	(1,024)

Exercise of stock options	—	—	—

Repayment of notes receivable	195	20	98

Balance at end of period	(711)	(906)	(926)

Total Stockholders’ Equity	$146,516	$145,360	$132,015

Comprehensive Income (Loss):

Net income (loss)	$2,008	$14,276	$(6,217)

Cumulative translation adjustment	(2,153)	544	(1,143)

Total comprehensive income (loss)	$(145)	$14,820	$(7,360)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

COLE NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

Basis of Presentation -

The consolidated financial statements include the accounts of Cole National Corporation (“the Parent”) and its wholly owned subsidiaries, including Cole National Group, Inc. and its wholly owned subsidiaries (collectively referred to as “the Company”). All significant intercompany transactions have been eliminated in consolidation.

Fiscal years end on the Saturday closest to January 31 and are identified according to the calendar year in which they begin. Fiscal years 1999, 1998 and 1997 each consisted of 52-week periods.

Nature of Operations -

The Company is a specialty service retailer operating in both host and non-host environments, whose primary lines of business are eyewear products and services and personalized gifts. The Company sells its products through 2,306 company-owned retail locations and 416 franchised locations in 50 states, Canada, and the Caribbean, and differentiates itself from other specialty retailers by providing value-added services at the point of sale at all of its retail locations. The Company has two reportable segments: Cole Vision and Things Remembered (see Note 12).

Inventories -

Inventories are valued at the lower of first-in, first-out (FIFO) cost or market.

Property and Depreciation -

The policy is to provide depreciation using the straight-line method over a period, which is sufficient to amortize the cost of the asset over its useful life or lease term.

The estimated useful lives for depreciation purposes are:

Buildings and improvements	5 to 40 years

Equipment	3 to 10 years

Furniture and fixtures	2 to 10 years

Leasehold improvements	2 to 20 years

Property and equipment, at cost, consist of the following at January 29, 2000 and January 30, 1999 (000’s omitted):

	2000	1999

Land and buildings	$22,990	$23,463

Furniture, fixtures and equipment	158,995	157,302

Leasehold improvements	85,648	80,840

Total property and equipment	$267,633	$261,605

Store Opening Expenses -

Store opening expenses are charged to operations in the period the expenses are incurred.

Investment in Pearle Europe B.V. -

Included in other assets is Cole National Corporation’s minority investment in Pearle Europe B.V., which is in the retail optical business in Europe. HAL Holding N.V., an affiliate of the Company (see Note 9), owns a 73% interest, Cole National Corporation owns a 24% interest, and Pearle Europe’s management owns the remaining 3% interest.

Cole National Corporation’s common equity investment of $4.7 million at January 29, 2000 is accounted for using the equity method. Included in interest and other income is Cole National Corporation’s equity share of Pearle Europe’s earnings, which totaled $1.4 million, $0.9 million and $0.3 million in fiscal 1999, 1998, and 1997, respectively. Pearle Europe’s fiscal 1999 sales were approximately $259.0 million.

Included in notes receivable is $13.2 million and $13.5 million of net shareholder loans receivable from Pearle Europe and its subsidiaries at January 29, 2000 and January 30, 1999, respectively. The shareholder loans provide for interest at rates ranging from 8.0% to 12.7%. Cole National Corporation reported interest income of $1.3 million on the notes in fiscal 1999 as compared to $1.5 million and $0.5 million in fiscal 1998 and 1997, respectively. During fiscal 1999 and 1998, Cole National Corporation received interest payments against the balances accrued totaling $0.1 million and $0.9 million, respectively.

In February 1998, Cole National Corporation repaid a $3.1 million note payable to a subsidiary of Pearle Europe and invested an additional $7.2 million in the form of 8% shareholder loans to Pearle Europe in connection with Pearle Europe’s acquisition of optical operations in Germany and Austria. In June 1998, Pearle Europe repaid to Cole National Corporation a shareholder loan, including interest thereon, in the amount of $3.7 million.

Notes Receivable -

In addition to the notes receivable from Pearle Europe are notes receivable from Pearle’s franchisees throughout the United States. The franchise notes are collateralized by inventory, equipment, and leasehold improvements at each location, generally bear interest at the prime rate plus 3%, and require monthly payments of principal and interest over periods of up to ten years.

Intangible Assets -

Intangible assets, net, consist of the following at January 29, 2000 and January 30, 1999 (000’s omitted):

	2000	1999

Goodwill	$111,910	$112,973

Tradenames	45,489	46,725

	$157,399	$159,698

Goodwill is being amortized on a straight-line basis over periods from 10 to 40 years, based on management’s assessment of the estimated useful life, and is presented net of accumulated amortization of $41,615,000 and $37,880,000 at January 29, 2000 and January 30, 1999, respectively. Management regularly evaluates its accounting for goodwill considering primarily such factors as historical profitability, current operating profits and cash flows. The Company believes that, at January 29, 2000, the assets are realizable and the amortization periods are still appropriate.

Tradenames acquired in connection with the Pearle acquisition are being amortized on a straight-line basis over 40 years and are presented net of accumulated amortization of $3,972,000 and $2,735,000 at January 29, 2000 and January 30, 1999, respectively.

Other Assets -

Financing costs incurred in connection with obtaining long-term debt are capitalized in other assets and amortized over the life of the related debt using the effective interest method.

Direct costs to develop or obtain internal use software, including internal costs, are capitalized in other assets and amortized over the estimated useful life of the software using a straight-line method. Amortization periods range from two to seven years and begin when the software is placed in service. At January 29, 2000 and January 30, 1999, these costs, net of accumulated amortization, were $38,127,000 and $34,267,000, respectively.

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

Other Long-Term Liabilities -

Other long-term liabilities consist primarily of certain employee benefit obligations, deferred lease credits and other lease-related obligations, deferred revenue and other obligations not expected to be paid within 12 months. Deferred lease credits are amortized on a straight-line basis over the life of the applicable lease.

Capital Stock -

At January 29, 2000 and January 30, 1999, there were 15,496,882 and 14,835,746, respectively, shares of common stock, par value $.001 per share, outstanding. At January 29, 2000, there were 40,000,000 and 5,000,000 authorized shares of common stock and undesignated preferred stock, respectively.

Foreign Currency Translation -

The assets and liabilities of the Company’s foreign subsidiaries and its investment in Pearle Europe are translated to United States dollars at the rates of exchange on the balance sheet date. Income and expense items are translated at average monthly rates of exchange. Translation adjustments are presented as a component of accumulated other comprehensive income within stockholders’ equity.

Revenues -

Revenues include sales of goods and services to retail customers at company-operated stores, sales of merchandise inventory to franchisees and other outside customers, other revenues from franchisees such as royalties based on sales, interest income on notes receivable and initial franchise fees, and capitation and other fees associated with its managed vision care business.

Franchise revenues based on sales by franchisees are accrued as earned. Initial franchise fees are recorded as revenue when all material services or conditions relating to the sale of the franchises have been substantially performed or satisfied by the Company and when the related store begins operations.

Advertising -

Advertising production costs and other advertising costs are expensed as incurred, a portion of which are reimbursed by franchisees based on a percentage of their sales. Advertising expense is summarized as follows (000’s omitted):

	1999	1998	1997

Gross advertising expense	$88,525	$82,492	$74,553

Less: Franchisee contribution	(19,930)	(20,244)	(19,656)

Net advertising expense	$68,595	$62,248	$54,897

Earnings Per Share -

Statement of Financial Accounting Standards (SFAS) No. 128 requires that earnings per share be presented as two calculations: basic and diluted. Basic earnings per share for fiscal 1999, 1998 and 1997 have been based on 14,886,550; 14,802,023 and 13,480,792, respectively, weighted average number of common shares outstanding. Stock options and warrants that are outstanding are considered to be potentially dilutive common stock. Diluted earnings per share for fiscal 1999, 1998 and 1997 have been based on 14,940,900; 15,176,469 and 13,980,727, respectively, weighted average number of common shares outstanding after consideration of the dilutive effect, if any, for these common share equivalents.

Cash Flows -

For purposes of reporting cash flows, all temporary cash investments which have original maturities of three months or less, are considered to be cash equivalents. The carrying amounts of cash and cash equivalents approximate fair value due to the short maturity of those instruments.

Net cash flows from operating activities reflect cash payments for income taxes and interest as follows (000’s omitted):

	1999	1998	1997

Income taxes	$624	$1,644	$19,889

Interest	27,201	26,112	33,682

Fiscal 1997 cash paid for income taxes includes $15.0 million of taxes due on the sale of Pearle Holdings B.V. that were reimbursed to Cole National Corporation by the seller in connection with the Pearle acquisition in fiscal 1996 and paid by Cole National Corporation in fiscal 1997.

During fiscal 1999, 1998 and 1997, non-cash financing activities included incurring $-0-, $77,000 and $799,000, respectively, in capital lease obligations.

Use of Estimates -

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications -

Certain prior year amounts have been reclassified to conform with the current year presentation.

(2)	Acquisitions and Dispositions of Businesses

The Company made the following acquisitions, each of which has been accounted for under the purchase method of accounting, including any contingent payments that may be made in the future. Pro forma financial results have not been presented for these acquisitions, as they did not have a material effect on results of operations.

During the third quarter of fiscal 1999, the Company acquired MetLife’s managed vision care benefits business. The business consists of vision care contracts with approximately 250 institutional customers and generates approximately $15.0 million of revenue annually. The initial purchase price totaled $2.0 million, with additional amounts contingently due upon certain conditions being met over the next four years.

In fiscal 1998, the Company acquired ten Buckeye Optical stores in Columbus, Ohio, and all of the issued and outstanding common stock of Management Associates, Inc., whose operations consisted of four 20/20 Eyecare stores located in Las Vegas, Nevada. The total purchase price for these acquisitions was $7.2 million.

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

In the fourth quarter of fiscal 1999, the Company announced its plan to close the 150 optical departments located in Montgomery Ward stores. The closings, which were completed by the end of fiscal 1999, resulted in a pretax loss of $2.0 million being recorded in the fourth quarter of fiscal 1999, consisting primarily of inventory and fixed asset writeoffs. The after tax cash cost of the closings was not significant. Annual revenues in fiscal 1999 for Ward’s Optical Departments were $21.2 million.

(3)	Restructuring and Other Unusual Items

In the fourth quarter of fiscal 1998, the Company began implementation of a restructuring plan and recorded a net pretax charge of $23.1 million, related to restructuring its Pearle business along with other unusual charges. The net pretax charge consisted of charges associated with the restructuring of $13.9 million, a reversal of previously established restructuring accruals of $12.3 million and other unusual charges totaling $21.5 million. The restructuring charge of $13.9 million related to changes made to the Pearle operating model and structure of the home office organization. These changes resulted in charges for inventory write-downs related to products that will no longer be carried, severance and hiring costs primarily related to home office organizational changes, consolidation of the home office facilities, including the write-off of fixed assets at the old facilities, consultant fees and changing the Pearle brand message through signing, production and other costs. The charge related to the inventory write-down ($5.2 million) has been included in cost of sales in fiscal 1998.

Additionally, the Company had recorded restructuring and other nonrecurring charges of $8.0 million and $61.1 million in fiscal 1997 and 1996, respectively. These charges consisted primarily of costs of integrating and consolidating the acquisitions of both AVC and Pearle, including costs of store and other facility closings, a computer system termination fee and related asset impairment costs. The accrual established in fiscal 1996 was based in part upon the closure of certain stores and in-store labs. As part of the revised restructuring plan discussed above, it was determined that certain stores originally planned to be closed would either remain open or be closed at a much lower cost than originally estimated. In addition, management determined that, while it still planned to reduce the number of full service labs, the lease costs and equipment to be removed related to in-store labs would be less than originally anticipated. The 1998 plan identified 26 stores to be closed and 226 stores from which surfacing equipment would be removed. As a result, $12.3 million of previously established accruals were reversed into income in fiscal 1998 as a restructuring credit.

The following summarizes the major components of the restructuring charges recorded in fiscal 1996, 1997 and 1998, along with cash and non-cash charges against the reserves (in millions):

			Charges to Reserve			Charges to Reserve
			1997			1998

		Remaining			Remaining				Remaining
	Original	Reserve		Non-	Reserve		Non-		Reserve
	Charge	at 2/1/97	Cash	Cash	at 1/31/98	Cash	Cash	Reversal	at 1/30/99

1996 Charge

Store and other facilities closing	$17.6	$17.4	$(0.6)	$(0.2)	$16.6	$(0.4)	$(5.7)	$(9.5)	$1.0

Computer systems	21.6	17.1	(12.6)	—	4.5	(4.0)	(0.5)	—	—

Asset impairment	6.1	—	—	—	—	—	—	—	—

Other	15.8	4.2	(3.5)	—	0.7	(0.2)	—	(0.5)	—

Total	$61.1	$38.7	$(16.7)	$(0.2)	$21.8	$(4.6)	$(6.2)	$(10.0)	$1.0

1997 Charge

Store and other facilities closing	$2.5		$—	$—	$2.5	$(0.4)	$—	$(2.1)	$—

Severance	0.9		(0.1)	—	0.8	(1.0)	—	0.2	—

Operating costs and losses	1.7		(1.6)	(0.1)	—	—	—	—	—

Marketing and brand conversion	1.5		(0.6)	—	0.9	(0.7)	—	(0.2)	—

Other	1.4		(0.8)	—	0.6	(0.2)	(0.2)	(0.2)	—

Total	$8.0		$(3.1)	$(0.1)	$4.8	$(2.3)	$(0.2)	$(2.3)	$—

1998 Charge

Facilities relocations	$2.6					$(0.5)	$(0.5)	$—	$1.6

Inventory	5.2					—	(5.2)	—	—

Marketing and brand conversion	2.3					(0.2)	—	—	2.1

Professional fees	1.9					(0.8)	(0.1)	—	1.0

Severance/hiring	1.9					(0.5)	—	—	1.4

Total	$13.9					$(2.0)	$(5.8)	$—	$6.1

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Charges to Reserve
	1999

			Remaining
			Reserve
	Cash	Reversal	at 1/29/00

1996 Charge

Store and other facilities closing	$(1.0)	$—	$—

Computer systems	—	—	—

Asset impairment	—	—	—

Other	—	—	—

Total	$(1.0)	$—	$—

1997 Charge

Store and other facilities closing	$—	$—	$—

Severance	—	—	—

Operating costs and losses	—	—	—

Marketing and brand conversion	—	—	—

Other	—	—	—

Total	$—	$—	$—

1998 Charge

Facilities relocations	$(1.5)	$(0.1)	$—

Inventory	—	—	—

Marketing and brand conversion	(2.1)	—	—

Professional fees	(1.0)	—	—

Severance/hiring	(1.4)	—	—

Total	$(6.0)	$(0.1)	$—

The costs of the 1998 restructuring approximated the original estimates. A remaining balance of approximately $0.1 million for the facilities relocations was reversed into income in fiscal 1999. During fiscal 1999, the Company closed a total of 25 Pearle stores, including 10 stores that were not part of the 1998 restructuring plan and, thus, were not charged to the reserve. In the fourth quarter of fiscal 1999, the Company determined that it no longer planned to remove any labs from Pearle stores. Since there were no costs accrued at January 30, 1999 related to closing of any in-store labs, this revision to the original plan had no effect on the restructuring reserves in fiscal 1999. As of January 29, 2000, there were no balances remaining for the 1996, 1997 or 1998 restructure reserves.

The unusual charges in fiscal 1998 related to the write-off of $8.8 million associated with the abandonment in the fourth quarter of previously capitalized system development costs (including $1.9 million of incurred costs that were paid in the first half of fiscal 1999) and $2.7 million primarily related to restricted stock issued to two senior executive officers. See Note 8 for further discussion of the restricted stock grants. The Company also made an unconditional commitment in the fourth quarter of fiscal 1998 to contribute $10.0 million through 2009, with payments beginning in 2004, to a leading medical institution supporting the development of a premier eye care research and surgical facility. See Note 6 for further discussion of this obligation.

The 1998 results include the recognition of $6.0 million of income from cash received in a nontaxable settlement of certain contingencies related to several claims against and indemnifications from the former owner of Pearle, which was acquired by the Company in fiscal 1996. In connection with this settlement, the Company assumed secondary liability for loans to certain franchisees held by a third party which totaled $3.6 million at January 29, 2000. The Company is contingently liable should any of these franchisees default, and also for prepayment penalties of up to $0.5 million at January 29, 2000. The Company has established reserves for potential losses on the loans, which mature through 2001. The settlement also included a release of the former owner of Pearle from certain future non-tax claims related to Pearle.

(4)	Discontinued Operations

On January 13, 1998, the Company announced the closing of its Cole Gift Centers chain of personalized gift and greeting card departments located in host stores. The decision to close Cole Gift Centers was based on declining sales and profitability trends in recent years and management’s desire to focus its gift retailing efforts on Things Remembered. For financial statement purposes, the results of operations and cash flows of Cole Gift Centers are included in the consolidated financial statements as discontinued operations. The estimated loss on disposal of $13.9 million (net of an applicable income tax benefit of $8.5 million) includes provisions for severance and other closing costs, inventory and other asset write-offs and estimated operating losses for the period from January 13, 1998 through February 1998 when all locations were closed.

Cole Gift Centers’ net revenue was $50.9 million in 1997. Consolidated interest expense that was not directly attributable to other operations of the Company was allocated to discontinued operations based on the ratio of the net assets of discontinued operations to total net assets of the Company plus consolidated debt of the Company not directly attributable to other operations. As a result, the operating loss from discontinued operations includes allocated interest expense of $1.3 million in fiscal 1997.

(5)	Public Offerings

On July 18, 1997, Cole National Corporation completed a public offering of 2,587,500 shares of its common stock at a price of $47.00 per share. Net proceeds from the offering were approximately $116.0 million. The net proceeds from the offering were used for the purchase of AVC, for Cole National Group’s tender offer to purchase up to all of its $165.8 million outstanding 11-1/4% Senior Notes due 2001 (see Note 6) and for general corporate purposes, including reducing outstanding indebtedness and financing possible future acquisitions.

(6)	Long-Term Debt

Long-term debt at January 29, 2000 and January 30, 1999 is summarized as follows (000’s omitted):

	2000	1999

9-7/8% Senior Subordinated Notes:

Face value	150,000	150,000

Unamortized discount	(880)	(964)

Total 9-7/8% Senior Subordinated Notes	149,120	149,036

8-5/8% Senior Subordinated Notes	125,000	125,000

5% Promissory Note	10,000	—

Capital lease obligations (see Note 13)	1,979	3,474

	286,099	277,510

Less current portion	(1,515)	(1,497)

Net long-term debt	$284,584	$276,013

On August 22, 1997, Cole National Group issued $125.0 million of 8-5/8% Senior Subordinated Notes that mature in 2007 with no earlier scheduled redemption or sinking fund payments. Interest on the 8-5/8% Notes is payable semi-annually on February 15 and August 15. Proceeds from this debt issuance of approximately $121.8 million, along with cash on hand, were used to fund a tender offer to retire the Company’s then outstanding 11-1/4% Senior Notes. As a result of the tender offer, in the third quarter of fiscal 1997 the Company recorded an extraordinary charge of $12.2 million, representing the tender premium, the write-off of the related unamortized debt discount and other costs associated with redeeming the debt.

On November 15, 1996, Cole National Group issued $150 million of 9-7/8% Senior Subordinated Notes that mature in 2006 with no earlier scheduled redemption or sinking fund payments. The 9-7/8% Notes were used to finance a portion of the Pearle acquisition. Interest on the 9-7/8% Notes is payable semi-annually on June 30 and December 31.

The 8-5/8% Notes and the 9-7/8% Notes are general unsecured obligations of Cole National Group, subordinated in right of payment to senior indebtedness of Cole National Group and senior in right of payment to any current or future subordinated indebtedness of Cole National Group.

The indentures pursuant to which the 8-5/8% Notes and the 9-7/8% Notes were issued restrict dividend payments to the Company to 50% of Cole National Group’s net income after October 31, 1993, plus amounts due to the Company under a tax sharing agreement and for administrative expenses of the Company not to exceed 0.25% of Cole National Group’s net revenue. The indentures also contain certain optional and mandatory redemption features and other financial covenants. Cole National Group was in compliance with these covenants at January 29, 2000.

On April 23, 1999, the Company issued a $10.0 million promissory note bearing interest at 5% per annum in recognition of a commitment to contribute $10.0 million to a leading medical institution, supporting the development of a premier eye care research and surgical facility. At January 30, 1999, this obligation was classified with other long-term liabilities in the consolidated balance sheet. The note requires a $5.0 million principal payment to be made on April 23, 2004, and principal payments in the amount of $1.0 million to be made on the anniversary date of the note each successive year through 2009. Interest will be paid annually for the first 5 years, and thereafter with each payment of principal.

At January 29, 2000, the fair value of long-term debt was approximately $207.5 million compared to a carrying value of $286.1 million. The fair value was estimated primarily by using quoted market prices. The Company has no significant principal payment obligations under its outstanding indebtedness until the $5.0 million principal payment in 2004 under the 5% promissory note.

(7)	Credit Facility

The operating subsidiaries of Cole National Group, Inc. have a working capital line of credit of $75.0 million, reduced by commitments under letters of credit. In August 1999, this credit facility was amended and extended until January 31, 2003. Borrowings under the credit facility initially bear interest based on leverage ratios at a rate equal to, at the option of the principal operating subsidiaries of Cole National Group, either (a) the Eurodollar Rate plus 2% or (b) 1% plus the highest of (i) the prime rate, (ii) the three-week moving average of the secondary market rates for three-month certificates of deposit plus 1% and (iii) the federal funds rate plus .5%. Cole National Group pays a commitment fee of between .375% and .75% per annum on the total unused portion of the facility based on the percentage of revolving credit commitments used.

The credit facility requires the principal operating subsidiaries of Cole National Group to comply with various operating covenants that restrict corporate activities, including covenants restricting the ability of the subsidiaries to incur additional indebtedness, pay dividends, prepay subordinated indebtedness, dispose of certain investments or make acquisitions. The credit facility also requires the subsidiaries to comply with certain financial covenants, including covenants regarding minimum interest coverage, maximum leverage and consolidated net worth. The principal operating subsidiaries of Cole National Group were in compliance with these covenants at January 29, 2000.

The credit facility was amended in March 2000 such that borrowings under the credit facility initially bear interest based on leverage ratios at a rate equal to, at the option of the principal operating subsidiaries of Cole National Group, either (a) the Eurodollar Rate plus 2.5% or (b) 1.5% plus the highest of (i) the prime rate, (ii) the three-week moving average of the secondary market rates for three-month certificates of deposit plus 1% and (iii) the federal funds rate plus .5%. By amendment, the working capital commitment has been reduced to $50.0 million (less commitments under letters of credit) for the period from January 30, 2000 to June 29, 2000. Cole National Corporation, the parent of the principal operating subsidiaries of Cole National Group, guarantees this credit facility.

The credit facility restricts dividend payments to Cole National Group to amounts needed to pay interest on the 9-7/8% Notes and the 8-5/8% Notes, and certain amounts related to taxes, along with up to $8.0 million plus 0.25% of Cole National Group’s consolidated net revenue annually for other direct expenses of the Company or Cole National Group.

No borrowings under the credit facility were outstanding as of January 29, 2000, or at any time during fiscal 1999. No borrowings under the credit facility were outstanding as of January 30, 1999, and the maximum amount of borrowings during fiscal 1998 was $13.6 million.

(8)	Stock Compensation and Warrants

At January 29, 2000, the Company had stock options outstanding under various stock option plans and agreements. The right to exercise these options generally commences between one and five years from the date of grant and expires ten years from the date of grant. Both the number of shares and the exercise price, which was based on the market price, were fixed at the dates of grant. As of January 29, 2000, there were 345,292 shares available for future grants to officers, key employees, non-employee Directors and consultants under the Company’s various stockholder approved stock plans. In addition, the Company may, from time to time, make additional option awards outside such plans.

A summary of the status of stock options and related weighted average exercise prices (“Price”) as of the end of fiscal 1999, 1998 and 1997, and changes during each of the fiscal years is presented below:

	1999		1998		1997

	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of year	2,087,146	$15.46	1,471,906	$14.30	1,443,788	$12.29

Granted	206,500	9.38	818,303	16.89	122,000	35.13

Exercised	(24,536)	7.69	(181,701)	11.01	(80,856)	8.27

Canceled	(233,523)	16.42	(21,362)	27.72	(13,026)	24.49

Outstanding, end of year	2,035,587	14.83	2,087,146	15.46	1,471,906	14.30

Exercisable at end of year	1,064,087	14.59	707,343	13.59	595,838	11.57

A summary of information for stock options outstanding at January 29, 2000 and related weighted average remaining contract life (“Life”) and Price is presented below:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Shares	Life	Price	Shares	Price

$3.00 to $9.75	218,345	8.0 years	$6.99	61,845	$6.38

$10.00 to $16.94	1,574,689	6.0	13.19	839,814	11.90

$26.13 to $44.94	242,553	7.0	32.51	162,428	31.64

	2,035,587	6.4	14.83	1,064,087	14.59

Payment for certain options exercised between 1993 and 1996 have been made by executing promissory notes, of which $711,000 was outstanding at January 29, 2000. The promissory notes are secured by the shares of common stock acquired and are payable on various dates through April 2001 at interest rates ranging from 5.33% to 6.37%.

On January 18, 2000, the Company granted two stock options not included in the tables above and awarded 525,000 shares of restricted common stock in connection with the employment of the Company’s president. One option grant was awarded for 262,500 shares of common stock at an above-market exercise price of $10.00 per share. The shares vest ratably on the first and second anniversary of the grant date and expire after ten years. Vesting may occur after the first anniversary of the grant date based upon the attainment of certain market prices for the Company’s common stock. The other option for 100,000 shares was issued at the market price, vested immediately and has a 90-day exercise period. The restricted shares become non-forfeitable over a four-year period. The shares may become non-forfeitable after the second anniversary of the grant date based upon the attainment of certain market prices for Cole National Corporation’s common stock. The restricted shares are subject to forfeiture if the executive fails to purchase a required number of shares of common stock within 180 days of the grant date.

During 1999, the Company also granted 20,000 restricted shares to two executives. The shares may become non-forfeitable after the third anniversary of the grant date based upon the attainment of certain market prices for the Company’s common stock. Some or all of the shares are forfeitable on the sixth anniversary of the grant dates if the market prices are not attained.

At January 29, 2000, 123,750 restricted shares of common stock are outstanding under an award made to a senior executive in December 1998 under the 1998 Equity and Incentive Performance Plan. Vesting may occur after the third anniversary of the grant date based upon the attainment of certain market prices for the Company’s common stock or on March 1, 2004. During 1999, 55,000 restricted shares issued to the Company’s former President were vested in connection with his termination arrangement.

At January 29, 2000, there were warrants outstanding to purchase 2,625 shares of common stock at $1.00 per share that expire in September, 2000.

In fiscal 1999, the Company established its Employee Stock Purchase Plan under which participants may contribute up to 15% of their annual compensation to acquire shares of common stock at 85% of the lower market price on one of two specified dates in each plan period. The initial plan period included the five months ended December 31, 1999. Subsequent plan periods will be semi-annual. Of the 400,000 shares of common stock authorized for purchase under the plan, 103,889 shares were purchased by 747 participating employees in fiscal 1999.

The Company applies APB Opinion 25 and related Interpretations in accounting for its stock-based compensation plans. In connection with the restricted stock awards described above, compensation cost of $1.2 million and $2.3 million has been charged against income in fiscal 1999 and fiscal 1998, respectively, and unamortized restricted stock awards of $5.1 million are expected to be amortized over future vesting periods. Compensation cost of $0.1 million was also charged against income in fiscal 1998 for stock options granted in connection with certain consulting services. No compensation cost was recognized for stock-based plans in fiscal 1997. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the dates of awards consistent with the method of SFAS No. 123, the Company’s net income and diluted earnings per share would have been $451,000 and $0.03 in fiscal 1999 and $13,589,000 and $0.90 in fiscal 1998, respectively. The Company’s net loss and diluted loss per share would have been increased to $6,731,000 and $.48 in fiscal 1997.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rates of 5.9%, 4.7%, and 5.7% for grants in fiscal 1999, 1998 and 1997, respectively, volatility of 39 — 45%, 35 — 39%, and 35% in fiscal 1999, 1998 and 1997, respectively, and expected lives of six years for options granted in all fiscal years. The weighted average fair value of options granted during fiscal 1999, 1998 and 1997 were $4.58, $7.33 and $15.81, respectively. The fair value of each share granted under the Employee Stock Purchase Plan was similarly estimated using the following assumptions: risk-free interest rate of 5.2%, volatility of 42% and expected lives of 5 — 6 months. The weighted average fair value of purchase plan shares granted during fiscal 1999 was $1.63. The effects of applying SFAS No. 123 in the pro forma disclosure above are not indicative of future amounts. SFAS No. 123 does not apply to options granted prior to January 29, 1995 and additional awards in future years are anticipated.

The Company’s Nonemployee Director Equity and Deferred Compensation Plan allows nonemployee directors to receive their annual retainer and other director fees in the form of shares of our common stock. The plan also allows them to defer payment of all or part of that income. During 1999, certain nonemployee directors elected to defer payment and received credits payable in shares of our common stock. Credits earned during fiscal 1999 and outstanding as of January 29, 2000 represented 11,304 shares and 14,983 shares, respectively.

(9)	Stockholders’ Equity

On November 18, 1999 the Board of Directors authorized redemption of the Company’s existing Stockholders’ Rights Plan, adopted in 1995, and replaced it with a new plan. The new plan eliminates the so-called “dead hand” provision of the former plan and permits HAL Holdings N.V. to acquire up to 25% of the Company’s stock. As of March 31, 2000, HAL Holdings N.V. owned 17% of the Company’s common stock. As a result of the redemption of the rights issued under the original plan, shareholders received payment of $0.01 per share of common stock in the fourth quarter of fiscal 1999. The Stockholders’ Rights Plan provides for the distribution of one right for each outstanding share of the Company’s common stock held of record as of the close of business on December 6, 1999 or that thereafter become outstanding prior to the earlier of the final expiration date of the rights or the first date upon which the rights become exercisable. Each right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, without par value, at a price of $40, subject to adjustment. The rights are only exercisable if a person or group other than HAL Holdings N.V. buys or announces a tender offer for 15% or more of the Company’s common stock. In the event such a transaction occurs, rights that are beneficially owned by all other persons would be adjusted and such holders would thereafter have the right to receive, upon exercise thereof at the then current exercise price of the right, that number of shares of common stock (or, under certain circumstances, an economically equivalent security of the Company) having a market value of two times the exercise price of the right. The rights will expire on December 6, 2009, unless extended or unless the rights are earlier redeemed by the Company in whole, but not in part, at a price of $0.01 per right, or exchanged.

(10)	Income Taxes

The income tax provision for continuing operations reflected in the accompanying consolidated statements of operations for fiscal 1999, 1998 and 1997 are detailed below (000’s omitted):

	1999	1998	1997

Currently payable -

Federal	$—	$(5,922)	$(270)

State and local	824	1,486	1,705

Foreign	339	781	781

	1,163	(3,655)	2,216

Deferred -

Federal	7,811	13,545	12,817

Foreign	(179)	(544)	5

Tax benefit of net operating

loss carryforward	(6,138)	—	—

	1,494	13,001	12,822

Income tax provision	$2,657	$9,346	$15,038

The income tax provision (benefit) for continuing operations differs from the federal statutory rate as follows (000’s omitted):

	1999	1998	1997

Income tax provision at statutory rate	$1,633	$8,268	$12,240

Tax effect of -

Amortization of goodwill	1,230	1,234	1,176

State income taxes, net of federal

tax benefit	536	1,095	1,216

Nontaxable settlement	—	(2,100)	—

Non-recurring charges	—	537	—

Decrease in valuation allowance	(669)	—	—

Other, net	(73)	312	406

Income tax provision	$2,657	$9,346	$15,038

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities at January 29, 2000 and January 30, 1999 are as follows (000’s omitted):

	2000	1999

Deferred tax assets:

Employee benefit accruals	$2,821	$3,540

Restructure accruals	—	2,730

Other non-deductible accruals	9,254	9,910

State and local taxes	1,245	1,790

Net operating loss carryforwards	10,971	4,118

Intangibles	4,471	5,506

Contribution carryforward	4,679	4,440

Inventory reserves	3,518	2,348

Bad debt reserves	185	2,516

Other	2,703	967

Total deferred tax assets	39,847	37,865

Valuation allowance	(1,141)	(1,810)

Net deferred tax assets	38,706	36,055

Deferred tax liabilities:

Depreciation and amortization	(5,976)	(7,856)

Other	(2,905)	(1,728)

Total deferred tax liabilities	(8,881)	(9,584)

Net deferred taxes	$29,825	$26,471

At January 30, 1999, the Company has approximately $29.5 million of tax net operating loss carryforwards in the United States that expire in years 2005 through 2019, $8.3 million of those net operating loss carryforwards resulted from the Company’s acquisition of AVC. Due to the change in ownership requirements of the Internal Revenue Code, utilization of the AVC net operating loss is limited to approximately $338,000 per year. A valuation allowance of $1.1 million has been established to reduce the deferred tax asset related to the net operating loss to the amount that will likely be realized.

No provision of United States federal and state income taxes has been provided for the undistributed earnings of the Company’s foreign subsidiaries because those earnings are considered to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable.

(11)	Retirement Plans

The Company maintains a noncontributory defined benefit pension plan that covers employees who have met eligibility service requirements and are not members of certain collective bargaining units. The pension plan calls for benefits to be paid to eligible employees at retirement based primarily upon years of service and their compensation levels near retirement.

The Company’s policy is to fund amounts necessary to keep the pension plan in full force and effect, in accordance with the Internal Revenue Code and the Employee Retirement Income Security Act of 1974. Actuarial present values of benefit obligations are determined using the projected unit credit method.

Pension expense for fiscal 1999, 1998 and 1997 includes the following components (000’s omitted):

	1999	1998	1997

Service cost — benefits earned during the period	$1,636	$1,446	$637

Interest cost on the projected benefit obligation	1,733	1,582	1,490

Less:

Return on plan assets -

Actual	(2,205)	(2,494)	(2,424)

Deferred	19	690	893

	(2,186)	(1,804)	(1,531)

Amortization of transition asset over 17.9 years	(179)	(179)	(179)

Net pension expense	$1,004	$1,045	$417

The following sets forth changes in the benefit obligation and the plan assets during the year and reconciles the funded status of the pension plan with the amounts recognized in the consolidated balance sheets (000’s omitted):

	1999	1998

Change in Benefit Obligation:

Benefit obligation at beginning of period	$24,599	$21,272

Service cost	1,636	1,446

Interest cost	1,733	1,582

Actuarial (gain) loss	(4,017)	1,509

Benefits paid	(956)	(917)

Expenses paid	(335)	(293)

Benefit obligation at end of period	$22,660	$24,599

Change in Plan Assets:

Fair value of plan assets at beginning of year	$23,216	$19,751

Actual return on plan assets	2,205	2,494

Employer contributions	1,280	2,181

Benefits paid	(956)	(917)

Expenses paid	(335)	(293)

Fair value of plan assets at end of year	$25,410	$23,216

Reconciliation of Funded Status:

Benefit obligation at end of period	$22,660	$24,599

Fair value of plan assets, primarily money market and equity mutual funds	25,410	23,216

Funded status	2,750	(1,383)

Unrecognized prior service cost	54	81

Net unrecognized (gain) loss	(1,957)	2,052

Unamortized transition (asset) obligation	(878)	(1,057)

Pension liability included in accrued liabilities	$(31)	$(307)

The weighted average discount rate used to measure the projected benefit obligation was 7.25% in 1999 and 1998. For both years, the rate of increase in future compensation levels was 5.0% and the expected long-term rate of return on plan assets was 9.5%.

The Company has a defined contribution plan, including features under Section 401(k) of the Internal Revenue Code, which provides retirement benefits to its employees. Eligible employees may contribute up to 17% of their compensation to the plan. Prior to January 1, 1998, there was no mandatory matching of employee contributions by the Company; effective January 1, 1998, the plan was amended to, among other things, provide for a mandatory company match of 10% of employee contributions. The Company may also make a discretionary matching contribution for each plan year equal to such dollar amount or percentage of employee contributions as determined by the Company’s board of directors. Total company matches of $534,000, $757,000 and $374,000 were recorded as expense for 1999, 1998 and 1997, respectively.

Prior to January 1, 1998, the Company had separate contributory profit-sharing plans for Pearle and AVC employees meeting certain service requirements as defined in the plans. Company contributions to the Pearle plan consisted of a minimum matching contribution of $861,000 in 1997. There were no company contributions required or made in connection with the AVC plan in 1997. Effective January 1, 1998, eligible employees of Pearle and AVC became eligible to participate in the Company’s defined contribution plan. The Pearle and AVC plans will be merged into the Company’s plan.

The Company has several Supplemental Executive Retirement Plans that provide for the payment of retirement benefits to participating executives supplementing amounts payable under the Company’s noncontributory defined benefit pension plan. The first plan is an excess benefit plan designed to replace benefits that would otherwise have been payable under the pension plan but that were limited as a result of certain tax law changes. The second plan is a defined contribution plan under which participants receive an annual credit based on a percentage of base salary, subject to vesting requirements. The third plan is a defined benefit plan designed to provide additional retirement benefits for certain management and highly compensated employees. Expenses for these plans for fiscal 1999, 1998 and 1997 were $696,000, $651,000, and $541,000, respectively.

(12)	Segment Information

The Company has two reportable segments: Cole Vision and Things Remembered. Most of Cole Vision’s revenue is provided by sales of prescription eyewear, accessories and services through its Cole Licensed Brands and Pearle retail locations. Cole Vision’s revenue is also provided by sales of merchandise to franchisees and other outside customers, by royalties based on sales, interest income on notes receivable and initial franchise fees from franchisees and by fees from managed vision care programs. The Cole Licensed Brands and Pearle segments have been aggregated in accordance with SFAS No. 131 based on the similarity of their economic characteristics, nature of products, services and production processes, types of customers, distribution methods and regulatory environment. Things Remembered’s revenue is provided by sales of engravable gift merchandise, personalization and other services primarily through retail stores and kiosks.

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

Reported segment revenue, depreciation and amortization, and income or loss, with reconciliations to consolidated amounts are as follows (000’s omitted):

	1999	1998	1997

Net revenue:

Cole Vision	$807,836	$826,235	$774,488

Things Remembered	258,586	241,947	225,710

Consolidated net revenue	$1,066,422	$1,068,182	$1,000,198

Depreciation and amortization:

Cole Vision	$26,298	$21,745	$19,514

Things Remembered	10,916	10,485	8,947

Total segment depreciation and amortization	37,214	32,230	28,461

Corporate	3,786	1,512	1,493

Consolidated depreciation and amortization	$41,000	$33,742	$29,954

Income or loss:

Cole Vision	$17,799	$54,267	$65,995

Things Remembered	22,706	17,647	11,504

Total segment profit	40,505	71,914	77,499

Unallocated amounts:

Restructuring and other unusual items	—	(23,120)	(8,000)

Corporate expenses	(11,392)	(6,448)	(6,635)

Consolidated operating income (loss)	29,113	42,346	62,864

Interest and other expense, net	(24,448)	(18,724)	(27,893)

Income (loss) from continuing operations before income taxes	$4,665	$23,622	$34,971

Reported segment assets, expenditures for capital additions and systems developments costs and acquisitions of businesses, with reconciliations to consolidated amounts, are as follows (000’s omitted):

	1999	1998	1997

Segment assets:

Cole Vision	$418,687	$437,909	$439,808

Things Remembered	141,101	132,832	131,105

Total segment assets	559,788	570,741	570,913

Elimination of intercompany receivables	(52,917)	(36,440)	(11,754)

Corporate cash and temporary cash investments	21,024	34,506	54,872

Other corporate assets	60,376	54,037	37,353

Consolidated assets	$588,271	$622,844	$651,384

Expenditures for capital additions and systems development costs:

Cole Vision	$33,728	$35,793	$34,833

Things Remembered	5,709	8,228	20,496

Total segment expenditures	39,437	44,021	55,329

Elimination of intercompany transfers	—	—	(5,300)

Corporate	29	10,372	538

Consolidated expenditures	$39,466	$54,393	$50,567

Expenditures for acquisitions of businesses, net of cash acquired:

Cole Vision	$2,956	$7,231	$27,926

Revenue from external customers of each group of similar products and services is as follows (000’s omitted):

	1999	1998	1997

Sales of optical products and services	$725,421	$759,232	$712,923

Royalties, interest income and initial fees from franchisees	23,611	21,518	19,743

Fees from managed vision care programs	58,804	45,485	41,822

Total Cole Vision net revenue	807,836	826,235	774,488

Retail sales of gift merchandise and services	258,586	241,947	225,710

Consolidated net revenue	$1,066,422	$1,068,182	$1,000,198

The Company operates primarily in the United States. Net revenue attributable to Cole Vision’s Canadian operations was $28.6 million, $27.5 million and $27.2 million in fiscal 1999, 1998 and 1997, respectively. Long-lived assets located in Canada totaled $3.1 million, $2.2 million and $2.1 million in fiscal 1999, 1998 and 1997, respectively. The Company also has an investment in and notes receivable from Pearle Europe (see Note 1).

(13)	Commitments

The Company leases a substantial portion of its facilities including laboratories, office and warehouse space, and retail store locations. These leases generally have initial terms of up to 10 years and often contain renewal options. Certain of the store locations have been sublet to franchisees. In most leases covering retail store locations, additional rents are payable based on store sales. In addition, Cole Vision operates departments in various host stores paying occupancy costs solely as a percentage of sales under agreements containing short-term cancellation clauses. Generally, the Company is required to pay taxes and normal expenses of operating the premises for laboratory, office, warehouse and retail store leases; the host stores pay these expenses for departments operated on a percentage-of-sales basis. The following amounts represent rental expense for fiscal 1999, 1998 and 1997 (000’s omitted):

	1999	1998	1997

Occupancy costs based on sales	$52,623	$54,563	$52,300

All other rental expense	97,112	92,068	87,699

Sublease rental income	(21,672)	(22,606)	(21,725)

	$128,063	$124,025	$118,274

At January 29, 2000 and January 30, 1999, property under capital leases consisted of $7,145,000 and $7,119,000 in equipment with accumulated amortization of $4,186,000 and $2,887,000, respectively.

At January 29, 2000, future minimum lease payments and sublease income receipts under non-cancellable leases, and the present value of future minimum lease payments for capital leases are as follows (000’s omitted):

		Operating Leases

	Capital
	Leases	Payments	Receipts

2000	$1,574	$73,116	$12,010

2001	444	60,635	8,902

2002	90	50,757	6,908

2003	—	42,496	4,957

2004	—	35,847	3,431

2005 and thereafter	—	71,113	5,379

Total future minimum lease payments	2,108	$333,964	$41,587

Amount representing interest	(129)

Present value of future minimum lease payments	$1,979

(14) Quarterly Results of Operations (Unaudited)

The following is a summary of quarterly financial data for the 52 weeks ended January 29, 2000 and January 30, 1999. The fourth quarter of fiscal 1999 includes a $2.0 million pretax charge for the closing of 150 optical departments in Montgomery Ward stores. The third quarter of fiscal 1999 includes a $4.7 million pretax charge related to the severance of several senior managers. The fourth quarter of fiscal 1998 includes net pretax charges of $23.1 million related to restructuring and other unusual items, of which $5.2 million relates to inventory markdowns that are included in cost of sales. The third quarter of fiscal 1998 includes $6.0 million of income from cash received in a nontaxable settlement of claims against the former owner of Pearle.

Fiscal 1999

($in thousands, except per share amounts)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

Net revenue	$266,632	$267,502	$257,618	$274,670

Gross margin	179,334	177,297	171,264	178,823

Net income (loss)	3,039	3,998	(2,806)	(2,223)

Earnings (loss) per common share:

Basic	0.20	0.27	(0.19)	(0.15)

Diluted	0.20	0.27	(0.19)	(0.15)

Fiscal 1998

($in thousands, except per share amounts)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

Net revenue	$271,828	$267,611	$256,654	$272,089

Gross margin	181,539	178,479	171,744	172,330

Net income (loss)	6,112	9,800	9,062	(10,698)

Earnings (loss) per common share:

Basic	0.41	0.66	0.61	(0.72)

Diluted	0.40	0.64	0.60	(0.72)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ON THE FINANCIAL STATEMENT SCHEDULES

To COLE NATIONAL CORPORATION:

      We have audited in accordance with auditing standards generally accepted in the United States the consolidated financial statements of Cole National Corporation and Subsidiaries included in this Form 10-K and have issued our report thereon dated March 23, 2000. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedules are the responsibility of the Company’s management and are presented for purposes of complying with the Securities and Exchange Commission’s rules and are not part of the consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Cleveland, Ohio,
March 23, 2000.

Schedule I

COLE NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Cole National Corporation
Condensed Balance Sheets
January 29, 2000 and January 30, 1999
(Dollars in millions)

	2000	1999

Assets:

Receivable from subsidiaries	$63.7	$68.8

Refundable income taxes	—	8.4

Investment in subsidiaries	51.9	48.4

Notes receivable and investment in Pearle Europe	15.4	14.7

Property and equipment, net	11.5	12.8

Other	17.2	7.9

Total assets	$159.7	$161.0

Liabilities and Stockholders’ Equity:

Accounts payable and accrued expenses	$2.5	$3.2

Long-term debt	11.3	2.4

Other long term liabilities	—	10.0

Stockholders’ equity	145.9	145.4

Total liabilities and stockholders’ equity	$159.7	$161.0

Schedule I
(continued)

Cole National Corporation
Condensed Statements of Operations and Cash Flows
52 Weeks Ended January 29, 2000, January 30, 1999 and January 31, 1998
(Dollars in millions)

	January 29,	January 30,	January 31,
	2000	1999	1998

Revenue:

Services to affiliates	$1.9	$2.7	$1.8

Total revenue	1.9	2.7	1.8

Operating expenses	(6.7)	(12.7)	(1.8)

Interest income	0.8	1.4	.3

Pre-tax income (loss)	(4.0)	(8.6)	.3

Income tax benefit (expense)	1.1	2.6	(.2)

Income (loss) before equity in undistributed earnings (loss) of subsidiaries	(2.9)	(6.0)	.1

Equity in undistributed earnings (loss) of subsidiaries	4.9	20.3	(6.3)

Net income (loss)	2.0	14.3	(6.2)

Adjustments to reconcile net loss to cash provided (used) by operating activities	(3.5)	(14.2)	(18.8)

Net cash provided (used) by operating activities	(1.5)	.1	(25.0)

Financing activities:

Repayment of long-term debt	(1.1)	(.9)	(1.0)

Proceeds from sale of common stock	—	—	115.9

Common stock repurchased	(0.6)	(5.5)	(.6)

Repayment of stock option notes receivable	0.2	—	—

Dividends paid	(0.2)	—	—

Proceeds from stock option exercises	0.2	2.0	2.9

Net cash provided (used) by financing activities	(1.5)	(4.4)	117.2

Investing activities:

Advances from (to) affiliates	5.1	21.2	(61.7)

Purchase of property and equipment	—	(9.7)	—

Acquisition of business	—	—	(27.8)

Investment in Pearle Europe	(2.1)	(10.3)	(2.8)

Repayment of notes receivable	—	3.1	.1

Net cash provided (used) by investing activities	3.0	4.3	(92.2)

Net change in cash	—	—	—

Cash, beginning of period	—	—	—

Cash, end of period	$—	$—	$—

Schedule I
(continued)

Note to Condensed Financial Information of Registrant

      The accompanying financial information of Cole National Corporation is as of January 29, 2000 and January 30, 1999, and for the 52 weeks ended January 29, 2000, January 30, 1999 and January 31, 1998. Cole National Corporation is a holding company for its wholly-owned subsidiaries, including Cole National Group, Inc. and consisted of no other operations.

      This financial information should be read in connection with the Consolidated Financial Statements and notes thereto of Cole National Corporation and subsidiaries, contained on pages elsewhere in this Form 10-K.

Schedule II

Cole National Corporation and Subsidiaries
Valuation and Qualifying Accounts
52 Weeks Ended January 29, 2000, January 30, 1999 and January 31, 1998
(Dollars in millions)

		Additions

	Balance at	Charged to	Charged to				Balance at
	Beginning	Costs and	Other				End of
Description	of Period	Expenses	Accounts		Deductions		Period

January 29, 2000

Allowance for Doubtful Accounts	$7.2	$4.3	$—		$3.9	(A)	$7.6

Franchise Repurchase Reserve	5.2	0.3	—		1.3	(A)	4.2

January 30, 1999

Allowance for Doubtful Accounts	$7.1	$0.9	$—		$0.8	(A)	$7.2

Franchise Repurchase Reserve	6.7	—	—		1.5	(A)	5.2

Discontinued Operation Reserve	1.3	—	—		1.3	(B)	—

January 31, 1998

Allowance for Doubtful Accounts	6.6	1.1	1.8	(C)	2.4	(A)	7.1

Franchise Repurchase Reserve	5.5	0.6	1.5	(C)	0.9	(A)	6.7

Discontinued Operation Reserve	—	1.3	—		—		1.3

(A)	Receivable balances written off, net of recoveries.

(B)	Discontinued operation charges taken against the reserve.

(C)	Purchase price accounting reserves created as a result of the acquisition of AVC.

Reserve balances presented in the Notes to Consolidated Financial Statements are not represented in this schedule.

EXHIBIT INDEX

Exhibit
Number	Description

3.1(i)	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 (i) of Cole National Corporation’s Annual Report on Form 10-K for the year ended February 3, 1996 (File No. 1-12814).

3.1(ii)	Certificate of Amendment of the Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1(ii) to Cole National Corporation’s Annual Report on Form 10-K for the period ended January 31, 1998 (File No. 1-12814).

3.2(ii)	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.2(ii) of Cole National Corporation’s Annual Report on Form 10-K for the year ended February 3, 1996 (File No. 1-12814).

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3.3 of Cole National Corporation’s Annual Report on Form 10-K for the year ended February 3, 1996 (File No. 1-12814).

4.1	Indenture dated November 15, 1996, by and among Cole National Group, Inc. and Norwest Bank Minnesota, National Association, as trustee, relating to the 9-7/8% Senior Subordinated Notes Due 2006 (the form of which Senior Subordinated Note is included in such Indenture), incorporated by reference to Exhibit 4.1 of Cole National Corporation’s Report on Form 8-K, filed with the Commission on December 2, 1996 (File No. 1-12814).

4.2	Indenture, dated August 22, 1997, between Cole National Group, Inc. and Norwest Bank Minnesota, National Association, as Trustee, relating to the 8-5/8% Senior Subordinated Notes Due 2007, incorporated by reference to Exhibit 4.4 of Cole National Group, Inc.’s Registration Statement on Form S-1 (Registration No. 333-34963).

4.3	Rights Agreement dated as of November 22, 1999 by and between Cole National Corporation and National City Bank, as Rights Agent.

4.4	Cole National Corporation by this filing agrees, upon request, to file with the Commission the instruments defining the rights of holders of long-term debt of Cole National Corporation and its subsidiaries where the total amount of securities authorized thereunder does not exceed 10% of the total assets of Cole National Corporation and its subsidiaries on a consolidated basis.

10.1*	Employment Agreement entered into as of December 17, 1998 by and among Cole National Corporation, Cole National Group, Inc., Cole Vision Corporation, Pearle, Inc., Things Remembered, Inc. and Jeffrey A. Cole, incorporated by reference to Exhibit 10.1 to Cole National Corporation’s Annual Report on Form 10-K for the year ended January 30, 1999 (File No. 1-12814).

10.2*	Agreement dated March 27, 1993 between Cole National Corporation and Joseph Gaglioti regarding termination of employment, incorporated by reference to Exhibit 10.8 to CNG’s Registration Statement on Form S-1 (Registration No. 33-66342).

10.3*	1992 Management Stock Option Plan, including forms of Nonqualified Stock Option Agreement (Time Vesting) and Nonqualified Stock Option Agreement (Performance Option), as amended, and forms of promissory notes and pledge agreements, incorporated by reference to Exhibit 10.11 to Cole National Group, Inc.’s Registration Statement on Form S-1 (Registration No. 33-66342).

Exhibit
Number	Description

10.4*	Cole National Corporation 1993 Management Stock Option Plan, including forms of Nonqualified Stock Option Agreement (1993 Time Vesting) and form of secured promissory notes and stock pledge agreement, incorporated by reference to Exhibit 10.29 to Cole National Group, Inc.’s Registration Statement on Form S-1 (Registration No. 33-66342).

10.5*	Form of Option Agreement for Directors of the Company, incorporated by reference to Exhibit 10.41 to Cole National Corporation ‘s Registration Statement on Form S-1 (Registration No. 33-74228).

10.6*	Amended and Restated Nonqualified Stock Option Plan for Non-employee Directors, incorporated by reference to Exhibit A to Cole National Corporation’s Proxy Statement for the 1997 Annual Meeting (File No. 1-12814).

10.7*	Form of Nonqualified Stock Option Agreement for Non-employee Directors, incorporated by reference to Exhibit 10.9 of Cole National Corporation’s Annual Report on Form 10-K for the year ended February 3, 1996 (File No. 1-12814).

10.8*	Cole National Corporation 1996 Management Stock Option Plan, including forms of Nonqualified Stock Option Agreement (1996 Time Vesting), incorporated by reference to Exhibit 10.10 of Cole National Corporation’s Annual Report on Form 10-K for the year ended February 3, 1996 (File No. 1-12814).

10.9*	Management Incentive Bonus Program, incorporated by reference to Exhibit 10.11 to Cole National Corporation’s Annual Report on Form 10-K for the period ended January 31, 1998 (File No. 1-12814).

10.10*	Form of Nonqualified Stock Option Agreement (1997 Time Vesting), incorporated by reference to Exhibit 10.12 to Cole National Corporation’s Annual Report on Form 10-K for the period ended January 31, 1998 (File No. 1-12814).

10.11*	Executive Life Insurance Plan of Cole National Corporation, incorporated by reference to Exhibit 10.12 to Cole National Group, Inc.’s Registration Statement on Form S-1 (Registration No. 33-66342).

10.12*	Medical Expense Reimbursement Plan of Cole National Corporation effective as of February 1, 1992, incorporated by reference to Exhibit 10.13 to Cole National Group, Inc.’s Registration Statement on Form S-1 (Registration No. 33-66342).

10.13	Agreement for the Allocation of Federal Income Tax Liability and Benefits among Members of the Parent Group dated August 23, 1985, as amended, incorporated by reference to Exhibit 10.26 to Cole National Group, Inc.’s Registration Statement on Form S-1 (Registration No. 33-66342).

10.14	Assignment and Assumption Agreement dated as of September 30, 1993 between the Company and Cole National Group, incorporated by reference to Exhibit 10.24 of Cole National Corporation’s Annual Report on Form 10-K for the year ended February 3, 1996 (File No. 1-12814).

10.15	Lease Agreement (Knoxville) dated as of November 28, 1979 by and between Tommy Hensley, as agent for the real property of Mrs. Don Siegel and Cole Vision Corporation, as amended and supplemented, incorporated by reference to Exhibit 10.15 to Cole National Group, Inc.’s Registration Statement on Form S-1 (Registration No. 33-66342).

Exhibit
Number	Description

10.16	Lease Agreement (Memphis) dated as of October 2, 1991 by and between Shelby Distribution Park and Cole Vision Corporation, incorporated by reference to Exhibit 10.16 to Cole National Group, Inc.’s Registration Statement on Form S-1 (Registration No. 33-66342).

10.17	Lease Agreement (Richmond) dated as of April 23, 1982 by and between Daniel, Daniel & Daniel and Cole Vision Corporation, as amended and supplemented, incorporated by reference to Exhibit 10.17 to Cole National Group, Inc.’s Registration Statement on Form S-1 (Registration No. 33-66342).

10.18	Lease for Multi-Tenancy Space (Salt Lake) dated as of October 30, 1981 by and between East Centennial Joint Venture and Cole Vision Corporation, as amended and supplemented, incorporated by reference to Exhibit 10.18 to Cole National Group, Inc.’s Registration Statement on Form S-1 (Registration No. 33-66342).

10.19	Lease Agreement (Knoxville) dated as of April 11, 1995 by and between Richard T. Fox and Cole Vision Corporation, incorporated by reference to Exhibit 10.29 of Cole National Corporation’s Annual Report on Form 10-K for the year ended February 3, 1996 (File No. 1-12814).

10.20	Form of Lease Agreement Finite 19518 dated as of December 29, 1988 between Sears, Roebuck and Co. and Cole Vision Corporation, incorporated by reference to Exhibit 10.23 to Cole National Group, Inc.’s Registration Statement on Form S-1 (Registration No. 33-66342).

10.21	Form of License Agreement (Optical), incorporated by reference to Exhibit 10.24 to Cole National Group, Inc.’s Registration Statement on Form S-1 (Registration No. 33-66342).

10.22	Form of License/Lease Agreement (Optical), incorporated by reference to Exhibit 10.25 to Cole National Group, Inc.’s Registration Statement on Form S-1 (Registration No. 33-66342).

10.23	Form of Indemnification Agreement for Directors of Cole National Corporation, incorporated by reference to Exhibit 10.19 to Cole National Group, Inc.’s Registration Statement on Form S-1 (Registration No. 33-66342).

10.24	Form of Indemnification Agreement for Officers of Cole National Corporation, incorporated by reference to Exhibit 10.20 to Cole National Group, Inc.’s Registration Statement on Form S-1 (Registration No. 33-66342).

10.25*	Supplemental Retirement Benefit Plan of Cole National Corporation, incorporated by reference to Exhibit 10.38 to Cole National Corporation’s Registration Statement on Form S-1 (Registration No. 33-74228).

10.26*	Supplemental Pension Plan of Cole National Corporation, incorporated by reference to Exhibit 10.48 to Cole National Corporation ‘s Registration Statement on Form S-1 (Registration No. 33-74228).

10.27	Warrant Agreement dated as of September 25, 1990 between Cole National Corporation and the purchasers named therein, incorporated by reference to Exhibit 10.36 to Cole National Corporation ‘s Registration Statement on Form S-1 (Registration No. 33-74228).

EXHIBIT INDEX

Exhibit
Number	Description

10.28	Lease agreement (Salt Lake) dated as of November 1, 1996 by and between Gibbons Realty Company and Cole Vision Corporation, incorporated by reference to Exhibit 10.01 of Cole National Corporations Quarterly Report on Form 10-Q for the period ended November 2, 1996 (File No. 1-12814).

10.29	Credit Agreement, dated as of November 15, 1996, among Cole Vision Corporation, Things Remembered, Inc., Cole Gift Centers, Inc., Pearle, Inc. and Pearle Service Corporation and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 99.1 of Cole National Corporation’s Report on Form 8-K, filed with the Commission on December 2, 1996 (File No. 1-12814).

10.30	First Amendment to the Credit Agreement, dated as of January 13, 1997, among Cole Vision Corporation, Things Remembered, Inc., Cole Gift Centers, Inc., Pearle, Inc., and Pearle Service Corporation and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.33 of Cole National Group, Inc.’s Registration Statement on Form S-1 (Registration No. 333-34963).

10.31	Second Amendment to Credit Agreement, dated as of August 8, 1997, among Cole Vision Corporation, Things Remembered, Inc., Cole Gift Centers, Inc., Pearle, Inc. and Pearle Service Corporation and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.34 of the Cole National Group, Inc.’s Registration Statement on Form S-1 (Registration No. 333-34963).

10.32	Cole National Group, Inc. Guarantee and Cash Collateral Agreement, dated as of November 15, 1996, by Cole National Group and Cole National Corporation, incorporated by reference to Exhibit 99.3 of Cole National Corporation’s Report on Form 8-K, filed with the Commission on December 2, 1996 (File No. 1-12814).

10.33	Guarantee and Collateral Agreement dated as of November 15, 1996, by Cole Vision Corporation, Things Remembered, Inc., Cole Gift Centers, Inc., Pearle, Inc. and Pearle Service Corporation and Canadian Imperial Bank of Commerce, Incorporated by reference to Exhibit 99.4 of Cole National Corporation’s Report on Form 8-K, filed with the Commission on December 2, 1996 (File No. 1-12814).

10.34*	Form of Cole National Corporation 401(k) Savings Plan, incorporated by reference to Exhibit 4.1 of Cole National Corporation’s Registration Statement on Form S-8, filed with the Commission on November 20, 1997 (Registration No. 333-40609).

10.35*	Agreement, dated August 4, 1997, between the Company and Leslie D. Dunn regarding termination of employment, incorporated by reference to Exhibit 10.37 of Cole National Group, Inc.’s Registration Statement on Form S-1 (Registration No. 333-34963).

10.36*	Form of Cole National Corporation Non Qualified Stock Option Agreement (Non employee Directors), incorporated by reference to Exhibit 10.5 of Cole National Corporation’s Quarterly Report on Form 10-Q for the period ended August 2, 1997 (File No. 1-12814).

10.37*	Form of Cole National Corporation Non Employee Director Equity and Deferred Compensation Plan, incorporated by reference to Exhibit B to Cole National Corporation’s definitive Proxy Statement dated May 6, 1997 (File No. 1-12814).

EXHIBIT INDEX

Exhibit
Number	Description

10.38*	Form of Cole National Corporation Non Employee Director Equity and Deferred Compensation Plan Participation Agreement Plan Year 1997, incorporated by reference to Exhibit 10.7 of Cole National Corporation’s Quarterly Report on Form 10-Q for the period ended August 2, 1997 (File No. 1-12814).

10.39*	Form of Cole National Corporation’s Amended 1998 Equity and Performance Incentive Plan, incorporated by reference to Annex B to Cole National Corporation’s definitive Proxy Statement dated May 1, 1998 (File No. 1-12814).

10.40	Third Amendment to the Credit Agreement, dated as of May 15, 1998, among Cole Vision Corporation and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.1 of Cole National Corporation’s Quarterly Report on Form 10-Q for the period ended May 2, 1998 (File No. 1-12814).

10.41	Fourth Amendment to the Credit Agreement, dated as of March 5, 1999, among Cole Vision Corporation, Things Remembered, Inc. and Pearle, Inc., and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.45 of Cole National Corporation’s Annual Report on Form 10-K for the period ended January 30, 1999 (File No. 1-12814).

10.42*	Nonqualified Stock Option Agreement between Cole National Corporation and Jeffrey A. Cole dated as of December 17, 1998, incorporated by reference to Exhibit 10.46 of Cole National Corporation’s Annual Report on Form 10-K for the period ended January 30, 1999 (File No. 1-12814).

10.43*	Form of Nonqualified Stock Option Agreement for Executive Officers under the Cole National Corporation 1998 Equity Performance and Incentive Plan, incorporated by reference to Exhibit 10.48 of Cole National Corporation’s Annual Report on Form 10-K for the period ended January 30, 1999 (File No. 1-12814).

10.44*	Restricted Stock Agreement between Cole National Corporation and Jeffrey A. Cole dated as of December 17, 1998, incorporated by reference to Exhibit 10.49 of Cole National Corporation’s Annual Report on Form 10-K for the period ended January 30, 1999 (File No. 1-12814).

10.45*	Cole National Group, Inc. 1999 Supplemental Retirement Benefit Plan dated as of December 17, 1998, incorporated by reference to Exhibit 10.51 of Cole National Corporation’s Annual Report on Form 10-K for the period ended January 30, 1999 (File No. 1-12814).

10.46*	Instrument Designating Participants of the Cole National Group, Inc. 1999 Supplemental Retirement Benefit Plan dated December 17, 1998, incorporated by reference to Exhibit 10.52 of Cole National Corporation’s Annual Report on Form 10-K for the period ended January 30, 1999 (File No. 1-12814).

10.47*	Cole National Group, Inc. Deferred Compensation Plan effective as of February 1, 1999, incorporated by reference to Exhibit 10.53 of Cole National Corporation’s Annual Report on Form 10-K for the period ended January 30, 1999 (File No. 1-12814).

10.48*	Amendment No. 1, dated as of December 17, 1998, to the Cole National Group, Inc. Supplemental Pension Plan, incorporated by reference to Exhibit 10.54 of Cole National Corporation’s Annual Report on Form 10-K for the period ended January 30, 1999 (File No. 1-12814).

EXHIBIT INDEX

Exhibit
Number	Description

10.49	Fifth Amendment to the Credit Agreement, dated as of August 20, 1999, among Cole Vision Corporation, Things Remembered, Inc. and Pearle, Inc., and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.1 of Cole National Corporation’s Quarterly Report on Form 10-Q for the period ended July 31, 1999 (File No. 1-12814).

10.50	Sixth Amendment and Waiver to the Credit Agreement, dated as of March 7, 2000, among Cole Vision Corporation, Things Remembered, Inc. and Pearle, Inc., and Canadian Imperial Bank of Commerce.

10.51	Cole National Corporation Guarantee, in favor of Canadian Imperial Bank of Commerce, dated as of March 7, 2000, among Cole Vision Corporation, Things Remembered, Inc. and Pearle, Inc.

10.52*	Employment Agreement entered into as of January 18, 2000 by and among Cole National Corporation and Larry Pollock.

10.53*	Restricted Stock Agreement between Cole National Corporation and Larry Pollock dated as of January 18, 2000.

10.54*	Nonqualified Stock Option Agreement #1 between Cole National Corporation and Larry Pollock dated as of January 18, 2000.

10.55*	Nonqualified Stock Option Agreement #2 between Cole National Corporation and Larry Pollock dated as of January 18, 2000.

10.56	Standstill Agreement, dated as of November 22, 1999, by and between Cole National Corporation and HAL International N.V.

10.57*	Agreement dated December 22, 1999 between Cole National Corporation and William P. Lahiff, Jr., regarding termination of employment.

10.58*	Letter agreement dated as of December 22, 1999 between Cole National Corporation and William P. Lahiff, Jr.

10.59*	Letter Agreement dated October 14, 1999 between Cole National Corporation and Wayne L. Mosley regarding termination of employment.

10.60*	Letter agreement dated March 23, 2000 between Cole National Corporation and Thomas T.S. Kaung.

10.61*	Agreement dated March 23, 2000 between Cole National Corporation and Thomas T.S. Kaung regarding termination of employment.

10.62*	Nonqualified Stock Option Agreement (Grant #1) between Cole National Corporation and Thomas T.S. Kaung dated as of March 23, 2000.

10.63*	Nonqualified Stock Option Agreement (Grant #2) between Cole National Corporation and Thomas T.S. Kaung dated as of March 23, 2000.

10.64*	Form of Cole National Corporation’s 1999 Employee Stock Purchase Plan, incorporated by reference to Annex A of Cole National Corporation’s definitive Proxy Statement dated May 3, 1999 (File No. 1-12814).

EXHIBIT INDEX

Exhibit
Number	Description

10.65*	Form of Cole National Corporation’s 1999 Broad-Based Employee Stock Option Plan, incorporated by reference to Exhibit 4.6 of Cole National Corporation’s Registration Statement on Form S-8 (Registration No. 333-822714).

10.66*	Instrument Designating Participant of the Cole National Group, Inc. 1999 Supplemental Retirement Benefit Plan dated January 1, 2000.

10.67*	Addendum to Employment Agreement dated June 4, 1999 among Jeffrey A. Cole, Cole National Corporation and certain of its subsidiaries.

10.68*	Split-Dollar Agreement dated as of June 4, 1999 between Cole National Corporation and Jo Merrill, as Trustee of the Jeffrey A. Cole Insurance Trust.

10.69	Seventh Amendment to the Credit Agreement, dated as of April 21, 2000, among Cole Vision Corporation, Things Remembered, Inc. and Pearle, Inc., and Canadian Imperial Bank of Commerce.

21	Subsidiaries of Cole National Corporation.

24	Power(s) of Attorney.

27	Financial Data Schedule.

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K.