Form 10-Q
period 2000-04-29
COLE NATIONAL CORP /DE/
filed 2000-06-12
CIK 769644

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

 X  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended April 29, 2000, or

      Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from                  to                  .

Commission file number 1-12814

COLE NATIONAL CORPORATION
 (Exact name of registrant as specified in its charter)

Delaware	34-1453189
(State or other jurisdiction of	(I.R.S. employer identification no.)
incorporation or organization)

5915 Landerbrook Drive	44124
Mayfield Heights, Ohio	(Zip Code)

(Address of principal executive offices)

(440) 449-4100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 X  YES      NO

As of May 31, 2000, 15,518,812 shares of the registrant’s common stock were outstanding.

COLE NATIONAL CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED APRIL 29, 2000
INDEX

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of April 29, 2000 and January 29, 2000	1

	Consolidated Statements of Operations for the 13 weeks ended April 29, 2000

	and May 1, 1999	2

	Consolidated Statements of Cash Flows for the 13 weeks ended April 29, 2000

	and May 1, 1999	3

	Notes to Consolidated Financial Statements	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	6

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	9

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	10

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

COLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	April 29,	January 29,
	2000	2000

Assets

Current assets:

Cash and temporary cash investments	$20,507	$28,953

Accounts receivable, less allowance for doubtful accounts of $7,518 in 2000 and $7,557 in 1999	42,781	41,682

Current portion of notes receivable	4,863	4,917

Refundable income taxes	1,546	1,546

Inventories	120,129	116,514

Prepaid expenses and other	6,086	6,947

Deferred income tax benefits	5,338	3,901

Total current assets	201,250	204,460

Property and equipment, at cost	273,111	267,633

Less — accumulated depreciation and amortization	(146,911)	(144,249)

Total property and equipment, net	126,200	123,384

Notes receivable, excluding current portion and less reserves for uncollectible amounts of $4,081 in 2000 and $4,196 in 1999	23,509	25,948

Deferred income taxes and other assets	76,216	77,080

Intangible assets, net	155,949	157,399

Total assets	$583,124	$588,271

Liabilities and Stockholders’ Equity

Current liabilities:

Current portion of long-term debt	$1,248	$1,515

Accounts payable	54,140	60,388

Accrued interest	7,053	6,482

Accrued liabilities	77,135	72,176

Total current liabilities	139,576	140,561

Long-term debt, net of discount and current portion	284,452	284,584

Other long-term liabilities	16,437	16,610

Stockholders’ equity:
Preferred stock	—	—

Common stock	16	16

Paid-in capital	261,966	261,835

Accumulated deficit	(101,340)	(99,984)

Accumulated other comprehensive loss	(5,171)	(3,358)

Treasury stock at cost	(6,219)	(6,218)

Unamortized restricted stock awards	(4,754)	(5,064)

Notes receivable-stock option exercise	(1,839)	(711)

Total stockholders’ equity	142,659	146,516

Total liabilities and stockholders’ equity	$583,124	$588,271

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

COLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	13 Weeks Ended

	April 29,	May 1,
	2000	1999

Net revenue	$257,771	$260,483

Cost of goods sold	86,328	88,118

Operating expenses	158,343	151,859

Depreciation and amortization	10,002	9,266

Total costs and expenses	254,673	249,243

Operating income	3,098	11,240

Interest and other (income) expense:

Interest expense	7,060	6,828

Interest and other income	(950)	(739)

Total interest and other (income) expense	6,110	6,089

Income (loss) before income taxes	(3,012)	5,151

Income tax provision (benefit)	(1,656)	2,112

Net income (loss)	$(1,356)	$3,039

Earnings (loss) per common share:

Basic -	$(0.09)	$0.20

Diluted -	$(0.09)	$0.20

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

COLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	13 Weeks Ended

	April 29,	May 1,
	2000	1999

Cash flows from operating activities:

Net income (loss)	$(1,356)	$3,039

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:

Depreciation and amortization	10,002	9,266

Non-cash interest, net	(18)	(260)

Increases (decreases) in cash resulting from changes in assets and liabilities:

Accounts and notes receivable, prepaid expenses and other assets	861	(1,285)

Inventories	(3,615)	(8,158)

Accounts payable, accrued liabilities and other liabilities	(610)	(20,481)

Accrued interest	571	937

Accrued, refundable and deferred income taxes	(1,615)	1,677

Net cash provided (used) by operating activities	4,220	(15,265)

Cash flows from investing activities:

Purchase of property and equipment, net	(9,099)	(7,221)

Systems development costs	(1,823)	(3,328)

Other, net	56	(148)

Net cash used by investing activities	(10,866)	(10,697)

Cash flows from financing activities:

Repayment of long-term debt	(419)	(346)

Payment of deferred financing fees	(188)	—

Common stock repurchased	—	(327)

Net proceeds from exercise of stock options and warrants	—	153

Issuance of stock option notes receivable	(998)	—

Other, net	(195)	434

Net cash used by financing activities	(1,800)	(86)

Cash and temporary cash investments:

Net decrease during the period	(8,446)	(26,048)

Balance, beginning of the period	28,953	51,057

Balance, end of the period	$20,507	$25,009

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

COLE NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Summary of Significant Accounting Policies

Basis of Presentation

      The consolidated financial statements include the accounts of Cole National Corporation and its wholly owned subsidiaries, including Cole National Group, Inc. and its wholly owned subsidiaries (collectively, the “Company”). All significant intercompany transactions have been eliminated in consolidation.

      The accompanying consolidated financial statements have been prepared without audit and certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted, although management believes that the disclosures herein are adequate to make the information not misleading. Results for interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended January 29, 2000.

      In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of April 29, 2000 and the results of operations and cash flows for the 13 weeks ended April 29, 2000 and May 1, 1999.

Inventories

      The accompanying interim consolidated financial statements have been prepared without physical inventories.

Cash Flows

      Net cash flows from operating activities reflect cash (receipts) payments for income taxes and interest of ($61,000) and $6,224,000, respectively, for the 13 weeks ended April 29, 2000, and $234,000 and $5,620,000, respectively, for the 13 weeks ended May 1, 1999.

Earnings Per Share

      Earnings per share for the 13 weeks ended April 29, 2000 and May 1, 1999 have been calculated based on the following weighted average number of common shares and equivalents outstanding:

	2000	1999

Basic	15,518,812	14,869,996

Diluted	15,518,812	15,068,447

Total Other Comprehensive Income (Loss)

      Total other comprehensive income (loss) for the 13 weeks ended April 29, 2000 and May 1, 1999 is as follows (000’s omitted):

	13 Weeks Ended

	April 29,	May 1,
	2000	1999

Net income (loss)	$(1,356)	$3,039

Cumulative translation loss	(1,813)	(854)

Total comprehensive income (loss)	$(3,169)	$2,185

(2) Segment Information

      Information on the Company’s reportable segments is as follows (000’s omitted):

	13 Weeks Ended

	April 29,	May 1,
	2000	1999

Net revenue:

Cole Vision	$207,115	$212,082

Things Remembered	50,656	48,401

Consolidated net revenue	$257,771	$260,483

Operating income (loss):

Cole Vision	$9,443	$14,327

Things Remembered	(2,378)	(1,341)

Total segment operating income	7,065	12,986

Unallocated amounts:

Corporate expenses	(3,967)	(1,746)

Consolidated operating income	3,098	11,240

Interest and other expense, net	(6,110)	(6,089)

Income (loss) before income taxes	$(3,012)	$5,151

(3) Reclassifications

      Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following is a discussion of certain factors affecting the Company’s results of operations for the 13 week periods ended April 29, 2000 and May 1, 1999 (the Company’s first quarter) and its liquidity and capital resources. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this filing and the audited financial statements for the fiscal year ended January 29, 2000 included in the annual report on Form 10-K.

      Fiscal years end on the Saturday closest to January 31 and are identified according to the calendar year in which they begin. For example, the fiscal year ended January 29, 2000 is referred to as “fiscal 1999.” The current fiscal year, which will end February 3, 2001, is referred to as “fiscal 2000.”

Results of Operations

      The following table sets forth certain operating information for the first quarter fiscal 2000 and fiscal 1999 (dollars in millions):

	First Quarter

	Fiscal	Fiscal
	2000	1999	Change

Net Revenue-

Cole Vision	$207.1	$212.1	(2.3%)

Things Remembered	50.7	48.4	4.7%

Total net revenue	$257.8	$260.5	(1.0%)

Gross profit	$171.4	$172.4	(0.5%)

Operating expenses	158.3	151.9	4.3%

Depreciation & amortization	10.0	9.3	7.9%

Operating income	$3.1	$11.2	(72.4%)

Percentage of Net Revenue-

Gross margin	66.5%	66.2%	0.3

Operating expenses	61.4	58.3	3.1

Depreciation & amortization	3.9	3.6	0.3

Operating income	1.2%	4.3%	(3.1)

Number of Retail Locations at the End of the Period-

Cole Licensed Brands	1,078	1,185

Pearle company-owned	447	469

Pearle franchised	421	412

Total Cole Vision	1,946	2,066

Things Remembered	791	817

Total Cole National	2,737	2,883

      The decrease in net revenue for the first quarter of fiscal 2000 was primarily attributable to a reduction in the number of locations, including the closing of all optical departments at Montgomery Ward in December 1999, partially offset by a consolidated comparable store sales increase of 3.1%. Changes in comparable store sales by business compared to the same period a year ago were:

First Quarter

Cole Licensed Brands (U.S.)	4.9%

Pearle company-owned (U.S.)	(1.3%)

Total Cole Vision	2.4%

Things Remembered	5.8%

Total Cole National	3.1%

      At Cole Licensed Brands, total first quarter sales increased despite the closing of the Montgomery Ward departments. The average selling price was nearly even between years, reflecting a small decrease in the average contact lens price, while the number of transactions was up slightly even though there were fewer locations. First quarter sales results for Pearle reflected a decrease in the number of transactions due, in part, to fewer locations. The average selling price was essentially flat between years. The comparable store sales performance at Pearle company-owned stores, although negative, was the best quarter’s comparable store sales performance since the second quarter of fiscal 1998. At Things Remembered, the comparable store sales increase reflected an increase in sales of new merchandise at higher average unit retails and an increase in the number of transactions compared to a year ago.

      The gross profit decrease was primarily attributable to the lower revenue at Cole Vision, partially offset by the revenue increase at Things Remembered. Gross margin at Cole Vision improved 0.9 percentage points in fiscal 2000 compared to the first quarter last year. The primary cause for the improvement was the additional revenue associated with the MetLife vision care business acquired in October 1999. Gross margin at Things Remembered decreased 2.2 percentage points compared to the first quarter last year reflecting the impact of an aggressive merchandise clearance promotion this year.

      The unfavorable leverage in operating expenses was primarily attributable to a 1.6 percentage point increase in payroll costs, a 0.7 percentage point increase from severance costs, a 0.3 percentage point increase in net advertising expenditures and a 0.2 percentage point increase in store occupancy costs. The leverage loss resulted primarily from the decline in comparable store sales at Pearle company-owned stores, a $1.8 million charge for severance costs recorded in connection with a personnel reduction at Cole Vision, and increased expenses associated with the Target Optical expansion. The increase in depreciation and amortization was primarily attributable to amortization of systems development costs related to the Pearle manufacturing and merchandise/inventory management system implemented in the third quarter last year and amortization of restricted stock awarded in January 2000.

      The decrease in income from operations was primarily the result of the decrease in net revenue and the increase in operating expenses and depreciation and amortization.

      Net interest and other expense was virtually flat between years at $6.1 million. An income tax provision was recorded in the first quarter of fiscal 2000 and fiscal 1999 using the Company’s estimated annual effective tax rates of 55% and 41%, respectively. The increase in the rate approximates the full year effective rate realized in fiscal 1999.

      Net income decreased to a loss of $1.4 million for the first quarter of fiscal 2000 from a profit of $3.0 million for the first quarter of fiscal 1999. The decrease was due to the decrease in income from operations, offset in part by the higher effective tax rate on the fiscal 2000 first quarter loss.

Liquidity and Capital Resources

      The Company’s primary source of liquidity is funds provided from operations of its operating subsidiaries. In addition, its wholly-owned subsidiary, Cole National Group, Inc., and its operating subsidiaries have a working capital line of credit of $75.0 million. By amendment, the working capital commitment has been reduced to $50.0 million for the period January 30, 2000 to June 29, 2000 and certain covenants were modified. There were no working capital borrowings outstanding at any time during the first quarter of fiscal 2000 and fiscal 1999. As of April 29, 2000, availability under the credit facility totaled $40.4 million, after reduction for commitments under outstanding letters of credit.

      Operations for the first quarter provided $4.2 million of cash in fiscal 2000 compared to using $15.3 million in fiscal 1999. The primary reason for the additional $19.5 million in cash provided by operations was a significantly smaller decrease in accounts payable, accrued liabilities and other liabilities in the first quarter of fiscal 2000 as compared to fiscal 1999.

      Cash used for investing activities included capital additions of $9.1 million and $7.2 million for the first quarter of fiscal 2000 and fiscal 1999, respectively. The majority of capital expenditures were for store fixtures, equipment and leasehold improvements for new stores and the remodeling of existing stores. Investments in systems development costs totaled $1.8 and $3.3 million in the first quarter of fiscal 2000 and fiscal 1999, respectively.

      The Company believes that funds provided from operations, along with funds available under the credit facility, will provide adequate sources of liquidity to allow its operating subsidiaries to continue to expand the number of stores and to fund capital expenditures and systems development costs.

Recent Developments and Forward-Looking Information

      In March 2000, the Company launched the reorganization of the operating structure of its optical business. It is believed that the essential ingredient to improved sales and profitability of the Company’s vision segment is the creation of distinct organizations that are dedicated to serving the needs of their respective customers. Pearle and Cole Licensed Brands are being managed as independent business units, each of which has been strengthened by the addition of merchandising, manufacturing, distribution and finance responsibilities.

      While first quarter of fiscal 2000 produced comparable store sales increases, the Company expects improvement in its profitability to lag behind any sustained improvement in sales. The Company expects that expenses associated with improving the Pearle business, as well as the rapid Target Optical expansion, will cause results to be below last year for the second quarter.

      Certain sections of this Form 10-Q, including this Management’s Discussion and Analysis, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those forecast due to a variety of factors that can adversely affect operating results, liquidity and financial condition such as risks associated with the timing and achievement of the continuing restructuring and improvements in the operations of the optical business, the Company’s ability to select, stock and price merchandise attractive to customers, success of systems integration, competition in the optical industry, integration of acquired businesses, economic and weather factors affecting consumer spending, operating factors affecting customer satisfaction, including manufacturing quality of optical and engraved goods, the Company’s relationship with host stores and franchisees, the mix of goods sold, pricing and other competitive factors, and the seasonality of the business. Forward-looking statements are made based upon management’s expectations and beliefs concerning future events impacting Cole National Corporation. All forward-looking statements involve risk and uncertainty.

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

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits. The following Exhibits are filed herewith and made a part hereof:

      27       Financial Data Schedule

(b) Reports on Form 8-K

      None.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLE NATIONAL CORPORATION

By:	/s/ William P. Lahiff, Jr.

William P. Lahiff, Jr. Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date: June 12, 2000

COLE NATIONAL CORPORATION
FORM 10-Q
QUARTER ENDED APRIL 29, 2000

EXHIBIT INDEX

Exhibit
Number	Description
27	Financial Data Schedule