Form 10-Q
period 2000-07-29
COLE NATIONAL CORP /DE/
filed 2000-09-11
CIK 769644

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended July 29, 2000, or

__	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

Commission file number 1-12814

COLE NATIONAL CORPORATION
 (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	34-1453189 (I.R.S. employer identification no.)

5915 Landerbrook Drive Mayfield Heights, Ohio (Address of principal executive offices)	44124 (Zip code)

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
  X   YES        NO

As of August 24, 2000, 15,621,426 shares of the registrant’s common stock were outstanding.

COLE NATIONAL CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JULY 29, 2000
INDEX

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of July 29, 2000 and January 29, 2000	1

	Consolidated Statements of Operations for the 13 and 26 weeks ended July 29, 2000 and July 31, 1999	2

	Consolidated Statements of Cash Flows for the 26 weeks ended July 29, 2000 and July 31, 1999	3

	Notes to Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	11

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 6.	Exhibits and Reports on Form 8-K	13

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

COLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Thousands)

	July 29,	January 29,
	2000	2000

Assets
Current assets:

Cash and temporary cash investments	$18,295	$28,953

Accounts receivable, less allowance for doubtful accounts of $8,378 and $7,557, respectively	41,520	41,682

Current portion of notes receivable	4,965	4,917

Inventories	132,868	116,514

Refundable income taxes	1,546	1,546

Prepaid expenses and other	7,059	6,947

Deferred income tax benefits	4,272	3,901

Total current assets	210,525	204,460

Property and equipment, at cost	280,049	267,633

Less — accumulated depreciation and amortization	(151,657)	(144,249)

Total property and equipment, net	128,392	123,384

Notes receivable, excluding current portion and less reserves for uncollectible amounts of $4,863 and $4,196, respectively	23,927	25,948

Deferred income taxes and other assets	75,881	77,080

Intangible assets, net	154,566	157,399

Total assets	$593,291	$588,271

Liabilities and Stockholders’ Equity
Current liabilities:

Current portion of long-term debt	$1,074	$1,515

Accounts payable	62,485	60,388

Accrued interest	6,113	6,482

Accrued liabilities	78,984	71,998

Accrued income taxes	—	178

Total current liabilities	148,656	140,561

Long-term debt, net of discount and current portion	284,299	284,584

Other long-term liabilities	15,310	16,610

Stockholders’ equity	145,026	146,516

Total liabilities and stockholders’ equity	$593,291	$588,271

      The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

COLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	July 29,	July 31,	July 29,	July 31,
	2000	1999	2000	1999

Net revenue	$264,663	$260,918	$522,434	$521,401

Costs and expenses:

Cost of goods sold	87,981	90,882	174,309	179,000

Operating expenses	159,624	148,428	317,967	300,287

Depreciation and amortization	9,960	8,936	19,962	18,202

Total costs and expenses	257,565	248,246	512,238	497,489

Operating income	7,098	12,672	10,196	23,912

Interest and other (income) expense:

Interest expense	7,028	6,975	14,088	13,803

Interest and other income	(934)	(1,080)	(1,884)	(1,819)

Total interest and other expense, net	6,094	5,895	12,204	11,984

Income (loss) before income taxes	1,004	6,777	(2,008)	11,928

Income tax provision (benefit)	552	2,779	(1,104)	4,891

Net income (loss)	$452	$3,998	$(904)	$7,037

Earnings (loss) per common share:

Basic	$.03	$.27	$(.06)	$.47

Diluted	$.03	$.27	$(.06)	$.47

      The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

COLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Twenty-six Weeks Ended

	July 29,	July 31,
	2000	1999

Cash flows from operating activities:

Net income (loss)	$(904)	$7,037

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:

Depreciation and amortization	19,962	18,202

Non-cash interest, net	(711)	(854)

Increases (decreases) in cash resulting from changes in assets and liabilities:

Accounts and notes receivable, prepaid expenses and other assets	2,981	173

Inventories	(16,354)	(6,971)

Accounts payable, accrued liabilities and other liabilities	9,274	(24,951)

Accrued interest	(369)	64

Accrued, refundable and deferred income taxes	(549)	4,354

Net cash provided (used) by operating activities	13,330	(2,946)

Cash flows from investing activities:

Purchases of property and equipment, net	(17,598)	(13,501)

Systems development costs	(3,851)	(6,500)

Investment in Pearle Europe, net	(553)	(1,360)

Other, net	(10)	(582)

Net cash used by investing activities	(22,012)	(21,943)

Cash flows from financing activities:

Repayment of long-term debt	(770)	(710)

Proceeds from exercise of stock options	472	153

Common stock repurchased	—	(564)

Issuance of stock option notes receivable	(1,128)	—

Payment of deferred financing fees	(375)	—

Other, net	(175)	207

Net cash used by financing activities	(1,976)	(914)

Cash and temporary cash investments:

Net decrease during the period	(10,658)	(25,803)

Balance, beginning of the period	28,953	51,057

Balance, end of the period	$18,295	$25,254

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

      The accompanying consolidated financial statements have been prepared without audit and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures herein are adequate to make the information not misleading. Results for interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with Cole National Corporation’s consolidated financial statements for the fiscal year ended January 29, 2000.

      In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of July 29, 2000 and the results of operations and cash flows for the 26 weeks ended July 29, 2000 and July 31, 1999.

   Inventories

      The accompanying interim consolidated financial statements have been prepared without physical inventories.

   Cash Flows

      Net cash flows from operating activities reflect cash payments for income taxes and interest of $176,000 and $13,915,000 respectively, for the 26 weeks ended July 29, 2000, and $283,000 and $13,331,000, respectively, for the 26 weeks ended July 31, 1999.

   Earnings Per Share

      Earnings per share for the 13 and 26 weeks ended July 29, 2000 and July 31, 1999 have been calculated based on the following weighted average number of common shares and equivalents outstanding:

	Thirteen Weeks		Twenty-six Weeks

	2000	1999	2000	1999

Basic	15,552,558	14,855,657	15,535,685	14,862,827

Diluted	15,594,889	14,874,604	15,556,856	14,971,526

COLE NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(1) Basis of Presentation and Accounting Policies (continued)

      Total Other Comprehensive Income (Loss)

      Total other comprehensive income (loss) for the 13 and 26 weeks ended July 29, 2000 and July 31, 1999 is as follows (000’s omitted):

	Thirteen Weeks		Twenty-six Weeks

	2000	1999	2000	1999

Net income (loss)	$452	$3,998	$(904)	$7,037

Cumulative translation income (loss)	1,141	(32)	(672)	(886)

Total comprehensive income (loss)	$1,593	$3,966	$(1,576)	$6,151

(2) Credit Facility

      In June 2000, the credit facility was amended providing availability under the working capital commitment of from $50.0 million to 75.0 million based on Cole National Group’s current debt leverage ratio described in the credit facility. As of July 29, 2000 total availability under the credit facility was $50.0 million (less commitments under outstanding letters of credit). The amendment also modified certain covenants, as well as the permitted levels on indebtedness, dividends, investments, and capital expenditures.

COLE NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(3) Segment Information

      Information on the Company’s reportable segments is as follows (000’s omitted):

	Thirteen Weeks		Twenty-six Weeks

	2000	1999	2000	1999

Net revenue:

Cole Vision	$190,548	$192,050	$397,663	$404,132

Things Remembered	74,115	68,868	124,771	117,269

Consolidated net revenue	$264,663	$260,918	$522,434	$521,401

Income or (loss):

Cole Vision	$(969)	$4,077	$8,474	$18,404

Things Remembered	11,887	10,479	9,509	9,138

Total segment profit	10,918	14,556	17,983	27,542

Unallocated amounts:

Corporate expenses	3,820	1,884	7,787	3,630

Consolidated operating income	7,098	12,672	10,196	23,912

Interest and other expense, net	6,094	5,895	12,204	11,984

Income before income taxes	$1,004	$6,777	$(2,008)	$11,928

(4) Reclassifications

      Certain fiscal 1999 amounts have been reclassified to conform with the fiscal 2000 presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following is a discussion of certain factors affecting Cole National Corporation’s results of operations for the 13 and 26 week periods ended July 29, 2000 and July 31, 1999 (the Company’s second quarter and first six months, respectively) and its liquidity and capital resources. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this filing and the audited financial statements for the fiscal year ended January 29, 2000 included in the annual report on Form 10-K.

      Fiscal years end on the Saturday closest to January 31 and are identified according to the calendar year in which they begin. For example, the fiscal year ended January 29, 2000 is referred to as “fiscal 1999.” The current fiscal year, which will end February 3, 2001, is referred to as “fiscal 2000.”

Results of Operations

      The following table sets forth certain operating information for the second quarter and first six months of fiscal 2000 and fiscal 1999 (dollars in millions):

	Second Quarter			First Six Months

	2000	1999	Change	2000	1999	Change

Net Revenue:

Cole Vision	$190.6	$192.0	(0.8)%	$397.6	$404.1	(1.6)%

Things Remembered	74.1	68.9	7.6	124.8	117.3	6.4

Total net revenue	$264.7	$260.9	1.4%	$522.4	$521.4	0.2%

Gross margin	$176.7	$170.0	3.9%	$348.1	$342.4	1.7%

Operating expenses	159.6	148.4	7.5	317.9	300.3	5.9

Depreciation and amortization	10.0	8.9	11.5	20.0	18.2	9.7

Operating income	$7.1	$12.7	(44.0)%	$10.2	$23.9	(57.4)%

Percentage of Net Revenue:

Gross margin	66.8%	65.2%	1.6	66.6%	65.7%	0.9

Operating expenses	60.3%	56.9%	3.4	60.8%	57.6%	3.2

Depreciation and amortization	3.8%	3.4%	0.4	3.8%	3.5%	0.3

Operating income	2.7%	4.9%	(2.2)	2.0%	4.6%	(2.6)

Number of Retail Locations at the End of the Period:

Cole Licensed Brands	1,106	1,176	(6.0)%

Pearle company-owned	446	462	(3.5)%

Pearle franchised	425	418	1.7%

Total Cole Vision	1,977	2,056	(3.8)%

Things Remembered	788	810	(2.7)%

Total Cole National	2,765	2,866	(3.5)%

      The increase in net revenue for the second quarter and first six months of fiscal 2000 was primarily attributable to increases in consolidated comparable store sales and revenue associated with the MetLife vision care business acquired in October 1999, offset by a reduction in the number of locations, including the closing of all optical departments at Montgomery Ward in December 1999. Changes in comparable store sales by business were:

	Second Quarter	First Six Months

Cole Licensed Brands	5.5%	5.2%

Pearle U.S. company-owned	(2.8%)	(2.0%)

Total Cole Vision	2.5%	2.4%

Things Remembered	8.5%	7.4%

Total Cole National	4.2%	3.7%

Pearle U.S. franchise stores	0.9%	2.3%

Pearle U.S. chain-wide	(0.8)%	0.3%

      Sales at Cole Licensed Brands increased despite the closing of the Montgomery Ward departments. The average selling price at Cole Licensed Brands for the second quarter and first six months was slightly above last year, while the number of transactions was also up slightly even though there were fewer locations. Sales results for the second quarter and first six months at Pearle company-owned stores reflected a decrease in the number of transactions due, in part, to fewer locations. The average transaction increased slightly in the second quarter and first six months. At Things Remembered, the comparable store sales increases for the second quarter and first six months reflected an increase in sales of new merchandise at higher average unit retails and an increase in the number of transactions compared to a year ago.

      The gross margin increase was primarily attributable to the revenue increase at Things Remembered. Gross margin as a percentage of net revenue at Cole Vision improved 1.9 and 1.4 percentage points in fiscal 2000 compared to the second quarter and first six months of last year, respectively. The primary cause for the improvement was the additional revenue associated with the MetLife vision care business. Gross margin as a percentage of net revenue at Things Remembered was flat to last year in the second quarter and decreased 0.9 percentage points compared to the first six months in fiscal 1999 reflecting the impact of an aggressive merchandise clearance promotion in the first quarter of this year.

      The unfavorable leverage in operating expenses for the second quarter was primarily attributable to a 1.8 percentage point increase in payroll costs, and a 1.0 percentage point increase in managed vision care costs. The unfavorable leverage for the first six months was primarily attributable to a 2.0 percentage point increase in payroll costs, including a 0.3 percentage point increase from first quarter severance costs, and a 0.5 percentage point increase in managed vision care costs primarily associated with the MetLife vision care business. The leverage loss resulted primarily from the decline in comparable store sales at Pearle company-owned stores, a $1.8 million first quarter charge for severance costs recorded in connection with a personnel reduction at Cole Vision, and increased expenses associated with the Target Optical expansion. The increase in depreciation and amortization was primarily attributable to amortization of systems development costs related to the Pearle manufacturing and merchandise/inventory management system implemented in the third quarter last year and amortization of restricted stock awarded in January 2000.

      The decreases in operating income for the second quarter and first six months compared to the same periods a year earlier were primarily the result of the increases in operating expenses and depreciation and amortization as noted above.

      Net interest and other expense increased slightly for the second quarter and first six months compared to the same periods a year ago. Income tax provisions were recorded in the first six months of fiscal 2000 and fiscal 1999 using the Company’s estimated annual effective tax rates of 55% and 41%, respectively. The higher rate for fiscal 2000 approximates the full year effective rate realized in fiscal 1999.

      Net income for the second quarter decreased to $0.5 million from $4.0 million for the same period last year. For the first six months of fiscal 2000, net income decreased to a loss of $0.9 million from a profit of $7.0 million for the first six months of fiscal 1999. The decrease was primarily due to the decrease in income from operations, offset in part by the higher effective tax rate on the fiscal 2000 loss.

Liquidity and Capital Resources

      The Company’s primary source of liquidity is funds provided from operations of its operating subsidiaries. In addition, its wholly-owned subsidiary, Cole National Group, Inc., and its operating subsidiaries have a working capital line of credit of $75.0 million. By amendment, availability under the working capital commitment ranges from $50.0 million to $75.0 million based on Cole National Group’s current debt leverage ratio described in the credit facility. As of July 29, 2000, total availability under the credit facility was $50.0 million and availability after reduction for commitment under outstanding letters of credit totaled $40.4 million. There were no working capital borrowings outstanding at any time during the first six months of fiscal 2000 and fiscal 1999. However, the Company expects to supplement its seasonal cash needs with working capital borrowings in the third and fourth quarters this year.

      Operations for the first six months provided $13.3 million of cash in fiscal 2000 compared to a use of $2.9 million for the same period in fiscal 1999. The primary reason for the additional $16.3 million in cash provided by operations was an increase in accounts payable and accrued liabilities in the first six months of fiscal 2000 due, in large part, to accounts payable in connection with the remerchandising of the Pearle stores and the opening of the Target departments compared to a significant decrease in accounts payable and accrued liabilities for the same period in fiscal 1999. This favorable comparison was partially offset by a larger increase in inventories this year than last year and a decrease in net income compared to last year.

      Cash used by investing activities included capital additions of $17.6 million and $13.5 million for the first six months of fiscal 2000 and fiscal 1999, respectively. The majority of capital expenditures were for store fixtures, equipment and leasehold improvements for new stores and the remodeling of existing stores. Investments in systems development costs totaled $3.9 million and $6.5 million in the first six months of fiscal 2000 and fiscal 1999, respectively. The Company’s net investment in Pearle Europe was increased by $0.6 million and $1.4 million in the first six months of fiscal 2000 and fiscal 1999, respectively.

      The Company believes that funds provided from operations, along with funds available under the credit facility, will provide adequate sources of liquidity to allow its operating subsidiaries to continue to expand the number of stores and to fund capital expenditures and systems development costs.

Recent Developments and Forward-Looking Information

      Primarily as a result of the costs associated with the rapid expansion of Target Optical, the Company expects that third quarter operating results will be below last year’s level (before the severance charges of $4.7 million in the third quarter of fiscal 1999).

      Certain sections of this Form 10-Q, including this Management’s Discussion and Analysis, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those forecasted due to a variety of factors that can adversely affect the Company’s operating results, liquidity and financial condition such as risks associated with the timing and achievement of the continuing restructuring and improvements in the operations of the optical business, the

Company’s ability to select, stock and price merchandise attractive to customers, success of systems integration, competition in the optical industry, integration of acquired businesses, economic and weather factors affecting consumer spending, operating factors affecting customer satisfaction, including manufacturing quality of optical and engraved goods, the Company’s relationships with host stores and franchisees, the mix of goods sold, pricing and other competitive factors, and the seasonality of the Company’s business. Forward-looking statements are made based upon management’s expectations and beliefs concerning future events impacting the Company. All forward-looking statements involve risk and uncertainty.

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

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      On June 15, 2000 the Company held its annual meeting of stockholders. At that meeting, the stockholders elected seven directors to serve until the next annual meeting of stockholders and confirmed the appointment of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending February 3, 2001.

      Of the total eligible votes of 15,518,812, stockholders cast votes of 14,345,290 or 92.44% of the total eligible votes. The votes cast for the aforementioned matters were as follows:

      1) Election of Directors

			Abstentions
			And/or Broker
	For	Withheld	Non-votes

Jeffrey A. Cole	13,272,831	1,072,459	0

Timothy F. Finley	13,272,110	1,073,180	0

Irwin W. Gold	13,272,110	1,073,180	0

Peter V. Handal	13,272,010	1,073,280	0

Larry Pollock	13,274,930	1,070,360	0

Charles A. Ratner	13,271,075	1,074,215	0

Walter J. Salmon	13,274,885	1,070,405	0

      2) Confirmation of Independent Auditors

			Abstentions
			And/or Broker
	For	Withheld	Non-votes

Arthur Andersen LLP	14,292,762	34,698	17,830

Item 6. Exhibits and Reports on Form 8-K

      (a)     Exhibits. The following Exhibits are filed herewith and made a part hereof:

10.1	Eighth Amendment to the Credit Agreement, dated as of June 9, 2000, among Cole Vision Corporation, Things Remembered, Inc., and Pearle Inc. and Canadian Imperial Bank of Commerce.

27	Financial Data Schedule

      (b)    Reports on Form 8-K

None

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLE NATIONAL CORPORATION

By: /s/ William P. Lahiff, Jr.

William P. Lahiff, Jr. Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date: September 11, 2000

COLE NATIONAL CORPORATION
FORM 10-Q
QUARTER ENDED JULY 29, 2000

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Eighth Amendment to the Credit Agreement, dated as of June 9, 2000, among Cole Vision Corporation, Things Remembered, Inc., and Pearle Inc. and Canadian Imperial Bank of Commerce.

27	Financial Data Schedule