Form 10-Q
period 2000-10-28
COLE NATIONAL CORP /DE/
filed 2000-12-07
CIK 769644

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

          (Mark One)

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended October 28, 2000, or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________________ to ___________________ .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X YES     NO

As of November 20, 2000, 15,621,426 shares of the registrant’s common stock were outstanding.

COLE NATIONAL CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED OCTOBER 28, 2000
INDEX

		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of October 28, 2000 and January 29, 2000	1

	Consolidated Statements of Operations for the 13 and 39 weeks ended October 28, 2000 and October 30, 1999	2

	Consolidated Statements of Cash Flows for the 39 weeks ended October 28, 2000 and October 30, 1999	3

	Notes to Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	11

PART II	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 6.	Exhibits and Reports on Form 8-K	13

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

COLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	October 28,	January 29,
	2000	2000

ASSETS

Current assets:

Cash and temporary cash investments	$9,324	$28,953

Accounts receivable, less allowance for doubtful accounts of $5,473 and $7,557, respectively	39,894	41,682

Current portion of notes receivable	4,965	4,917

Inventories	147,059	116,514

Refundable income taxes	1,546	1,546

Prepaid expenses and other	7,273	6,947

Deferred income tax benefits	5,186	3,901

Total current assets	215,247	204,460

Property and equipment, at cost	281,546	267,633

Less — accumulated depreciation and amortization	(151,550)	(144,249)

Total property and equipment, net	129,996	123,384

Notes receivable, excluding current portion and less reserves for uncollectible amounts of $4,822 and $4,196, respectively	21,964	25,948

Deferred income taxes and other assets	74,454	77,080

Intangible assets, net	153,118	157,399

Total assets	$594,779	$588,271

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Working capital borrowing	$8,500	$—

Current portion of long-term debt	881	1,515

Accounts payable	59,971	60,388

Accrued interest	7,358	6,482

Accrued liabilities	78,114	71,998

Accrued income taxes	—	178

Total current liabilities	154,824	140,561

Long-term debt, net of discount and current portion	284,281	284,584

Other long-term liabilities	13,166	16,610

Stockholders’ equity	142,508	146,516

Total liabilities and stockholders’ equity	$594,779	$588,271

      The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

COLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	October 28,	October 30,	October 28,	October 30,
	2000	1999	2000	1999

Net revenue	$255,950	$251,165	$778,384	$772,566

Costs and expenses:

Cost of goods sold	83,450	87,012	257,759	266,012

Operating expenses	158,245	152,475	476,212	452,762

Depreciation and amortization	9,992	10,514	29,954	28,716

Total costs and expenses	251,687	250,001	763,925	747,490

Operating income	4,263	1,164	14,459	25,076

Interest and other (income) expense:

Interest expense	7,196	7,038	21,284	20,841

Interest and other income	(368)	(1,117)	(2,252)	(2,936)

Total interest and other expense, net	6,828	5,921	19,032	17,905

Income (loss) before income taxes	(2,565)	(4,757)	(4,573)	7,171

Income tax provision (benefit)	(1,960)	(1,951)	(3,064)	2,940

Net income (loss)	$(605)	$(2,806)	$(1,509)	$4,231

Earnings (loss) per common share:

Basic	$(.04)	$(0.19)	$(.10)	$.28

Diluted	$(.04)	$(0.19)	$(.10)	$.28

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

COLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended

	October 28,	October 30,
	2000	1999

Cash flows from operating activities:

Net income (loss)	$(1,509)	$4,231

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	29,954	28,716

Non-cash interest and other expense, net	(738)	(1,563)

Increases (decreases) in cash resulting from changes in assets and liabilities:

Accounts and notes receivable, prepaid expenses and other assets	5,002	983

Inventories	(30,545)	(13,968)

Accounts payable, accrued liabilities and other liabilities	4,274	(18,809)

Accrued interest	876	1,140

Accrued, refundable and deferred income taxes	(1,463)	8,789

Net cash provided by operating activities	5,851	9,519

Cash flows from investing activities:

Purchases of property and equipment, net	(25,528)	(21,025)

Systems development costs	(5,567)	(10,930)

Investment in Pearle Europe, net	(914)	(1,360)

Acquisitions of businesses, net	—	(2,281)

Other, net	55	(549)

Net cash used by investing activities	(31,954)	(36,145)

Cash flows from financing activities:

Proceeds from working capital borrowings	8,500	—

Repayment of long-term debt	(1,002)	(1,104)

Proceeds from exercise of stock options	916	163

Common stock repurchased	—	(564)

Note receivable in connection with common stock award	(1,128)	—

Payment of deferred financing fees	(377)	(280)

Other, net	(435)	147

Net cash provided (used) by financing activities	6,474	(1,638)

Cash and temporary cash investments:

Net decrease during the period	(19,629)	(28,264)

Balance, beginning of the period	28,953	51,057

Balance, end of the period	$9,324	$22,793

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

      In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of October 28, 2000 and the results of operations and cash flows for the 39 weeks ended October 28, 2000 and October 30, 1999.

          Inventories

      The accompanying interim consolidated financial statements have been prepared without physical inventories.

          Cash Flows

      Net cash flows from operating activities reflect cash payments for income taxes and interest of $576,000 and $19,571,000 respectively, for the 39 weeks ended October 28, 2000, and $299,000 and $18,902,000 respectively, for the 39 weeks ended October 30, 1999.

          Earnings Per Share

      Earnings per share for the 13 and 39 weeks ended October 28, 2000 and October 30, 1999 have been calculated based on the following weighted average number of common shares and equivalents outstanding:

	Thirteen Weeks		Thirty-nine Weeks

	2000	1999	2000	1999

Basic	15,621,426	14,857,634	15,564,265	14,861,096

Diluted	15,621,426	14,857,634	15,564,265	14,933,562

COLE NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(1) Basis of Presentation and Accounting Policies (continued)

          Total Other Comprehensive Income (Loss)

      Total other comprehensive income (loss) for the 13 and 39 weeks ended October 28, 2000 and October 30, 1999 is as follows (000’s omitted):

	Thirteen Weeks		Thirty-Nine Weeks

	2000	1999	2000	1999

Net income (loss)	$(605)	$(2,806)	$(1,509)	$4,231

Cumulative translation loss	(2,669)	(395)	(3,341)	(1,281)
Total comprehensive income (loss)
Total comprehensive income (loss)	$(3,274)	$(3,201)	$(4,850)	$2,950

(2) Credit Facility

      In June 2000, the credit facility was amended to provide availability under the working capital commitment ranging from $50.0 million to $75.0 million based on Cole National Group’s current debt leverage ratio described in the credit facility. As of October 28, 2000, total availability under the credit facility was $50.0 million. The amendment also modified certain covenants, as well as the permitted levels on indebtedness, dividends, investments, and capital expenditures.

COLE NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(3) Segment Information

      Information on the Company’s reportable segments is as follows (000’s omitted):

	Thirteen Weeks		Thirty-Nine Weeks

	2000	1999	2000	1999

Net revenue:

Cole Vision	$200,387	$197,976	$598,050	$602,108

Things Remembered	55,563	53,189	180,334	170,458

Consolidated net revenue	$255,950	$251,165	$778,384	$772,566

Income:

Cole Vision	$6,891	$6,528	$15,365	$24,932

Things Remembered	307	270	9,816	9,408

Total segment profit	7,198	6,798	25,181	34,340

Unallocated amounts:

Corporate expenses	2,935	5,634	10,722	9,264

Consolidated operating income	4,263	1,164	14,459	25,076

Interest and other expense, net	6,828	5,921	19,032	17,905

Income (loss) before income taxes	$(2,565)	$(4,757)	$(4,573)	$7,171

(4) Reclassifications

      Certain fiscal 1999 amounts have been reclassified to conform with the fiscal 2000 presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results
of Operations

      The following is a discussion of certain factors affecting Cole National Corporation’s results of operations for the 13 and 39 week periods ended October 28, 2000 and October 30, 1999 (the Company’s third quarter and first nine months, respectively) and its liquidity and capital resources. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this filing and the audited financial statements for the fiscal year ended January 29, 2000 included in the annual report on Form 10-K.

      Fiscal years end on the Saturday closest to January 31 and are identified according to the calendar year in which they begin. For example, the fiscal year ended January 29, 2000 is referred to as “fiscal 1999.” The current fiscal year, which will end February 3, 2001, is referred to as “fiscal 2000.”

Results of Operations

      The following table sets forth certain operating information for the third quarter and first nine months of fiscal 2000 and fiscal 1999 (dollars in millions):

	Third Quarter			First Nine Months

	2000	1999	Change	2000	1999	Change

Net revenue:

Cole Vision	200.4	198.0	1.2%	598.1	602.1	(0.7)%

Things Remembered	55.6	53.2	4.5	180.3	170.5	5.8

Total net revenue	256.0	251.2	1.9%	778.4	772.6	0.8%

Gross margin	172.5	164.2	5.1%	520.6	506.6	2.8%

Operating expenses	158.2	152.5	3.8	476.1	452.8	5.2

Depreciation and amortization	10.0	10.5	(5.0)	30.0	28.7	4.3

Operating income	4.3	1.2	266.2%	14.5	25.1	(42.3)%

Percentage of net revenue:

Gross margin	67.4%	65.4%	2.0	66.9%	65.6%	1.3

Operating expenses	61.8	60.7	1.1	61.2	58.7	2.5

Depreciation and amortization	3.9	4.2	(0.3)	3.8	3.7	0.1

Operating income	1.7%	0.5%	1.2	1.9%	3.2%	(1.3)

Number of retail locations at the end of the period:

Cole Licensed Brands	1,161	1,199

Pearle company-owned	444	455

Pearle franchised	423	412

Total Cole Vision	2,028	2,066

Things Remembered	794	811

Total Cole National	2,822	2,877

      The increase in net revenue for the third quarter and first nine months of fiscal 2000 was primarily attributable to increases in consolidated comparable store sales and revenue associated with the MetLife vision care business acquired in October 1999. These increases were partially offset by a reduction in the number of locations, including the closing of all optical departments at Montgomery Ward in December 1999, and by $1.4 million of revenue in fiscal 1999 from the sale of rights under various franchise and other agreements for 13 franchise stores. Changes in comparable store sales by business were:

	Third Quarter	First Nine Months

Cole Licensed Brands	2.2%	4.2%

Pearle U.S. company-owned	6.4%	0.7%

Total Cole Vision	3.4%	2.8%

Things Remembered	4.0%	6.3%

Total Cole National	3.5%	3.6%

Pearle U.S. franchise stores	5.0%	3.2%

Pearle U.S. chain-wide	5.6%	2.0%

      At Cole Licensed Brands, an increase in the average selling price for the third quarter and first nine months was nearly offset by a decrease in number of units sold, primarily from closing the Montgomery Ward departments. At Pearle company-owned stores, third quarter sales benefited from an increase in both average transaction amount and number of transactions compared to the same period last year. Both measures reflected improvement from first half results. For the first nine months, the average transaction increase at Pearle was offset by a decrease in the number of transactions. At Things Remembered, the comparable store sales increases for the third quarter and first nine months reflected an increase in sales of new merchandise at higher average unit retails, partially offset by a third quarter decrease in the number of transactions.

      The gross margin dollar increase for the third quarter was attributable to the revenue increase at Pearle and Things Remembered, the additional revenue associated with the MetLife vision care business and an improvement in gross margin as a percentage of net revenue. The improvement in the gross margin rate was a result of higher average selling prices in the optical businesses, the additional MetLife vision care revenue and warehouse productivity gains at Things Remembered. At Cole Vision, gross margin rate improved 2.5 and 1.7 percentage points in fiscal 2000 compared to the third quarter and first nine months of last year, respectively. At Things Remembered, gross margin rate increased 0.4 percentage points to last year in the third quarter. Gross margin rate at Things Remembered decreased 0.5 percentage points to last year in the first nine months reflecting the impact of an aggressive merchandise clearance promotion in the first quarter of this year.

      The operating expense increases for the third quarter and first nine months were due primarily to increases in staffing for improved service levels in the optical businesses, increases in expenses associated with the rapid expansion of Target Optical and increases in managed vision care costs (primarily associated with the MetLife vision care business). Third quarter last year included severance costs for the Company's former president and several other executives that totaled $4.7 million of which $0.7 million was charged to depreciation and amortization. A decline in comparable store sales at Pearle company-owned stores during the first six months this year and a $1.8 million first quarter 2000 charge for severance costs recorded in connection with a personnel reduction at Cole Vision also impacted the nine-month comparison. Payroll costs as a percentage of net revenue increased 1.4 percentage points in the third quarter and 1.7 percentage points for the first nine months compared to the same periods a year ago. The Company opened 45 Target Optical stores in the third quarter, bringing the total number of Target Optical stores opened this year to 87. Managed vision care costs increased 0.3 and 0.4 percentage points for the third quarter and first nine months, respectively, compared to those same periods last year.

      The increase in depreciation and amortization for the first nine months of fiscal 2000 compared to the same period last year was primarily attributable to amortization of systems development costs related to the Pearle manufacturing and merchandise/inventory management system implemented in the third quarter last year and amortization of restricted stock awarded in January 2000. Depreciation and amortization expense for last year included the $0.7 million third quarter severance charge.

      The increase in operating income for the third quarter of fiscal 2000 compared to the same period last year was primarily due to last year’s severance costs, partially offset by the income from the sale of certain franchise rights last year. Operating income excluding these items was essentially flat to last year, an improvement from first and second quarter results, attributable in large part to the sales improvement at Pearle. The decrease in operating income for the first nine months compared to the same period last year was primarily the result of the increases in operating expenses and depreciation and amortization as noted above.

      The increase in interest and other (income) expense for the third quarter and first nine months compared to the same periods a year ago reflected increased interest expense from seasonal borrowing and less income, due to reduced short-term investments and lower equity income for Pearle Europe. Income tax provisions were recorded in the first nine months of fiscal 2000 and fiscal 1999 using the Company’s estimated annual effective tax rates of 67% and 41%, respectively. At the end of third quarter, the Company reassessed its estimate of the annual effective tax rate for fiscal 2000 increasing the rate from the previous estimate of 55%.

      The net loss for the third quarter decreased to $0.6 million from $2.8 million for the same period last year. For the first nine months of fiscal 2000, net income decreased to a loss of $1.5 million from a profit of $4.2 million for the first nine months of fiscal 1999.

Liquidity and Capital Resources

      The Company’s primary source of liquidity is funds provided from operations of its operating subsidiaries. In addition, its wholly-owned subsidiary, Cole National Group, Inc., and its operating subsidiaries have a working capital line of credit of $75.0 million. By amendment, availability under the working capital commitment ranges from $50.0 million to $75.0 million based on Cole National Group’s current debt leverage ratio described in the credit facility. As of October 28, 2000, total availability under the credit facility was $50.0 million and availability after reduction for commitments under outstanding letters of credit and outstanding borrowings totaled $31.9 million. The maximum working capital borrowings outstanding during the third quarter of fiscal 2000 was $16.5 million. There were no working capital borrowings outstanding at any time during the first six months of fiscal 2000 and during fiscal 1999.

      Operations for the first nine months provided $5.9 million of cash in fiscal 2000 compared to $9.5 million for the same period in fiscal 1999. The primary reason for the $3.6 million reduction in cash provided by operations was the decrease in net income compared to last year. There were also significant, but offsetting, changes in the assets and liabilities for the first nine months of this year compared to the same period last year. Re-merchandising the Pearle stores and opening the Target departments required a larger increase in inventories and a corresponding increase in accounts payable this year. There was a significant decrease in accounts payable and accrued liabilities for the same period last year.

      Cash used by investing activities included capital additions of $25.5 million and $21.0 million for the first nine months of fiscal 2000 and fiscal 1999, respectively. The majority of capital expenditures were for store fixtures, equipment and leasehold improvements for new stores including the Target openings and for the remodeling of existing stores. Investments in systems development costs totaled $5.6 million and $10.9 million in the first nine months of fiscal 2000 and fiscal 1999, respectively. The Company’s net investment in Pearle Europe was increased by $0.9 million and $1.4 million in the first nine months of fiscal 2000 and fiscal 1999, respectively. In fiscal 1999, the Company acquired the managed vision care business of Metlife.

      The Company believes that funds provided from operations, along with funds available under the credit facility, will provide adequate sources of liquidity to allow its operating subsidiaries to continue to expand the number of stores and to fund capital expenditures and systems development costs.

Outlook and Forward-Looking Information

      The Company expects significant improvement in fourth quarter earnings at Cole Vision, compared to the same period a year ago, due to improved sales and gross margin performance this year and elimination of extra advertising expenditures at Pearle that were not productive last year. As a result, the Company currently expects that earnings per share for the fourth quarter of fiscal 2000 could be approximately $0.20 to $0.25 compared to a loss of $0.15 per share for the fourth quarter of fiscal 1999. Achieving such results is, of course subject to the usual holiday season sales risk at Things Remembered and other factors outlined in the next paragraph.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      The Company is exposed to market risk from changes in foreign currency exchange rates, which could impact its results of operations and financial condition. Foreign exchange risk arises from the Company’s exposure to fluctuations in foreign currency exchange rates because the Company’s reporting currency is the United States dollar. Management seeks to minimize the exposure to foreign currency fluctuations through natural internal offsets to the fullest extent possible.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.	The following Exhibits are filed herewith and made a part hereof:

	10.1	Secured Promissory Note between Cole National Corporation and Jeffrey A. Cole dated as of November 17, 2000.

	10.2	Stock Pledge and Security Agreement between Cole National Corporation and Jeffrey A. Cole dated as of November 17, 2000.

	27	Financial Data Schedule

(b)	Reports on Form 8-K

None.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLE NATIONAL CORPORATION

By: /s/William P. Lahiff, Jr.

William P. Lahiff, Jr. Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date: December 7, 2000

COLE NATIONAL CORPORATION
FORM 10-Q
QUARTER ENDED OCTOBER 28, 2000

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Secured Promissory Note between Cole National Corporation and Jeffrey A. Cole dated as of November 17, 2000.

10.2	Stock Pledge and Security Agreement between Cole National Corporation and Jeffrey A. Cole dated as of November 17, 2000.

27	Financial Data Schedule