Form 10-K405
period 2001-02-03
COLE NATIONAL CORP /DE/
filed 2001-05-03
CIK 769644

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
X	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended February 3, 2001, or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number 1-12814

COLE NATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	34-1453189
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

5915 Landerbrook Drive, Mayfield Heights, Ohio	44124
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:	(440) 449-4100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.001 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  X  YES      NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 28, 2001 was approximately $134,217,000, based upon the last price reported for such date by the New York Stock Exchange.

As of March 28, 2001, 15,691,955 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 14, 2001 are incorporated herein by reference into Part III.

PART I

Item 1. Business

General

      Cole National Corporation was incorporated as a Delaware corporation in 1984 as a successor to companies that began operations approximately 60 years ago. Cole National Corporation, primarily through the subsidiaries owned by its direct subsidiary, Cole National Group, Inc., is a leading provider of vision care products and services, managed vision care programs, and personalized gifts with 2,813 retail locations in 50 states, Canada and the Caribbean. References herein to the “Company” include Cole National Corporation, its direct and indirect subsidiaries, and its predecessor companies. The Company also holds an approximately 21% interest in Pearle Europe B.V., which operates 640 retail optical locations in the Netherlands, Belgium, Germany, Austria and Italy. The Company’s vision care products, services and programs are offered through retail locations by “Pearle Vision”, “Sears Optical”, “Target Optical” and “BJ’s Optical Department” and through Cole Managed Vision, collectively referred to herein as Cole Vision. Personalized gifts are offered through retail locations, e-commerce and catalogs by Things Remembered. The Company believes that, based on industry data, it is one of the largest retail optical companies in the world and operates the only nationwide chain of personalized gift stores. The Company differentiates itself from other specialty retailers by providing value-added services at the point of sale at all of its retail locations.

Cole Vision

      Cole Vision contributed 74% of the Company’s net revenue in fiscal 2000 with 2,029 company-owned and franchised retail locations throughout the United States, Canada, and the Caribbean as of February 3, 2001. The Cole Managed Vision programs provide vision care benefits to participants through access to a network of company-owned, franchised and third-party optical locations.

Cole Licensed Brands

      Cole Licensed Brands operates principally under the “Sears Optical,” “Target Optical” and “BJ’s Optical Department” names. As of February 3, 2001, Cole Licensed Brands operated 1,164 retail locations in 47 states and Canada, including 810 departments on the premises of Sears department stores, 104 departments in BJ’s Wholesale Club stores, 117 departments in Target stores, and 133 freestanding stores operated under the name “Sears Optical”. Retail locations are generally operated under a lease or license arrangement through which the host store collects the sales receipts, retains an agreed upon percentage of sales and remits the remainder on a weekly or monthly basis.

      Locations are, in most cases, full-service retail eyecare stores offering brand name and private label prescription eyeglasses, contact lenses and accessories, with an on-premises doctor of optometry who performs complete eye examinations and prescribes eyeglasses and contact lenses. Most optical departments, which are typically 1,000 square feet in size, operate with a doctor of optometry, a department manager, and a support staff of from one to seven depending on store sales volume. The majority of the doctors of optometry are independent, as is often required by state law, with the remainder being employed. The independent doctors sublease space and equipment from the Cole Licensed Brands where permitted by law, or from the host, and retain their examination fees.

      Each of the United States retail locations is computer linked to six centralized manufacturing laboratories, which grind, cut and fit lenses to order and ship them to the stores. The Canadian retail locations have manufacturing done at a centralized manufacturing laboratory located near Toronto. Next day delivery is provided on most of the eyewear when requested by customers. All of the frames and lenses used in its eyeglasses are purchased from outside suppliers, both in the United States and several foreign countries.

      A variety of marketing and promotional efforts, primarily host advertising, newspaper, direct mail, magazine and yellow pages are used to build and maintain its customer base. Host advertising includes the placement of promotional material within sales circulars or credit card billings sent out by the host store to its customers.

Pearle

      At February 3, 2001, Pearle’s operations consisted of 439 company-owned and 426 franchised stores located in 44 states, Canada, and the Caribbean. Most Pearle stores operate in either an “Express” or “Mainline” store format. Express stores contain a full surfacing lab that can manufacture most glasses in approximately one hour. Mainline stores can manufacture over 50% of prescriptions on-site in approximately one hour. Other prescriptions are sent to the central laboratory in Dallas. At February 3, 2001, 280 of the company-owned stores and 121 of the franchised stores were Express, with the balance being Mainline.

      The Express stores typically are located in high traffic freestanding, strip centers and mall locations with most stores averaging 3,000 square feet. The Express stores are usually staffed with two managers and a support staff of four to eight associates. Mainline stores have an average size of 1,700 square feet and are also located in freestanding buildings, or in smaller strip or regional centers. Mainline stores are usually staffed with one manager and two to three associates. Most Pearle stores have a doctor of optometry on site with approximately 80% leasing space from Pearle on an independent basis and the remaining being direct employees of Pearle.

      Pearle’s marketing strategy employs a wide range of media at both the national and local levels. The franchised and company-owned stores each contribute a percentage of revenues to Pearle’s marketing budget with a significant amount of Pearle’s marketing expenditures devoted to television. Pearle’s brand positioning of high quality eyecare products and services has been reinforced by an advertising and promotions program, which includes Pearle’s advertising slogans: Nobody Cares for Eyes More Than Pearle, The Doctor Is In and IndividualEyes.

      Pearle operates a central lab and distribution center in Dallas that inventories and distributes a comprehensive product line, including frames, eyeglass lenses, contact lenses, optical supplies and eyewear accessories to company-owned and franchised locations.

       Pearle has maintained a franchise program since 1980. Most of the franchised stores are single franchise operations, with no franchisee operating more than ten stores. Each franchisee is required to enter into a franchise agreement requiring payment of an initial franchise fee. The term of the typical franchise agreement is equal to the earlier of ten years or the expiration or termination of the underlying base lease. Royalty and advertising contributions typically are based on a percentage of the franchisee’s gross revenues from the retail operation, excluding nonsurgical professional fee and third party revenues. The total monthly advertising contribution is distributed between Pearle’s system-wide advertising fund and the local co-op market advertising fund. Franchisees are generally eligible to participate in Cole Vision’s managed vision care programs.

Cole Managed Vision

      Cole Vision’s managed vision care programs provide comprehensive eyecare benefits primarily marketed directly to large employers, HMO’s and other organizations. Its Vision One discount program gives plan sponsors the opportunity to offer their members a group discount at locations within Cole’s managed vision care network with minimal direct cost to the plan sponsor. It also offers enhanced programs to plan sponsors to provide their members with prepaid eye examinations, as well as pricing discounts or funded materials benefits.

      Cole Managed Vision’s panel of providers has 6,600 practitioners and includes a network of company-owned retail locations, franchised locations, chains and independents. Cole Managed Vision programs generated approximately 35% of Cole Vision’s revenues in fiscal 2000.

Things Remembered

      Things Remembered contributed 26% of the Company’s net revenue in fiscal 2000. As of February 3, 2001, Things Remembered operated 784 stores and kiosks generally located in large, enclosed shopping malls located in 46 states. Each location carries a wide assortment of engravable items and provides “while you shop” personalization services for any occasion including holiday, business and special occasion gift events. Engraving is offered for items purchased at the store as well as for items purchased elsewhere.

      Merchandise sold at Things Remembered stores consists of a broad selection of moderately priced gift categories and items at prices generally ranging from $15 to $150. The gift offering includes writing instruments, clocks, music boxes, picture frames and albums, executive desk sets and accessories, ID bracelets, glassware, lighters, keys and key rings, door knockers and Christmas ornaments. Things Remembered features brand name merchandise as well as higher margin private label merchandise. At some locations computer-controlled embroidery equipment is utilized for the personalization of merchandise, such as throws, sweaters, bathrobes, jackets, baseball caps, towels and baby blankets. These softgoods are also available in most of Things Remembered’s other locations with personalization services provided from a central fulfillment facility. At February 3, 2001, Things Remembered locations consisted of 445 stores and 339 kiosks. The typical store consists of about 1,300 square feet, while kiosks, which are units generally located in the center of the common mall area, are typically 200 square feet in size.

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

      Most of Things Remembered’s store merchandise is shipped through its centralized warehouse and distribution facility located near Youngstown, Ohio. The warehouse utilizes a computerized carousel system to automate the process of locating merchandise needed to fill store orders. Systems and support are also provided to handle e-commerce, catalog and direct mail fulfillment.

Host Relationships

      The Company believes it has developed excellent relationships with the host stores in which Cole Licensed Brands operates. The Company has maintained its relationships in the optical business with Sears for over 40 years. Although leases and licenses with major hosts are terminable upon relatively short notice, Cole Licensed Brands has never had a lease terminated other than in connection with a store closing, relocation or major remodeling.

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

Competition

      The Company operates in highly competitive businesses. Cole Vision competes with other optical companies, private ophthalmologists, optometrists and opticians and HMOs and other managed vision care companies in a highly fragmented marketplace on the basis of the patient service it provides, as well as price and product quality. In addition, Pearle competes on the basis of its highly recognized brand name and one-hour express service. The Company believes that, based on industry data, Cole Vision is one of the largest optical retail companies in the world. Although Things Remembered operates the only nation-wide chain of gift stores offering “while you shop” gift engraving, key duplicating, glass etching and monogramming, as well as related merchandise, it competes with many other retailers that sell gift items. Things Remembered competes with such other retailers primarily on the basis of the value-added point of sale services, as well as price and product quality. Some competitors have greater financial resources than the Company.

Employees

      As of February 3, 2001, the Company and its subsidiaries had approximately 9,500 full-time and 4,300 part-time employees. During October, November and December, the Company employs additional full- and part-time employees. In fiscal 2000, approximately 4,000 additional employees were employed during such period, with the total number of employees peaking at nearly 18,000. Approximately 140 employees at certain Pearle locations are represented by labor unions. The Company considers its present labor relations to be satisfactory.

Item 2. Properties

      The Company leases its executive offices in Mayfield Heights, Ohio.

      On January 19, 2001, the Company completed a third party sale and leaseback of its facility in Twinsburg, Ohio, which comprises approximately 175,000 square feet of office space. The lease expires in 2019 and includes two options to renew for ten-year terms. Cole Vision’s home office functions moved into this facility in 1998.

      All Cole Licensed Brands retail locations are leased or operated under a license with the host store, and none of the individual retail locations is material to operations. Leases for departments operated in Sears stores and freestanding stores operated under the name “Sears Optical” are generally for terms of 90 days and five years, respectively.

      Cole Licensed Brands leases six optical laboratories, located in Columbus; Ohio, Knoxville, Tennessee (two labs); Memphis, Tennessee; Salt Lake City, Utah; and Richmond, Virginia, pursuant to leases expiring (including renewal options) between 2001 and 2017. A three year extension of the lease expiring in 2001 was recently negotiated.

      Pearle leases most of their retail stores under noncancelable operating leases with terms generally ranging from five to ten years and which generally contain renewal options for additional periods. Pearle is the principal lessee on a majority of stores operated by franchisees who sublease the facilities from Pearle.

      Pearle owns its Dallas Support Center, which comprises approximately 129,000 square feet of laboratory and distribution facilities. An adjoining office facility, no longer used for operations, was sold in April 2001. Pearle also owns a small headquarters and a laboratory in Puerto Rico.

      Cole Vision also leases a home office, an optical laboratory and a distribution facility for its Canadian operations pursuant to leases expiring in 2004.

      Leases for Things Remembered stores and kiosks are generally for terms of ten and five years, respectively. In 1999, Things Remembered’s home office functions moved into a leased facility in Highland Heights, Ohio. In December 1998, Things Remembered completed a third party sale and leaseback of its 210,000 square foot warehouse and distribution facility located near Youngstown, Ohio. The lease expires in 2013 and includes three options to renew for five-year terms.

Item 3. Legal Proceedings

      From time to time during the ordinary course of business, the Company is threatened with, or may become a party to a variety of legal actions and other proceedings incidental to its business.

Item 4. Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended February 3, 2001.

Item 4a. Executive Officers of Cole National Corporation

(a)	The following persons are the executive officers of Cole National Corporation who are not members of its Board of Directors, having been elected to their respective offices by the Board of Directors to serve until the election and qualification of their respective successors:

Name	Age	Office

Thomas T.S. Kaung	63	Executive Vice President and Chief Financial Officer

Leslie D. Dunn	56	Senior Vice President - Business Development,
		General Counsel and Secretary

Joseph Gaglioti	55	Vice President and Treasurer

William P. Lahiff, Jr.	47	Senior Vice President and Controller

(b)	The following is a brief account of the positions held during the past five years by each of the above named executive officers:

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

Ms. Dunn has been Senior Vice President-Business Development, General Counsel and Secretary since September 1997. Prior to joining the Company, she was a partner in the law firm of Jones Day Reavis & Pogue for more than five years.

Mr. Gaglioti has been Vice President since 1992 and Treasurer since 1991. Mr. Gaglioti joined the Company in 1981.

Mr. Lahiff has been Senior Vice President and Controller since March 2001 and Assistant Secretary and Assistant Treasurer since January 2000. He was also Vice President and Controller from January 2000 to March 2001. Prior to joining the Company, he was a Management Consultant with RHI Management Resources from August 1998 to December 1999 and a Consulting Manager with LakeWest Group, Ltd. from June 1997 to August 1998. Mr. Lahiff was previously employed by the Company from 1987 to 1997, serving most recently as Vice President, Systems and Administration for Things Remembered, Inc. from January 1995 to February 1997.

Information concerning Jeffrey A. Cole and Larry Pollock, the Company’s executive officers who are also Directors, will be included in Cole National Corporation’s Proxy Statement for the 2001 Annual Meeting of Stockholders.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

      Cole National Corporation’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol “CNJ”. The following table sets forth, for the fiscal periods indicated, the high and low sales prices per share.

	Fiscal 2000		Fiscal 1999

Quarter	High	Low	High	Low

First	$8.31	$5.75	$18.63	$15.19

Second	8.38	5.50	15.94	7.00

Third	8.00	5.75	8.63	5.81

Fourth	9.63	7.13	7.50	3.88

      The Company’s dividend policy has been, and for the foreseeable future will continue to be, to retain earnings to support its growth strategy. No dividends were paid during the last three fiscal years, except for a $0.01 per share dividend paid in December 1999 in connection with the redemption of the original stockholders’ rights plan.

      As of March 28, 2001, there were 196 shareholders of record.

Item 6. Selected Financial Data

      The selected financial data set forth below reflect continuing operations only and should be read in conjunction with the consolidated financial statements and the notes thereto and other information contained elsewhere in this report (dollars in thousands, except per share amounts).

	2000(5)	1999(5)	1998(5)	1997(5)	1996(5)

Net revenue(4)	$1,077,147	$1,040,426	$1,049,441	$982,199	$628,496

Operating income (loss)(1)	$32,866	$29,113	$42,346	$62,864	$(11,486)

Income (loss) from continuing operations(1)(2)	$2,229	$2,008	$14,276	$19,933	$(24,698)

Income (loss) from continuing operations per common share(1)(2)
Basic	$0.14	$0.13	$0.96	$1 .48	$(2 .18)

Diluted	$0.14	$0.13	$0.94	$1 .43	$(2 .18)

Weighted average number of shares outstanding (000’s)
Basic	15,585	14,887	14,802	13,481	11,333

Diluted	15,620	14,941	15,176	13,981	11,333

Total assets	$593,913	$588,271	$622,844	$647,701	$571,969

Working capital	$79,370	$63,899	$76,732	$77,323	$63,276

Stockholders’ equity	$149,550	$146,516	$145,360	$132,015	$19,718

Current ratio	1.55	1.45	1.44	1.37	1.31

Long-term debt	$284,286	$284,584	$276,013	$277,401	$317,547

Number of stores at year end(3)	2,813	2,722	2,884	2,833	2,657

Comparable store sales growth	3.7%	(0.8)%	3.1%	3.6%	7.2%

(1)	Fiscal 1999 amounts include $6,712 of expense related to severance of several senior managers and the closing of 150 Ward Optical departments. Fiscal 1998 amounts include a $23,120 pretax charge for restructuring and other unusual items, of which $5,247 relates to inventory markdowns that are included in cost of sales; fiscal 1997 amounts include an $8,000 pretax charge for business integration related to the acquisition of American Vision Centers; and fiscal 1996 amounts include a $61,091 pretax charge for business integration and other non-recurring items primarily related to the acquisition of Pearle.

(2)	Fiscal 1998 amounts also include $6,000 of income from cash received in a nontaxable settlement of claims against the former owner of Pearle.

(3)	Includes franchise locations.

(4)	Certain prior year amounts have been reclassified to conform with the current year presentation.

(5)	Consists of 53-week period in fiscal 2000, and 52-week periods for fiscal 1996 through 1999.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Fiscal years end on the Saturday closest to January 31 and are identified according to the calendar year in which they begin. For example, the fiscal year ended February 3, 2001 is referred to as “fiscal 2000.” Fiscal 2000 consisted of a 53-week period, and fiscal 1999 and 1998 each consisted of 52-week periods.

      The Company has two reportable segments: Cole Vision, which accounted for 74% of total revenue in fiscal 2000, and Things Remembered, which accounted for 26% of total revenue in fiscal 2000. Most of Cole Vision’s revenue represents sales of prescription eyewear, accessories and services through its Cole Licensed Brands and Pearle retail locations. Cole Vision’s revenue also includes sales of merchandise to franchisees, royalties based on franchise sales, interest income on franchise notes receivable, initial franchise fees, and fees from managed vision care programs. Things Remembered’s revenue represents sales of engravable gift merchandise, personalization and other services primarily through retail stores and kiosks. See Note 10 of the Notes to Consolidated Financial Statements for further discussion of the reportable segments.

Results of Operations

      The following is a discussion of the results of continuing operations for the three fiscal years ended February 3, 2001. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of the Form 10-K. The following table sets forth-certain operating information for each period (dollars in millions):

				Change
	Fiscal Year
				2000 vs.	1999 vs.
	2000	1999	1998	1999	1998

Net revenue:

Cole Vision	$801.2	$781.8	$807.5	2.5%	(3.2)%

Things Remembered	275.9	258.6	241.9	6.7	6.9

Total net revenue	$1,077.1	$1,040.4	$1,049.4	3.5%	(0.9)%

Gross margin	$721.6	$677.8	$681.9	6.5%	(0.6)%

Operating expenses	648.5	607.7	588.0	6.7	3.3

Depreciation and amortization	40.2	41.0	33.7	(2.0)	21.5

Restructuring and other unusual charges	—	—	17.9	—	(100.0)

Operating income	$32.9	$29.1	$42.3	12.9%	(31.2)%

Percentage of net revenue:

Gross margin	67.0%	65.1%	65.0%	1.9	0.1

Operating expenses	60.2	58.4	56.1	1.8	2.3

Depreciation and amortization	3.7	3.9	3.2	(0.2)	0.7

Restructuring and other unusual charges	—	—	1.7	—	(1.7)

Operating income	3.1%	2.8%	4.0%	0.3	(1.2)

Number of retail locations at the end of the period:

Cole Licensed Brands	1,164	1,056	1,186

Pearle company-owned	439	454	471

Pearle franchised	426	416	409

Total Cole Vision	2,029	1,926	2,066

Things Remembered	784	796	818

Total Cole National	2,813	2,722	2,884

Comparable Store Sales Growth:

Cole Licensed Brands (U.S.)	3.7%	(2.7)%	2.9%

Pearle company-owned (U.S.)	2.0	(5.5)	(1.5)

Total Cole Vision	3.1	(3.5)	1.6

Things Remembered	5.4	7.2	7.4

Total Cole National	3.7%	(0.8)%	3.1%

Pearle U.S. franchise stores	3.3%	0.4%	3.0%

Pearle U.S. chain-wide	2.7%	(2.4)%	0.9%

Fiscal 2000 Compared to Fiscal 1999

      The increase in net revenue for fiscal 2000 was primarily attributable to increases in consolidated comparable store sales, the 53rd week (approximately $18.5 million), revenue associated with the MetLife vision care business acquired in October 1999 and Target Optical expansion. These increases were partially offset by the closing of poor performing stores at Pearle and Things Remembered and the closing of 150 optical departments at Montgomery Ward in December 1999. See Note 2 of the Notes to Consolidated Financial Statements for further discussion of the closing of the Montgomery Ward departments.

      At Cole Licensed Brands and Pearle company-owned stores, the comparable store sales increases primarily reflected increases in the average selling price. The number of transactions at Cole Licensed Brands was even with last year, notwithstanding the closing of the Montgomery Ward departments. At Pearle company-owned stores, the average transaction increase was partially offset by a decrease in the number of transactions during the first half of the year. At Things Remembered, the comparable store sales increase reflected an increase in sales of new merchandise at higher average unit retails.

      The gross margin dollar increase was attributable to the revenue increase at Pearle and Things Remembered, the additional revenue associated with the MetLife vision care business and an improvement in gross margin as a percentage of net revenue. The improvement in the gross margin rate was primarily the result of higher average selling prices in the optical businesses. Other factors in the improvement were additional MetLife vision care revenues, resolution of problems experienced during 1999’s integration of new manufacturing and merchandise/inventory management systems at Pearle and 1999’s inventory write-off due to the closing of the Ward Optical departments. At Cole Vision, the gross margin rate improved 2.5 percentage points in fiscal 2000 compared to fiscal 1999. The gross margin rate at Things Remembered decreased 0.3 percentage points to last year reflecting the impact of an aggressive merchandise clearance promotion in the first quarter of fiscal 2000.

      The operating expense increase for fiscal 2000 was due primarily to increases in staffing for improved service levels in the optical businesses, increases in expenses associated with the 53rd week (which will not recur in fiscal 2001) and the Target Optical expansion (which will continue in fiscal 2001), increases in managed vision care costs (primarily associated with the MetLife vision care business) and increases in incentive bonus expense due to improved performance at Cole Vision, partially offset by severance costs in fiscal 1999 for the Company’s former president and several other executives. Severance costs in 1999 totaled $4.7 million, of which $0.7 million relating to restricted stock compensation was charged to depreciation and amortization. As a percentage of net revenue, operating expenses lost leverage this year because payroll costs increased 2.0 percentage points compared to a year ago for the reasons discussed above. A decline in comparable store sales at Pearle company-owned stores during the first six months of fiscal 2000 and a $1.8 million first quarter 2000 charge for severance costs recorded in connection with a personnel reduction at Cole Vision also impacted the comparison.

      The decrease in depreciation and amortization for fiscal 2000 compared to fiscal 1999 was primarily attributable to the severance charge in 1999 and lower charges in 2000 than a year ago to recognize asset impairments in accordance with Statement of Financial Accounting Standards (SFAS) No. 121. These reductions were partially offset by additional amortization of systems development costs this year related to the Pearle manufacturing and merchandise/inventory management system implemented in the third quarter of fiscal 1999 and by additional compensation amortization for restricted stock awarded in January 2000.

      Operating income increased 12.9% this year compared to fiscal 1999 reflecting improved operating results at both Cole Vision and Things Remembered. The operating income at Cole Vision improved despite absorbing increased losses associated with the Target Optical start up and store opening program.

      Interest and other (income) expense increased this year compared to 1999 because of increased interest expense from seasonal borrowing, less income from temporary cash investments and lower equity income resulting from reduced net income at Pearle Europe.

      The effective income tax rate was 66.5% in fiscal 2000 compared to 57.0% in fiscal 1999. The rates reflect the significant impact of non-deductible amortization of goodwill and unearned compensation in both years and lower equity income from Pearle Europe in fiscal 2000 for which no U.S. income tax is provided. A more complete discussion of income taxes is included in Note 8 of the Notes to Consolidated Financial Statements.

Fiscal 1999 Compared to Fiscal 1998

      The softness in consolidated net revenue for fiscal 1999 was primarily attributable to the decrease in consolidated comparable store sales at Cole Vision. Sales at Cole Licensed Brands were negatively impacted by a competitive promotional environment. Fiscal 1999 sales at Pearle were also impacted by the competitive promotional environment and by Pearle’s focus, earlier in the year, on long-term, brand-building in its advertising campaign, as well as operating and systems integration issues. Pearle refocused its marketing efforts to become more promotional beginning in the second quarter of fiscal 1999 and achieved some improvement in comparable store sales trends during the fourth quarter. The sales decrease at Cole Vision reflected a lower average selling price for spectacles and contact lenses due primarily to more promotional pricing. At Things Remembered, the comparable store sales increase reflected increased sales of additional personalization and new merchandise at higher average unit retails, along with the benefits from marketing directly to its existing customer base. The total number of transactions at Things Remembered in 1999 was slightly behind the number recorded in 1998. During fiscal 1999, the Company (including franchised locations) opened a total of 115 new locations and closed 277 locations, including 150 optical departments located in Montgomery Ward stores.

      The gross margin improvement in fiscal 1999 compared to fiscal 1998 was primarily attributable to increased revenue at Things Remembered and inventory markdowns at Pearle in 1998, partially offset by lower revenue at Cole Vision. Excluding the 1998 inventory markdowns at Pearle, gross margin at Cole Vision declined 0.7 percentage points to 63.1% in fiscal 1999 and consolidated gross margins were 65.1% and 65.5% in fiscal 1999 and fiscal 1998, respectively. The lower gross margin at Cole Vision was primarily due to the impact of more promotional pricing and lower margins on contact lenses. In addition, the integration of new manufacturing and merchandise/inventory management systems with Pearle’s existing warehouse management system resulted in manufacturing and distribution inefficiencies that led to increased costs and lost sales in the third and fourth quarters of fiscal 1999. Gross margin at Things Remembered improved 0.4 percentage points to 71.4% in fiscal 1999, benefiting from increased sales of additional personalization and higher margins from new products.

      The unfavorable leverage in operating expenses for fiscal 1999 was primarily attributable to a 1.0 percentage point increase in payroll costs, a 1.0 percentage point increase in managed vision care costs, a 0.4 percentage point increase from the 1999 severance costs and a 0.2 percentage point increase in net advertising expenditures. The unfavorable payroll leverage was primarily due to the comparable store sales decrease at Cole Vision and staffing increases in managed vision care, partly offset by payroll leverage gains on the sales increase at Things Remembered. The increase in managed vision care expenses was primarily attributable to growth in call and claims volumes associated with increases in sponsor-funded programs. The unfavorable advertising leverage was due to increased advertising at Cole Licensed Brands in response to the competitive pricing environment, partly offset by reduced spending at Pearle. The severance costs in fiscal 1999 were for the Company’s former president and several other executives. Depreciation and amortization expense increases were attributable to increases in amortization of systems development and software costs and amortization of restricted stock awards, due in part to the executive severance, plus certain charges to recognize asset impairments.

      The decrease in income from operations was primarily the result of the decrease in net revenue and the increases in operating expenses and depreciation and amortization. Interest and other income includes the recognition of $6.0 million of income in fiscal 1998 from a nontaxable cash settlement with the former owner of Pearle. Excluding the Pearle settlement, net interest and other expense in fiscal 1999 decreased slightly from fiscal 1998.

      The effective income tax rate was 57.0% in fiscal 1999 versus 39.6% in fiscal 1998. The income tax provision for fiscal 1998 includes $7.4 million of income tax benefits related to the charges for restructuring and other unusual items. The effective rate on income excluding these charges and the $6.0 million settlement included in other income was 41.0% in fiscal 1998. The effective income tax rates reflect the significant impact of non-deductible amortization of goodwill in both years and nondeductible amortization of unearned compensation in fiscal 1999.

Restructuring, Business Integration and Other Unusual Charges

      In fiscal 1998, the Company began implementation of a restructuring plan and recorded a net pretax charge of $23.1 million, related to restructuring of its Pearle business along with other unusual charges. The net pretax charge consisted of charges associated with the restructuring of $13.9 million, a reversal of previously established restructuring accruals of $12.3 million and other unusual charges totaling $21.5 million.

      The restructuring charge of $13.9 million related to changes made to the Pearle operating model and structure of the home office organization. Consultants conducted market research and helped develop and implement changes to Pearle’s marketing message, merchandise offerings and presentation, store locations, organizational structure and other operational opportunities. In addition, home office facilities and personnel, including Cole Managed Vision Care administration and systems were relocated and consolidated into one central facility. The results of these efforts resulted in charges for inventory write downs related to products that were no longer carried, severance and hiring costs primarily related to home office organizational changes, consolidation of the home office facilities, including the write off of fixed assets at the old facilities, consultant fees and changing the Pearle brand message through signing, production and other costs. The charge related to the inventory write down of $5.2 million was reflected in cost of sales in accordance with EITF No. 96-9.

      As part of a revised plan, which was approved by the Board of Directors in March 1999, it was determined that certain stores originally identified for closure would either remain open or be closed at a lower cost than originally estimated. The revised plan was to close 26 stores, of which nine were identified in the original store closing plan, over the next 12 months and remove surfacing equipment from full service labs of 226 stores over the next six to eighteen months. As a result of the revised plan, the expected cost of closure was $1.0 million, requiring a reversal of $12.3 million of the previous accrual, originally established in 1996. The primary reasons for the significant reduction in the accrual were the passage of time of not closing stores earlier, many of the stores now will be closed at the end of their lease terms, and the shift in strategy in that only surfacing equipment would be removed from full-service stores as opposed to the original plan of completely removing labs.

      In fiscal 1999, the Company determined that it no longer planned to remove any labs from Pearle stores. Since there were no costs accrued at January 30, 1999 related to closing of any in-store labs, this decision had no effect on the restructuring reserves in fiscal 1999.

      For the restructuring charge recorded in 1998, approximately $5.8 million represented non-cash charges and $8.0 million represented cash outlays through January 29, 2000. At the end of fiscal 1999, approximately $0.1 million of the reserve relating to facilities relocations was reversed into income. At January 29, 2000 and February 3, 2001, there were no balances remaining in the restructuring reserves.

      The unusual charges in fiscal 1998 related to the write off of $8.8 million associated with the abandonment of previously capitalized system development costs (including $1.9 million of incurred costs that were paid in the first half of fiscal 1999) and $2.7 million primarily related to restricted stock issued to two senior executive officers. Cole National Corporation also made an unconditional commitment in fiscal 1998 to contribute $10 million through 2009, with principal payments beginning in 2004, to a leading medical institution supporting the development of a premier eye care research and surgical facility.

      Refer to Note 3 of the Notes to Consolidated Financial Statements for additional information regarding the restructuring, business integration and other unusual items.

Liquidity and Capital Resources

      Cole National Corporation’s primary source of liquidity is funds provided from operations of its operating subsidiaries. In addition, its wholly owned subsidiary, Cole National Group, Inc. and its operating subsidiaries have a working capital line of credit of $75.0 million. By amendment, availability under the working capital commitment ranges from $50.0 million to $75.0 million based on Cole National Group’s current debt leverage ratio described in the credit facility. As of year end, total availability under the credit facility was $50.0 million and availability after reduction for commitments under outstanding letters of credit totaled $39.5 million. The Company and its principal operating subsidiaries were in compliance with these covenants at February 3, 2001.

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

      There were no working capital borrowings outstanding as of February 3, 2001 or at any time during fiscal 1999. The maximum amount outstanding during fiscal 2000 was $20.2 million and the daily average borrowing during fiscal 2000 was $2.8 million.

      In November 1998, the Board of Directors authorized the repurchase from time to time of up to 1.0 million shares of common stock, or approximately 6.7% of Cole National Corporation’s outstanding shares, through open market or block transactions. It is expected that the purchase price will be from internally generated funds and that the shares purchased will be used, in part, to offset dilution from stock options and in connection with other benefit plans. As of February 3, 2001, Cole National Corporation had purchased a total of 318,000 shares of common stock, and has authority to purchase up to 682,000 shares of common stock in the open market and block purchases. No shares were purchased during fiscal 2000.

      At the end of fiscal 2000, $150.0 million of 9-7/8% Notes and $125.0 million of 8-5/8% Notes were outstanding. The 9-7/8% Notes and the 8-5/8% Notes are unsecured and mature December 31, 2006 and August 15, 2007, respectively, with no earlier scheduled redemption or sinking fund payment. Interest on the 9-7/8% Notes is payable semi-annually on each June 30 and December 31, while the interest on the 8-5/8% Notes is payable semi-annually on each February 15 and August 15. The indentures pursuant to which the 9-7/8% Notes and the 8-5/8% Notes were issued contain certain optional and mandatory redemption features and other financial covenants, including restrictions on the ability of Cole National Group to pay dividends or make other restricted payments to Cole National Corporation. The indentures permit dividend payments equal to one-half of Cole National Group’s consolidated net income, provided that no default or event of default has occurred under the indentures and that Cole National Group has met a specified fixed charge coverage ratio test. The indentures also permit payments to Cole National Corporation for certain tax obligations and for administrative expenses not to exceed .25% of net sales. See Note 4 of the Notes to Consolidated Financial Statements.

      No significant principal payment obligations are due under Cole National’s outstanding indebtedness until 2004, when a $5.0 million principal payment is due under a 5% promissory note. The ability of Cole National Corporation and its subsidiaries to satisfy their obligations will be primarily dependent upon future financial and operating performance of the subsidiaries and upon Cole National’s ability to renew or refinance borrowings or to raise additional capital through equity financing or sales of assets.

      Cash balances at year end were $36.7 million compared to $29.0 million at January 29, 2000. Operations generated net cash of $36.4 million in fiscal 2000, $23.8 million in fiscal 1999 and $62.4 million in fiscal 1998. The primary sources of the $12.6 million improvement in cash provided from operations in fiscal 2000 compared to fiscal 1999 were changes in certain assets and liabilities. The $2.0 million decrease in accounts payable and accrued liabilities was substantially less than fiscal 1999, providing a $29.1 million improvement in cash flow. Partially offsetting this were an $8.2 million increase in prepaid expenses and other, nearly all due to inclusion of the February 1, 2001, minimum rent payments, and a $5.7 million increase in inventories attributable to the remerchandising of Pearle and expansion of Target Optical. The $38.6 million decrease in cash provided from operations in fiscal 1999 compared to fiscal 1998 was primarily a result of a $31.1 million decrease in operating income (excluding restructuring and other unusual charges in fiscal 1999), a $12.9 million larger decrease in accounts payable, accrued liabilities and other liabilities and a $6.9 million decrease in accounts and notes receivable, prepaid expenses and other assets. These cash flow decreases were partially offset by a $7.3 million increase in depreciation and amortization expense and a $3.4 million decrease in inventories versus an increase of $4.4 million in fiscal 1998.

      Net capital additions were $37.4 million, $25.9 million and $37.6 million in fiscal 2000, 1999 and 1998, respectively. The majority of the capital additions were for store fixtures, equipment and leasehold improvements for new stores, including the Target Optical expansion and the remodeling of existing stores. Capital expenditures for fiscal 1998 included the purchase and furnishing of Cole Vision’s headquarters office building for $15.3 million. In fiscal 2000, net proceeds of $13.8 million were received from the sale and leaseback of this facility and a portion of the land. In fiscal 1998, proceeds of $8.8 million were received from the sale and leaseback of the Things Remembered warehouse and distribution facility. In addition, in fiscal 2000, the Company received $4.8 million, net of additional investments, from funds returned by Pearle Europe. In fiscal 1999 and 1998, the Company used $2.1 million and $7.2 million, respectively, for additional net investment in Pearle Europe in connection with Pearle Europe’s various acquisitions of optical retailers in Italy, Germany and Austria. The Company also used $3.0 million and $7.2 million to acquire the managed vision care business of MetLife and several local optical chains in fiscal 1999 and 1998, respectively. Finally, the Company paid approximately $8.3 million, $13.6 million and $16.8 million for systems development costs in fiscal 2000, 1999 and 1998, respectively. Such costs have been capitalized and are being amortized over their estimated useful lives.

      For fiscal 2001, management plans to expand the number of stores including the opening of another 100 Target Optical stores, and to remodel and relocate other stores. Management currently estimates that capital expenditures in fiscal 2001 will be approximately $38.0 million, excluding acquisitions and systems development costs. Approximately $5.5 million is estimated to be incurred for systems development costs in 2001, that will be capitalized and subsequently amortized.

      Cole National Corporation believes that funds provided from operations along with funds available under the credit facility will provide adequate sources of liquidity to allow its operating subsidiaries to continue to expand the number of stores and to fund capital expenditures and systems development costs.

New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (as amended by SFAS No. 137). SFAS No. 133 must first be applied in the first quarter of fiscal years that begin after June 15, 2000 (the first quarter of fiscal 2001 for the Company) and in general requires that entities recognize all derivative financial instruments as assets or liabilities, measured at fair value, and include in earnings the changes in the fair value of such assets and liabilities in either operations or comprehensive income (loss). The Company does not presently utilize derivative instruments, either for hedging or other purposes, and therefore it is expected that the adoption of the requirements of SFAS No. 133 will not impact the Company’s financial statements. However, the Company may utilize such instruments for hedging purposes in the future.

      In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements.” SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition. The Company adopted the provisions of this bulletin in fiscal 2000. The adoption did not impact the Company’s recognition of revenue in fiscal 2000.

Forward-Looking Information

      The Company’s management has stated that it expects its strong emphasis on becoming better retailers to have an ongoing positive impact on the Company’s results in fiscal 2001, enabling the Company to continue the earnings turnaround that began with fiscal fourth quarter 2000. While we expect first quarter 2001 operating earnings to improve compared to the first quarter last year, we do not expect the first quarter’s comparable store sales to be as strong as in the fourth quarter 2000. During first quarter 2000, sales were stimulated by highly promotional activities at Pearle and Things Remembered which were not repeated this year. Nevertheless, management expects net income will more than double in fiscal 2001 from fiscal 2000, even after taking into account the significant losses associated with the Target expansion program and the absence of a 53rd week. Achieving these results assumes, among other things, that the current economic environment does not worsen.

      Certain sections of this Form 10-K Report, including this Management’s Discussion and Analysis, contain forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Actual results may differ materially from those forecast due to a variety of factors that can adversely affect operating results, liquidity and financial condition, such as risks associated with the timing and achievement of improvements in the operations of the optical business, the success of new store openings and the rate at which new stores achieve profitability, the Company’s ability to select, stock and price merchandise attractive to customers, success of systems development and integration, competition in the optical industry, integration of acquired businesses, economic and weather factors affecting consumer spending, operating factors affecting customer satisfaction, including manufacturing quality of optical and engraved goods, the Company’s relationships with host stores and franchisees, the mix of goods sold, pricing and other competitive factors, and the seasonality of the business. Forward-looking statements are made based upon management’s expectations and beliefs concerning future events impacting Cole National Corporation. All forward-looking statements involve risk and uncertainty.

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

Item 8. Financial Statements and Supplementary Data

      Information required by this item appears on pages F-1 through F-27 of this Form 10-K and is incorporated herein by reference. Other financial statements and schedules are filed herewith as “Financial Statement Schedules” pursuant to Item 14.

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

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) and (2)	Financial Statements and Financial Statement Schedules

The consolidated financial statements and the related financial statement schedules filed as part of this Form 10-K are located as set forth in the index on page F-1 of this report.

(a)(3)	Exhibits

See Exhibit Index on pages X-1 through X-6.

(b)	Reports on Form 8-K

No reports on Form 8-K have been filed by the Registrant during the quarter ended February 3, 2001.

SIGNATURES

      Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLE NATIONAL CORPORATION

May 3, 2001	By:	/s/	William P. Lahiff, Jr.

William P. Lahiff, Jr. Senior Vice President and Controller

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

*	Chairman and Chief Executive Officer	May 3, 2001
and Director (Principal Executive Officer)
Jeffrey A. Cole

*	President and Chief Operating Officer	May 3, 2001
and Director
Larry Pollock

*	Executive Vice President and	May 3, 2001
Chief Financial Officer
Thomas T.S. Kaung	(Principal Financial Officer)

/s/ William P. Lahiff, Jr.	Senior Vice President and Controller	May 3, 2001
(Principal Accounting Officer)
William P. Lahiff, Jr.

*	Director	May 3, 2001

Timothy F. Finley

*	Director	May 3, 2001

Irwin N. Gold

*	Director	May 3, 2001

Peter V. Handal

*	Director	May 3, 2001

Charles A. Ratner

*	Director	May 3, 2001

Walter J. Salmon

*	The undersigned, by signing his name hereto, does sign and execute this report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors of Cole National Corporation and which are being filed herewith with the Securities and Exchange Commission on behalf of such officers and directors.

/s/ William P. Lahiff, Jr.

William P. Lahiff , Jr., Attorney-in-Fact

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Page

Report of Independent Public Accountants	F - 2

Consolidated Balance Sheets as of February 3, 2001 and January 29, 2000	F - 3

Consolidated Statements of Operations for the 53 weeks ended February 3, 2001, and the 52 weeks ended January 29, 2000, and January 30, 1999	F - 4

Consolidated Statements of Cash Flows for the 53 weeks ended February 3, 2001, and the 52 weeks ended January 29, 2000, and January 30, 1999	F - 5

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the 53 weeks ended February 3, 2001, and the 52 weeks ended January 29, 2000, and January 30, 1999	F - 6

Notes to Consolidated Financial Statements	F - 7

Financial Statement Schedules:

Report of Independent Public Accountants on the Financial Statement Schedules	F - 23

Schedule I —Condensed Financial Information of Registrant	F - 24

Schedule II —Valuation and Qualifying Accounts	F - 27

All financial statement schedules not included have been omitted because they are not applicable or because the required information is otherwise furnished.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS OF COLE NATIONAL CORPORATION:

We have audited the accompanying consolidated balance sheets of Cole National Corporation (a Delaware corporation) and Subsidiaries as of February 3, 2001 and January 29, 2000, and the related consolidated statements of operations, cash flows and stockholders’ equity and comprehensive income (loss) for each of the three years in the period ended February 3, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cole National Corporation and Subsidiaries as of February 3, 2001 and January 29, 2000, and the results of their operations and their cash flows for each of the three years in the period ended February 3, 2001 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Cleveland, Ohio,
  March 26, 2001.

COLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	February 3,	January 29,
	2001	2000

Assets Current assets:

Cash and cash equivalents	$36,725	$28,953

Accounts receivable, less allowance for doubtful accounts of $7,348 in 2000 and $7,557 in 1999	40,505	41,682

Current portion of notes receivable	5,097	4,917

Inventories	122,238	116,514

Refundable income taxes	1,237	1,546

Prepaid expenses and other	15,188	6,947

Deferred income tax benefits	2,177	3,901

Total current assets	223,167	204,460

Property and equipment, at cost	275,241	267,633

Less —accumulated depreciation and amortization	(149,543)	(144,249)

Total property and equipment, net	125,698	123,384

Notes receivable, excluding current portion, less reserves for uncollectible amounts of $4,537 in 2000 and $4,196 in 1999	18,000	25,948

Deferred income tax benefits and other assets	75,460	77,080

Intangible assets, net	151,588	157,399

Total assets	$593,913	$588,271

Liabilities and Stockholders’ Equity Current liabilities:

Current portion of long-term debt	$452	$1,515

Accounts payable	56,505	60,388

Accrued interest	6,736	6,482

Accrued liabilities	76,646	71,998

Accrued income taxes	3,458	178

Total current liabilities	143,797	140,561

Long-term debt, net of discount and current portion	284,286	284,584

Other long-term liabilities	16,280	16,610

Stockholders’ equity:

Preferred stock	—	—

Common stock	16	16

Paid-in capital	263,277	261,835

Accumulated deficit	(97,755)	(99,984)

Accumulated other comprehensive loss	(3,970)	(3,358)

Treasury stock at cost	(6,284)	(6,218)

Unamortized restricted stock awards	(3,739)	(5,064)

Notes receivable —stock options and awards	(1,995)	(711)

Total stockholders’ equity	149,550	146,516

Total liabilities and stockholders’ equity	$593,913	$588,271

      The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

COLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Fifty-Three	Fifty-Two	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended
	February 3,	January 29,	January 30,
	2001	2000	1999

Net revenue	$1,077,147	$1,040,426	$1,049,441

Costs and expenses:

Cost of goods sold	355,583	362,662	367,498

Operating expenses	648,523	607,651	587,982

Depreciation and amortization	40,175	41,000	33,742

Restructuring and other unusual charges	—	—	17,873

Total costs and expenses	1,044,281	1,011,313	1,007,095

Operating income	32,866	29,113	42,346

Interest and other (income) expense:

Interest expense	29,078	27,985	27,565

Interest and other (income)	(2,864)	(3,537)	(8,841)

Total interest and other (income) expense, net	26,214	24,448	18,724

Income before income taxes	6,652	4,665	23,622

Income tax provision	4,423	2,657	9,346

Net income	$2,229	$2,008	$14,276

Earnings per share:

Basic	$0.14	$0.13	$0.96

Diluted	$0.14	$0.13	$0.94

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

COLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fifty-Three	Fifty-Two	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended
	February 3,	January 29,	January 30,
	2001	2000	1999

Cash flows from operating activities:

Net income	$2,229	$2,008	$14,276

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	40,175	41,000	33,742

Non-cash interest, net	(717)	(1,596)	(555)

Deferred income tax provision	3,462	2,318	13,001

Restructuring and unusual charges	—	—	11,886

Increases (decreases) in cash resulting from changes in assets and liabilities:

Accounts and notes receivable, prepaid expenses and other assets	(3,173)	5,155	12,028

Inventories	(5,724)	3,367	(4,404)

Accounts payable, accrued liabilities and other liabilities	(2,045)	(31,133)	(18,221)

Accrued interest	254	266	(399)

Accrued, refundable and deferred income taxes	1,982	2,375	1,038

Net cash provided by operating activities	36,443	23,760	62,392

Cash flows from investing activities:

Purchases of property and equipment, net	(37,415)	(25,877)	(37,591)

Proceeds from sale/leaseback, net	13,820	—	8,835

Systems development costs	(8,256)	(13,589)	(16,802)

Investment in Pearle Europe, net	4,774	(2,129)	(7,152)

Acquisitions of businesses, net of cash acquired	—	(2,956)	(7,231)

Other, net	129	275	277

Net cash used for investing activities	(26,948)	(44,276)	(59,664)

Cash flows from financing activities:

Repayment of long-term debt	(1,452)	(1,503)	(16,040)

Net proceeds from exercise of stock options	1,336	190	1,998

Common stock repurchased	—	(562)	(5,473)

Repayment (issuance) of notes receivable —stock options and awards	(1,284)	195	20

Payment of deferred financing fees	(422)	(281)	—

Dividends paid	—	(149)	—

Other, net	99	522	(229)

Net cash used for financing activities	(1,723)	(1,588)	(19,724)

Cash and temporary cash investments:

Net increase (decrease) during the period	7,772	(22,104)	(16,996)

Balance, beginning of the period	28,953	51,057	68,053

Balance, end of the period	$36,725	$28,953	$51,057

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

COLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’
EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	February 3,	January 29,	January 30,
	2001	2000	1999

Common Stock:

Balance at beginning of period	$16	$15	$15

Issuance of restricted stock	—	1	—

Balance at end of period	16	16	15

Paid In Capital:

Balance at beginning of period	261,835	257,981	251,405

Issuance of shares for employee stock purchase plan	1,328	—	—

Stock compensation	130	433	357

Exercise of stock options and warrants	8	190	3,577

Issuance (forfeiture) of restricted stock	(24)	3,231	2,642

Balance at end of period	263,277	261,835	257,981

Accumulated Deficit:

Balance at beginning of period	(99,984)	(101,843)	(116,119)

Dividends paid	—	(149)	—

Net income	2,229	2,008	14,276

Balance at end of period	(97,755)	(99,984)	(101,843)

Accumulated Other Comprehensive Loss:

Balance at beginning of period	(3,358)	(1,205)	(1,749)

Other comprehensive income (loss)	(612)	(2,153)	544

Balance at end of period	(3,970)	(3,358)	(1,205)

Treasury Stock:

Balance at beginning of period	(6,218)	(6,084)	(611)

Issuance (forfeiture) of restricted stock	(66)	428	—

Common stock repurchased	—	(562)	(5,473)

Balance at end of period	(6,284)	(6,218)	(6,084)

Unamortized Restricted Stock Awards:

Balance at beginning of period	(5,064)	(2,598)	—

Forfeiture (issuance) of restricted stock	90	(3,659)	(2,642)

Amortization of restricted stock awards	1,235	1,193	44

Balance at end of period	(3,739)	(5,064)	(2,598)

Notes Receivable —Stock Options and Awards:

Balance at beginning of period	(711)	(906)	(926)

Repayment (issuance) of notes receivable	(1,284)	195	20

Balance at end of period	(1,995)	(711)	(906)

Total Stockholders’ Equity	$149,550	$146,516	$145,360

Comprehensive Income (Loss):

Net income	$2,229	$2,008	$14,276

Cumulative translation adjustment	(612)	(2,153)	544

Total comprehensive income (loss)	$1,617	$(145)	$14,820

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

Fiscal years end on the Saturday closest to January 31 and are identified according to the calendar year in which they begin. For example, the fiscal year ended February 3, 2001 is referred to as “fiscal 2000.” Fiscal 2000 consisted of a 53-week period, fiscal 1999 and fiscal 1998 each consisted of 52-week periods.

Nature of Operations -

The Company is a specialty service retailer operating in both host and non-host environments, whose primary lines of business are eyewear products and services and personalized gifts. The Company sells its products through 2,387 company-owned retail locations and 426 franchised locations in 50 states, Canada, and the Caribbean, and differentiates itself from other specialty retailers by providing value-added services at the point of sale at all of its retail locations. The Company has two reportable segments: Cole Vision and Things Remembered (see Note 10).

Inventories -

Inventories are valued at the lower of first-in, first-out (FIFO) cost or market.

Property and Depreciation -

The policy is to provide depreciation using the straight-line method over a period, which is sufficient to amortize the cost of the asset over its useful life or lease term.

The estimated useful lives for depreciation purposes are:

Buildings and improvements	5 to 40 years

Equipment	3 to 10 years

Furniture and fixtures	2 to 10 years

Leasehold improvements	2 to 20 years

Property and equipment, at cost, consist of the following at February 3, 2001 and January 29, 2000 (000’s omitted):

	2000	1999

Land and buildings	$14,385	$22,990

Furniture, fixtures and equipment	167,468	158,995

Leasehold improvements	93,388	85,648

Total property and equipment	$275,241	$267,633

Store Opening Expenses -

Store opening expenses are charged to operations in the period the expenses are incurred.

Investment in Pearle Europe B.V. -

Included in other long-term assets is Cole National Corporation’s minority investment in Pearle Europe B.V. (“Pearle Europe”), which is in the retail optical business in Europe. HAL Holding N.V. (“HAL”) (see Note 7) owns a 68% interest, Cole National Corporation owns a 21% interest, and Pearle Europe’s management owns the remaining 11% interest in Pearle Europe.

The Company’s common equity investment in Pearle Europe of $5.1 million at February 3, 2001 is accounted for using the equity method. Included in interest and other income is the Company’s equity share of Pearle Europe’s earnings, which totaled $0.6 million, $1.4 million and $0.9 million in fiscal 2000, 1999, and 1998, respectively. Pearle Europe’s fiscal 2000 net revenue was approximately $270.2 million.

Included in notes receivable is $9.4 million and $13.2 million of net shareholder loans receivable from Pearle Europe and its subsidiaries at February 3, 2001 and January 29, 2000, respectively. The shareholder loans provide for interest at rates ranging from 8.0% to 12.7%. The Company accrued interest income of $1.3 million on the notes in fiscal 2000 as compared to $1.3 million and $1.5 million in fiscal 1999 and 1998, respectively. During fiscal 2000 and 1999, the Company received interest payments against the balances accrued totaling $1.5 million and $0.1 million, respectively.

In February 1998, the Company repaid a $3.1 million note payable to a subsidiary of Pearle Europe and invested an additional $7.2 million in the form of 8% shareholder loans to Pearle Europe in connection with Pearle Europe’s acquisition of optical operations in Germany and Austria. In June 1998, Pearle Europe repaid to the Company a shareholder loan, including interest thereon, in the amount of $3.7 million. In November 2000, Pearle Europe refinanced the loans made in connection with the acquisition of Germany and Austria by issuing a new loan and returning the remainder in cash.

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

Intangible Assets -

Intangible assets, net, consist of the following at February 3, 2001 and January 29, 2000 (000’s omitted):

	2000	1999

Goodwill	$107,360	$111,910

Tradenames	44,228	45,489

	$151,588	$157,399

Goodwill is being amortized on a straight-line basis over periods from 5 to 40 years, based on management’s assessment of the estimated useful life, and is presented net of accumulated amortization of $46,194,000 and $41,615,000 at February 3, 2001 and January 29, 2000, respectively. Amortization of goodwill in fiscal 2000, 1999 and 1998 was $4,580,000, $4,043,000 and $3,883,000, respectively. Management regularly evaluates its accounting for goodwill considering primarily such factors as historical profitability, current operating profits and cash flows. The Company believes that, at February 3, 2001, the assets are realizable and the amortization periods are still appropriate.

Tradenames acquired in connection with the Pearle acquisition in 1996 are being amortized on a straight-line basis over 40 years and are presented net of accumulated amortization of $5,231,000 and $3,971,000 at February 3, 2001 and January 29, 2000, respectively. Amortization of tradenames in fiscal 2000, 1999, and 1998 was $1,260,000, $1,236,000 and $1,236,000, respectively.

Other Long-Term Assets -

Financing costs incurred in connection with obtaining long-term debt are capitalized in other assets and amortized over the life of the related debt using the effective interest method. At February 3, 2001 and January 29, 2000, deferred financing costs net of accumulated amortization were $6,082,000, and $6,714,000, respectively. Amortization of financing costs in fiscal 2000, 1999 and 1998 was $1,054,000, $965,000 and $977,000, respectively.

Direct costs to develop or obtain internal use software, including internal costs, are capitalized in other assets and amortized over the estimated useful life of the software using a straight-line method. Amortization periods range from two to seven years and begin when the software is placed in service. At February 3, 2001 and January 29, 2000, these costs, net of accumulated amortization, were $36,370,000 and $38,127,000, respectively. Amortization of systems development costs in fiscal 2000, 1999 and 1998 was $7,695,000, $6,703,000 and $2,980,000, respectively.

Valuation of Long-Lived Assets -

Long-lived assets, such as property and equipment, internal use software, goodwill and other intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset.

Other Long-Term Liabilities -

Other long-term liabilities consist primarily of certain employee benefit obligations, deferred lease credits and other lease-related obligations, deferred revenue and other obligations not expected to be paid within 12 months. Deferred lease credits are amortized on a straight-line basis over the life of the applicable lease.

Capital Stock -

At February 3, 2001 and January 29, 2000, there were 15,691,191 and 15,496,882, respectively, shares of common stock, par value $.001 per share, outstanding and no preferred stock issued and outstanding. Common stock held in treasury at February 3, 2001 and January 29, 2000 totaled 308,700 and 297,900 shares, respectively. The increase in number of shares held in treasury during fiscal 2000 resulted from an executive’s restricted stock forfeiture. At February 3, 2001, there were 40,000,000 and 5,000,000 authorized shares of common stock and undesignated preferred stock, respectively.

Foreign Currency Translation -

The assets and liabilities of the Company’s foreign subsidiaries and its investment in Pearle Europe are translated to United States dollars at the rates of exchange on the balance sheet date. Income and expense items are translated at average monthly rates of exchange. Translation adjustments are presented as a component of accumulated other comprehensive loss within stockholders’ equity.

Revenues -

Revenues include sales of goods and services to retail customers at company-operated stores, sales of merchandise inventory to franchisees and other outside customers, other revenues from franchisees such as royalties based on sales, interest income on notes receivable and initial franchise fees, and capitation and other fees associated with Cole Vision’s managed vision care business.

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

Advertising -

Advertising production costs and other advertising costs are expensed as incurred, a portion of which are reimbursed by franchisees based on a percentage of their sales. Advertising expense is summarized as follows (000’s omitted):

	2000	1999	1998

Gross advertising expense	$89,329	$88,525	$82,492

Less: Franchise contribution	(20,562)	(19,930)	(20,244)

Net advertising expense	$68,767	$68,595	$62,248

Earnings Per Share -

Statement of Financial Accounting Standards (SFAS) No. 128 requires that earnings per share be presented as two calculations: basic and diluted. Basic earnings per share for fiscal 2000, 1999 and 1998 have been based on 15,584,604, 14,886,550 and 14,802,023 weighted average number of common shares outstanding, respectively. Stock options that are outstanding are considered to be potentially dilutive common stock. Diluted earnings per share for fiscal 2000, 1999 and 1998 have been based on 15,620,352; 14,940,900 and 15,176,469 weighted average number of common shares outstanding, respectively after consideration of the dilutive effect, if any, for these common share equivalents.

Cash Flows -

For purposes of reporting cash flows, all temporary cash investments which have original maturities of three months or less, are considered to be cash equivalents. The carrying amounts of cash and cash equivalents approximate fair value due to the short maturity of those instruments.

Net cash flows from operating activities reflect cash payments for income taxes and interest as follows (000’s omitted):

	2000	1999	1998

Income taxes	$538	$624	$1,644

Interest	27,674	27,201	26,112

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

In October 1999, the Company acquired MetLife’s managed vision care benefits business. The business consists of vision care contracts with approximately 250 institutional customers and generates approximately $15.0 million of revenue annually. The purchase price paid to date totals $2.6 million, with additional amounts contingently due upon certain conditions being met over the four years following the date of purchase.

In fiscal 1998, the Company acquired ten Buckeye Optical stores in Columbus, Ohio, and all of the issued and outstanding common stock of Management Associates, Inc., whose operations consisted of four 20/20 Eyecare stores located in Las Vegas, Nevada. The total purchase price for these acquisitions was $7.2 million.

In fiscal 1999, the Company announced its plan to close the 150 optical departments located in Montgomery Ward stores. The closings, which were completed by the end of fiscal 1999, resulted in a pretax loss of $2.0 million consisting primarily of inventory and fixed asset write offs. The after tax cash cost of the closings was not significant. Annual revenues in fiscal 1999 for Ward’s Optical Departments were $21.2 million.

(3)	Restructuring and Other Unusual Items

In fiscal 1998, the Company began implementation of a restructuring plan and recorded a net pretax charge of $23.1 million, related to restructuring its Pearle business along with other unusual charges. The net pretax charge consisted of charges associated with the restructuring of $13.9 million, a reversal of previously established restructuring accruals of $12.3 million and other unusual charges totaling $21.5 million. The restructuring charge of $13.9 million related to changes made to the Pearle operating model and structure of the home office organization.

The costs of the 1998 restructuring approximated the original estimates. A remaining balance of approximately $0.1 million for the facilities relocations was reversed into income in fiscal 1999. As of February 3, 2001, there were no balances remaining for restructure reserves.

The unusual charges in fiscal 1998 related to the write off of $8.8 million associated with the abandonment of previously capitalized system development costs (including $1.9 million of incurred costs that were paid in the first half of fiscal 1999) and $2.7 million primarily related to restricted stock issued to two senior executive officers. See Note 6 for further discussion of the restricted stock grants. The Company also made an unconditional commitment in fiscal 1998 to contribute $10.0 million through 2009, with payments beginning in 2004, to a leading medical institution supporting the development of a premier eye care research and surgical facility. See Note 4 for further discussion of this obligation.

The 1998 results include the recognition of $6.0 million of income from cash received in a nontaxable settlement of certain contingencies related to several claims against and indemnifications from the former owner of Pearle, which was acquired by the Company in fiscal 1996. In connection with this settlement, the Company assumed secondary liability for loans to certain franchisees held by a third party which totaled $3.6 million at February 3, 2001. The Company is contingently liable should any of these franchisees default, and also for prepayment penalties of up to $0.5 million at February 3, 2001. The Company has established reserves for potential losses on the loans, which mature through 2001. The settlement also included a release of the former owner of Pearle from certain future non-tax claims related to Pearle.

(4)	Long-Term Debt

Long-term debt at February 3, 2001 and January 29, 2000 is summarized as follows (000’s omitted):

	2000	1999

9-7/8% Senior Subordinated Notes:

Face value	$150,000	$150,000

Unamortized discount	(785)	(880)

Total 9-7/8% Senior Subordinated Notes	149,215	149,120

8-5/8% Senior Subordinated Notes	125,000	125,000

5% Promissory Note	10,000	10,000

Capital lease obligations (see Note 11)	523	1,979

	284,738	286,099

Less current portion	(452)	(1,515)

Net long-term debt	$284,286	$284,584

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

The indentures pursuant to which the 8-5/8% Notes and the 9-7/8% Notes were issued restrict dividend payments to the Company to 50% of Cole National Group’s net income after October 31, 1993, plus amounts due to the Company under a tax sharing agreement and for administrative expenses of the Company not to exceed 0.25% of Cole National Group’s net revenue. The indentures also contain certain optional and mandatory redemption features and other financial covenants. Cole National Group was in compliance with these covenants at February 3, 2001.

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

At February 3, 2001, the fair value of long-term debt was approximately $222.8 million compared to a carrying value of $284.7 million. The fair value was estimated primarily by using quoted market prices. The Company has no significant principal payment obligations under its outstanding indebtedness until the $5.0 million principal payment in 2004 under the 5% promissory note.

(5)	Credit Facility

The operating subsidiaries of Cole National Group, Inc. have a working capital commitment ranging from $50.0 million to $75.0 million based on Cole National Group’s current debt leverage ratio described in the credit facility. This credit facility extends until January 31, 2003. Borrowings under the credit facility presently bear interest based on leverage ratios at a rate equal to, at the option of the principal operating subsidiaries of Cole National Group, either (a) the Eurodollar Rate plus 2.5% or (b) 1.5% plus the highest of (i) the prime rate, (ii) the three-week moving average of the secondary market rates for three-month certificates of deposit plus 1% and (iii) the federal funds rate plus .5%. Cole National Group pays a commitment fee of between .375% and .75% per annum on the total unused portion of the facility based on the percentage of revolving credit commitments used. Cole National Corporation, the parent of the principal operating subsidiaries of Cole National Group, guarantees this credit facility.

The credit facility requires the principal operating subsidiaries of Cole National Group to comply with various operating covenants that restrict corporate activities, including covenants restricting the ability of the subsidiaries to incur additional indebtedness, pay dividends, prepay subordinated indebtedness, dispose of certain investments or make acquisitions. The credit facility also requires the subsidiaries to comply with certain financial covenants, including covenants regarding minimum interest coverage, maximum leverage and consolidated net worth. The principal operating subsidiaries of Cole National Group were in compliance with these covenants at February 3, 2001.

The credit facility restricts dividend payments to Cole National Group to amounts needed to pay interest on the 9-7/8% Notes and the 8-5/8% Notes, and certain amounts related to taxes, along with up to $8.0 million plus 0.25% of Cole National Group’s consolidated net revenue annually for other direct expenses of the Company or Cole National Group.

No borrowings under the credit facility were outstanding as of February 3, 2001, and the maximum amount of borrowings outstanding during fiscal 2000 was $20.2 million. No borrowings under the credit facility were outstanding as of January 29, 2000, or at any time during fiscal 1999.

(6)	Stock Compensation and Warrants

At February 3, 2001, the Company had stock options outstanding under various stock option plans and agreements. The right to exercise these options generally commences between one and five years from the date of grant and expires ten years from the date of grant. Both the number of shares and the exercise price, which was based on the market price, were fixed at the dates of grant. As of February 3, 2001, there were 355,797 shares available for future grants to officers, key employees and non-employee directors under the Company’s various stockholder approved stock plans. In addition, the Company may, from time to time, make additional option awards outside such plans.

A summary of the status of stock options and related weighted average exercise prices (“Price”) as of the end of fiscal 2000, 1999 and 1998, and changes during each of the fiscal years is presented below:

	2000		1999		1998

	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of year	2,035,587	$14.83	2,087,146	$15.46	1,471,906	$14.30

Granted	601,705	7.04	206,500	9.38	818,303	16.89

Exercised	(2,000)	3.00	(24,536)	7.69	(181,701)	11.01

Canceled	(208,630)	18.65	(233,523)	16.42	(21,362)	27.72

Outstanding, end of year	2,426,662	12.58	2,035,587	14.83	2,087,146	15.46

Exercisable at end of year	1,253,082	14.12	1,064,087	14.59	707,343	13.59

A summary of information for stock options outstanding at February 3, 2001 and related weighted average remaining contract life (“Life”) and Price is presented below:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Shares	Life	Price	Shares	Price

$3.00 to $9.75	716,050	8.1 years	$6.79	115,845	$6.84

$10.00 to $16.94	1,533,809	5.0	12.94	980,934	12.09

$26.13 to $44.94	176,803	6.1	32.87	156,303	32.27

	2,426,662	6.0	12.58	1,253,082	14.12

Payment for certain options exercised between 1993 and 1996 have been made by executing promissory notes, of which $711,000 was outstanding at February 3, 2001. The promissory notes are secured by the shares of common stock acquired and are payable on various dates through January 2004 at interest rates ranging from 5.33% to 6.37%. The notes are included in notes receivable-stock options and awards within stockholders’ equity.

On January 18, 2000, the Company granted two stock options not included in the tables above and awarded 525,000 shares of restricted common stock in connection with the employment of the Company’s president. One option grant was awarded for 262,500 shares of common stock at an above-market exercise price of $10.00 per share. The shares vest ratably on the first and second anniversary of the grant date and expire after ten years. Accelerated vesting may occur after the first anniversary of the grant date based upon the attainment of certain market prices for the Company’s common stock. The other option for 100,000 shares was issued at the market price, vested immediately and expired at the end of its 90-day exercise period. The restricted shares become non-forfeitable over a three-year period beginning on the second anniversary date of the grant. The shares may become non-forfeitable after the second anniversary of the grant date based upon the attainment of certain market prices for Cole National Corporation’s common stock.

In fiscal 2000, the Company and its president entered into secured promissory notes for $1,284,000, an amount equal to a portion of the income tax imposed on his award of restricted stock. The promissory notes mature in January 2004, bear interest at rates of 5.87% and 6.56% per annum and are secured by a pledge of the restricted shares. The Company has agreed to make additional loans for payment of any additional income tax imposed. The notes are included in note receivable-options and awards within stockholders’ equity.

During 1999, the Company granted 20,000 restricted shares to two executives. In fiscal 2000, one grant of 10,000 shares was canceled. The remaining shares may become non-forfeitable after the third anniversary of the grant date based upon the attainment of certain market prices for the Company’s common stock. Some or all of the shares are forfeitable on the sixth anniversary of the grant dates if the market prices are not attained.

At February 3, 2001, 123,750 restricted shares of common stock are outstanding under an award made to the Company’s chairman in December 1998 under the 1998 Equity and Incentive Performance Plan. Vesting may occur after the third anniversary of the grant date based upon the attainment of certain market prices for the Company’s common stock or on March 1, 2004. During 1999, 55,000 restricted shares issued to the Company’s former president were vested in connection with his termination arrangement.

In fiscal 1999, the Company established its Employee Stock Purchase Plan under which participants may contribute up to 15% of their annual compensation (subject to certain limits) to acquire shares of common stock at 85% of the lower market price on one of two specified dates in each plan period. The initial plan period included the five months ended December 31, 1999. Subsequent plan periods are semi-annual. Of the 400,000 shares of common stock authorized for purchase under the plan, 180,378 shares and 103,889 shares were purchased in fiscal 2000 and fiscal 1999, respectively, by approximately 750 participating employees.

The Company applies APB Opinion 25 and related Interpretations in accounting for its stock-based compensation plans. In connection with the restricted stock awards described above, compensation cost of $1.2 million, $1.2 million and $2.3 million has been charged against income in fiscal 2000, fiscal 1999 and fiscal 1998, respectively. Unamortized restricted stock awards of $3.7 million are expected to be amortized over future vesting periods. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the dates of awards consistent with the method of SFAS No. 123, the Company’s net income and diluted earnings per share would have been $835,000 and $0.05 in fiscal 2000, $451,000 and $0.03 in fiscal 1999 and $13,589,000 and $0.90 in fiscal 1998, respectively. Basic earnings per share would have been $0.05 in fiscal 2000, $0.03 in fiscal 1999 and $0.92 in fiscal 1998.

For SFAS No. 123 purposes, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rates of 6.2%, 5.9% and 4.7% for grants in fiscal 2000, 1999 and 1998, respectively, volatility of 45-47%, 39-45% and 35-39% in fiscal 2000, 1999 and 1998, respectively, and expected lives of six years for options granted in all fiscal years. The weighted average fair value of options granted during fiscal 2000, 1999 and 1998 at the date of grant were $3.59, $4.58 and $7.33, respectively. The fair value of each share granted under the Employee Stock Purchase Plan was similarly estimated using the following assumptions: risk-free interest rate of 6.0% and 5.2% in fiscal 2000 and 1999, respectively, volatility of 46-47% and 42% in fiscal 2000 and 1999, respectively, and expected lives of 5 to 6 months. The weighted average fair value of purchase plan shares granted during fiscal 2000 and fiscal 1999 was $2.11 and $1.63, respectively. The effects of applying SFAS No. 123 in the pro forma disclosure above are not indicative of future amounts. SFAS No. 123 does not apply to options granted prior to January 29, 1995 and additional awards in future years are anticipated.

The Company’s Nonemployee Director Equity and Deferred Compensation Plan allows nonemployee directors to receive their annual retainer and other director fees in the form of shares of our common stock. The plan also allows them to defer payment of all or part of that income. During 2000, certain nonemployee directors elected to defer payment and received credits payable in shares of our common stock. Credits earned during fiscal 2000 and outstanding as of February 3, 2001 represented 10,648 shares and 25,631 shares, respectively.

(7)	Stockholders’ Equity

On November 18, 1999 the Board of Directors authorized redemption of the Company’s existing Stockholders’ Rights Plan, adopted in 1995, and replaced it with a new plan. The new plan eliminates the so-called “dead hand” F-14 provision of the former plan and permits HAL to acquire up to 25% of the Company’s stock. As of March 31, 2001, HAL owned 19.6% of the Company’s common stock. As a result of the redemption of the rights issued under the original plan, shareholders received payment of $0.01 per share of common stock in fiscal 1999. The Stockholders’ Rights Plan provides for the distribution of one right for each outstanding share of the Company’s common stock held of record as of the close of business on December 6, 1999 or that thereafter become outstanding prior to the earlier of the final expiration date of the rights or the first date upon which the rights become exercisable. Each right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, without par value, at a price of $40, subject to adjustment. The rights are only exercisable if a person or group other than HAL Holdings N.V. buys or announces a tender offer for 15% or more or if HAL buys or announces a tender offer for 25% or more of the Company’s common stock. In the event such a transaction occurs, rights that are beneficially owned by all other persons would be adjusted and such holders would thereafter have the right to receive, upon exercise thereof at the then current exercise price of the right, that number of shares of common stock (or, under certain circumstances, an economically equivalent security of the Company) having a market value of two times the exercise price of the right. The rights will expire on December 6, 2009, unless extended or unless the rights are earlier redeemed by the Company in whole, but not in part, at a price of $0.01 per right, or exchanged.

In November 1998, the Board of Directors authorized the repurchase from time to time of up to one million shares of common stock through open market or block transactions. The Company purchased a total of 318,000 shares in fiscal 1999 and 1998 for $6.0 million. No shares were purchased in fiscal 2000. As of February 3, 2001, the Company has authority to purchase up to 682,000 additional shares. The share purchases are reflected in treasury stock within stockholder’s equity.

(8)	Income Taxes

The income tax provision for continuing operations reflected in the accompanying consolidated statements of operations for fiscal 2000, 1999 and 1998 are detailed below (000’s omitted):

	2000	1999	1998

Current payable (refundable) -

Federal	$—	$—	$(5,922)

State and local	972	824	1,486

Foreign	89	339	781

	1,061	1,163	(3,655)

Deferred -

Federal	2,935	7,811	13,545

Foreign	427	(179)	(544)

Tax benefit of net operating loss carryforward	—	(6,138)	—

	3,362	1,494	13,001

Income tax provision	$4,423	$2,657	$9,346

      The income tax provision for continuing operations differs from the federal statutory rate as follows (000’s omitted):

	2000	1999	1998

Income tax provision at statutory rate	$2,328	$1,633	$8,268

Tax effect of-

Amortization of goodwill	1,252	1,230	1,234

State income taxes, net of federal tax benefit	632	536	1,095

Nontaxable settlement	—	—	(2,100)

Nonrecurring charges	—	—	537

Decrease in valuation allowance	—	(669)	—

Other, net	211	(73)	312

Income tax provision	$4,423	$2,657	$9,346

      The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities at February 3, 2001 and January 29, 2000 are as follows (000’s omitted):

	2000	1999

Deferred tax assets:

Employee benefit accruals	$1,738	$2,821

Other non-deductible	9,517	9,254

State and local taxes	870	1,245

Net operating loss carryforwards	6,970	10,971

Intangibles	4,446	4,471

Contribution carryforward	5,146	4,679

Inventory reserves	3,665	3,518

Bad debt reserves	316	185

Other	2,705	2,703

Total deferred tax assets	35,373	39,847
Valuation allowance	(1,141)	(1,141)

Net deferred tax assets	34,232	38,706

Deferred tax liabilities:

Depreciation and amortization	(3,405)	(5,976)

Other	(2,857)	(2,905)

Total deferred tax liabilities	(6,262)	(8,881)

Net deferred taxes	$27,970	$29,825

      At February 3, 2001, the Company had approximately $19.6 million of tax net operating loss carryforwards in the United States that expire in years 2005 through 2019. Of that amount, $8.3 million resulted from the Company’s acquisition of American Vision Centers (“AVC”). Due to the change in ownership requirements of the Internal Revenue Code, utilization of the AVC net operating loss is limited to approximately $0.3 million per year. A valuation allowance of $1.1 million has been established to reduce the deferred tax asset related to the net operating loss to the amount that will likely be realized.

      No provision of United States federal and state income taxes has been provided for the undistributed earnings of the Company’s foreign subsidiaries as those earnings are considered to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable.

(9) Retirement Plans

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

      Pension expense for fiscal 2000, 1999 and 1998 includes the following components (000’s omitted):

	2000	1999	1998

Service cost —benefits earned during the period	$1,398	$1,636	$1,446

Interest cost on the projected benefit obligation	1,882	1,733	1,582

Less:

Return on plan assets -

Actual	(359)	(2,205)	(2,494)

Deferred	(2,058)	19	690

	(2,417)	(2,186)	(1,804)

Amortization of transition asset over 17.9 years	(179)	(179)	(179)

Net pension expense	$684	$1,004	$1,045

      The following sets forth changes in the benefit obligation and the plan assets during the year and reconciles the funded status of the pension plan with the amounts recognized in the consolidated balance sheets (000’s omitted):

	2000	1999

Change in benefit obligation:

Benefit obligation at beginning of period	$22,660	$24,599

Service cost	1,398	1,636

Interest cost	1,882	1,733

Actuarial loss (gain)	633	(4,017)

Benefits paid	(1,011)	(956)

Expenses paid	(362)	(335)

Benefit obligation at end of period	$25,200	$22,660

Change in plan assets:

Fair value of plan assets at beginning of year	$25,410	$23,216

Actual return of plan assets	359	2,205

Employer contributions	1,681	1,280

Benefits paid	(1,011)	(956)

Expenses paid	(362)	(335)

Fair value of plan assets at end of year	$26,077	$25,410

Reconciliation of funded status:

Benefit obligation at end of period	$25,200	$22,660

Fair value of plan assets, primarily money market and equity mutual funds	26,077	25,410

Funded status	877	2,750

Unrecognized prior service cost	25	54

Net unrecognized loss (gain)	762	(1,957)

Unamortized transition asset	(698)	(878)

Pension asset (liability) included in accrued liabilities	$966	$(31)

      For both years, the weighted average discount rate used to measure the projected benefit obligation was 8.4%, the rate of increase in future compensation levels was 5.0% and the expected long-term rate of return on plan assets was 9.5%.

      The Company has a defined contribution plan, including features under Section 401(k) of the Internal Revenue Code, which provides retirement benefits to its employees. Eligible employees may contribute up to 17% of their compensation to the plan. The Company provides for a mandatory company match of 10% of employee contributions, and may also make a discretionary matching contribution for each plan year equal to such dollar amount or percentage of employee contributions as determined by the Company’s Board of Directors. Total company matches of $591,000, $534,000 and $757,000 were recorded as expense for 2000, 1999 and 1998, respectively.

      Prior to January 1, 1998, the Company had separate contributory profit-sharing plans for Pearle and AVC employees meeting certain service requirements as defined in the plans. Effective January 1, 1998, eligible employees of Pearle and AVC were permitted to participate in the Company’s defined contribution plan. The Pearle and AVC plans will be merged into the Company’s plan.

      The Company has several Supplemental Executive Retirement Plans that provide for the payment of retirement benefits to participating executives supplementing amounts payable under the Company’s noncontributory defined benefit pension plan. The first plan is an excess benefit plan designed to replace benefits that would otherwise have been payable under the pension plan but that were limited as a result of certain tax law changes. The second plan is a defined contribution plan under which participants receive an annual credit based on a percentage of base salary, subject to vesting requirements. The third plan is a defined benefit plan designed to provide additional retirement benefits for certain management and highly compensated employees. Expenses for these plans for fiscal 2000, 1999 and 1998 were $619,000, $696,000 and $651,000, respectively.

(10) Segment Information

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

      The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1). Performance is evaluated based on operating income from operations before interest, income taxes, and nonrecurring or unusual charges.

      The reportable segments are strategic business units that offer different products and services. They are managed separately as each business requires different technology and marketing strategies. Cole Vision is subject to various state regulations related to the dispensing of prescription eyewear, its relationship with the doctors of optometry and other matters.

      Reported segment revenue, depreciation and amortization, and income or loss, with reconciliations to consolidated amounts are as follows (000’s omitted):

	2000	1999	1998

Net revenue:

Cole Vision	$801,288	$781,840	$807,494

Things Remembered	275,859	258,586	241,947

Consolidated net revenue	$1,077,147	$1,040,426	$1,049,441

Depreciation and amortization:

Cole Vision	$24,831	$26,298	$21,745

Things Remembered	10,260	10,916	10,485

Total segment depreciation and amortization	35,091	37,214	32,230

Corporate	5,084	3,786	1,512

Consolidated depreciation and amortization	$40,175	$41,000	$33,742

Income or loss:

Cole Vision	$20,774	$17,799	$54,267

Things Remembered	25,811	22,706	17,647

Total segment profit	46,585	40,505	71,914

Unallocated amounts:

Restructuring and other unusual items	—	—	(23,120)

Corporate expenses	(13,719)	(11,392)	(6,448)

Consolidated operating income	32,866	29,113	42,346

Interest and other expense, net	(26,214)	(24,448)	(18,724)

Income before income taxes	$6,652	$4,665	$23,622

      Reported segment assets, expenditures for capital additions and systems developments costs and acquisitions of businesses, with reconciliations to consolidated amounts, are as follows (000’s omitted):

	2000	1999	1998

Segment assets:

Cole Vision	$423,707	$418,687	$438,509

Things Remembered	141,484	141,511	132,232

Total segment assets	565,191	560,198	570,741

Elimination of intercompany receivables	(43,949)	(52,917)	(36,440)

Corporate cash and temporary cash investments	26,416	21,024	34,506

Other corporate assets	46,255	59,966	54,037

Consolidated assets	$593,913	$588,271	$622,844

Expenditures for capital additions and systems development costs:

Cole Vision	$31,793	$33,728	$35,793

Things Remembered	11,457	5,709	8,228

Total segment expenditures	43,250	39,437	44,021

Corporate	2,421	29	10,372

Consolidated expenditures	$45,671	$39,466	$54,393

Expenditures for acquisitions of businesses, net of cash acquired

Cole Vision	$—	$2,956	$7,231

      Revenue from external customers of each group of similar products and services is as follows (000’s omitted):

	2000	1999	1998

Sales of optical products and services	$733,410	$724,546	$754,852

Royalties, interest income and initial fees from franchises	21,653	22,361	21,518

Fees from managed vision care programs	46,225	34,933	31,124

Total Cole Vision net revenue	801,288	781,840	807,494

Retail sales of gift merchandise and services	275,859	258,586	241,947

Consolidated net revenue	$1,077,147	$1,040,426	$1,049,441

      The Company operates primarily in the United States. Net revenue attributable to Cole Vision’s Canadian operations was $31.3 million, $28.6 million and $27.5 million in fiscal 2000, 1999 and 1998, respectively. Long-lived assets located in Canada at February 3, 2001, January 29, 2000 and January 30, 1999 totaled $3.4 million, $3.1 million and $2.2 million, respectively. The Company also has an investment in and notes receivable from Pearle Europe (see Note 1).

(11) Commitments

      The Company leases a substantial portion of its facilities including laboratories, office and warehouse space, and retail store locations. These leases generally have initial terms of up to 10 years and often contain renewal options. Certain of the store locations have been sublet to franchisees. In most leases covering retail store locations, additional rents are payable based on store sales. In addition, Cole Vision operates departments in various host stores paying occupancy costs solely as a percentage of sales under agreements containing short-term cancellation clauses. Generally, the Company is required to pay taxes and normal expenses of operating the premises for laboratory, office, warehouse and retail store leases; the host stores pay these expenses for departments operated on a percentage-of-sales basis. The following amounts represent rental expense for fiscal 2000, 1999 and 1998 (000’s omitted):

	2000	1999	1998

Occupancy costs based on sales	$54,854	$52,623	$54,563

All other rental expense	97,369	97,112	92,068

Sublease rental income	(21,354)	(21,672)	(22,606)

	$130,869	$128,063	$124,025

      At February 3, 2001 and January 29, 2000, property under capital leases consisted of $7,127,000 and $7,145,000 in equipment with accumulated amortization of $5,282,000 and $4,186,000 respectively.

      At February 3, 2001, future minimum lease payments and sublease income receipts under noncancelable leases, and the present value of future minimum lease payments for capital leases are as follows (000’s omitted):

		Operating Leases
	Capital
	Leases	Payments	Receipts

2001	$459	$77,881	$(11,943)

2002	87	66,168	(9,171)

2003	—	56,805	(7,164)

2004	—	49,256	(5,449)

2005	—	38,796	(3,681)

2006 and thereafter	—	115,919	(5,998)

Total future minimum lease payments	$546	$404,825	$(43,406)

Amount representing interest	23

Present value of future minimum lease payments	$523

      In fiscal 2000, under a sale and leaseback agreement, the Company received approximately $13.8 million, net of related costs, from the sale of its Cole Vision office facility in Twinsburg, Ohio and leased it back under an eighteen-year lease agreement with two ten-year renewal options. The transaction produced a gain of approximately $4.8 million that was deferred and is being amortized over the eighteen-year lease period.

      In the ordinary course of business, the Company is involved in various legal proceedings. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations or the financial position of the Company.

(12) Quarterly Results of Operations (Unaudited)

      The following is a summary of quarterly financial data for the 53 weeks ended February 3, 2001 and the 52 weeks ended January 29, 2000.

Fiscal 2000

($ in thousands, except per share amounts)

	1st	2nd	3rd	4th
	Quarter(a)	Quarter	Quarter	Quarter

Net revenue	$257,771	$264,663	$255,950	$298,763

Gross margin	171,443	176,682	172,500	200,939

Net income (loss)	(1,356)	452	(605)	3,738

Earnings (loss) per common share:

Basic	(0.09)	0.03	(0.04)	0.24

Diluted	(0.09)	0.03	(0.04)	0.24

Fiscal 1999

($ in thousands, except per share amounts)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter(b)	Quarter(c)

Net revenue	$260,483	$260,918	$251,165	$267,860

Gross margin	172,365	170,036	164,153	171,210

Net income (loss)	3,039	3,998	(2,806)	(2,223)

Earnings (loss) per common share:

Basic	0.20	0.27	(0.19)	(0.15)

Diluted	0.20	0.27	(0.19)	(0.15)

(a)	The first quarter of fiscal 2000 includes a $1.8 million severance charge related to a personnel reduction at Cole Vision.

(b)	The third quarter of fiscal 1999 includes a $4.7 million pretax charge related to the severance of the Company’s former president and several other executives.

(c)	The fourth quarter of fiscal 1999 includes a $2.0 million pretax charge for the closing of 150 optical departments in Montgomery Ward stores.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ON THE FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of Cole National Corporation:

We have audited in accordance with auditing standards generally accepted in the United States the consolidated financial statements of Cole National Corporation and Subsidiaries included in Form 10-K, and have issued our report thereon dated March 26, 2001. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedules are the responsibility of the Company’s management and are presented for purposes of complying with the Securities and Exchange Commission’s rules and are not part of the consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Cleveland, Ohio,
  March 26, 2001.

Schedule I

COLE NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Cole National Corporation
Condensed Balance Sheets
February 3, 2001 and January 29, 2000
(Dollars in millions)

	2000	1999

Assets:

Receivable from subsidiaries	$81.6	$63.7

Investment in subsidiaries	54.4	51.9

Notes and interest receivable from Pearle Europe	11.4	15.4

Property and equipment, net	2.7	11.5

Deferred income tax and other	19.8	17.2

Total assets	$169.9	$159.7

Liabilities and stockholders’ equity:

Accounts payable and accrued expenses	$5.2	$2.5

Long-term debt	10.4	11.3

Other long-term liabilities	4.8	—

Stockholders’ equity	149.5	145.9

Total liabilities and stockholders’ equity	$169.9	$159.7

Schedule I
(continued)

Cole National Corporation
Condensed Statements of Operations and Cash Flows
53 Weeks Ended February 3, 2001,
52 Weeks Ended January 29, 2000 and
52 Weeks Ended January 30, 1999
(Dollars in millions)

	February 3,	January 29,	January 30,
	2001	2000	1999

Revenue —services to affiliates	$3.3	$1.9	$2.7

Operating expenses	4.5	6.7	12.7

Interest and other (income) expenses, net	(1.0)	(0.8)	(1.4)

Pre-tax loss	(0.2)	(4.0)	(8.6)

Income tax provision (benefit)	0.1	(1.1)	(2.6)

Loss before equity in undistributed earnings of subsidiaries	(0.3)	(2.9)	(6.0)

Equity in undistributed earnings of subsidiaries	2.5	4.9	20.3

Net income	2.2	2.0	14.3

Adjustments to reconcile net income to cash provided by (used for) operating activities	1.0	(3.5)	(14.2)

Net cash provided by (used for) operating activities	3.2	(1.5)	0.1

Investing activities:

Advances from (to) affiliates	(17.9)	5.1	21.2

Purchase of property and equipment, net	(2.5)	—	(9.7)

Proceeds from sale/leaseback, net	13.8	—	—

Investment in Pearle Europe, net	4.8	(2.1)	(7.2)

Other	(0.8)	—	—

Net cash provided by (used for) investing activities	(2.6)	3.0	4.3

Financing activities:

Repayment of long-term debt	(0.9)	(1.1)	(0.9)

Common stock repurchased	—	(0.6)	(5.5)

Repayment (issuance) of notes receivable-stock options and awards	(1.3)	0.2	—

Dividends paid	—	(0.2)	—

Net proceeds from exercise of stock options	1.3	0.2	2.0

Other	0.3	—	—

Net cash used for financing activities	(0.6)	(1.5)	(4.4)

Net change in cash	—	—	—

Cash, beginning of period	—	—	—

Cash, end of period	$—	$—	$—

Schedule I
(continued)

Note to Condensed Financial Information of Registrant

      The accompanying financial information of Cole National Corporation is as of February 3, 2001 and January 29, 2000, and for the 53 weeks ended February 3, 2001, and 52 weeks ended January 29, 2000 and January 30, 1999. Cole National Corporation is a holding company for its wholly-owned subsidiaries, including Cole National Group, Inc. and consisted of no other operations.

      This financial information should be read in connection with the Consolidated Financial Statements and notes thereto of Cole National Corporation and subsidiaries, contained on pages elsewhere in this Form 10-K.

Schedule II

Cole National Corporation and Subsidiaries
Valuation and Qualifying Accounts
53 Weeks Ended February 3, 2001,
52 Weeks Ended January 29, 2000 and
52 Weeks Ended January 30, 1999
(Dollars in millions)

		Charges
	Balance at	(Reversals)			Balance
	Beginning	to Cost and			End of
Description	of Period	Expenses	Deductions		Period

February 3, 2001

Allowance for doubtful accounts	$7.6	$4.6	$(4.9	)(A)	$7.3

Franchise repurchase reserve	4.2	0.8	(0.5	)(A)	4.5

January 29, 2000

Allowance for doubtful accounts	$7.2	$4.3	$(3.9	)(A)	$7.6

Franchise repurchase reserve	5.2	0.3	(1.3	)(A)	4.2

Restructuring-

1998 Charge	$6.1	$(0.1)	$(6.0)		$—

1996 Charge	1.0	—	(1.0)		—

January 30, 1999

Allowance for doubtful accounts	$7.1	0.9	$(0.8	)(A)	$7.2

Franchise repurchase reserve	6.7	—	(1.5	)(A)	5.2

Discontinued operation reserve	1.3	—	(1.3	)(B)	—

Restructuring-

1998 Charge	$—	$13.9	$(7.8)		$6.1

1997 Charge	4.8	(2.3)	(2.5)		—

1996 Charge	21.8	(10.0)	(10.8)		1.0

(A)	Receivable balances written off, net of recoveries

(B)	Discontinued operation charges taken against the reserve

Reserve balances presented in the Notes to Consolidated Financial Statements are represented on this schedule.

EXHIBIT INDEX

Exhibit
Number	Description

3.1(i)	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 (i) of Cole National Corporation’s Annual Report on Form 10-K for the year ended February 3, 1996 (File No. 1-12814).

3.1(ii)	Certificate of Amendment of the Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1(ii) to Cole National Corporation’s Annual Report on Form 10-K for the period ended January 31, 1998 (File No. 1-12814).

3.2(ii)	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.2(ii) of Cole National Corporation’s Annual Report on Form 10-K for the year ended February 3, 1996 (File No. 1-12814).

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3.3 of Cole National Corporation’s Annual Report on Form 10-K for the year ended February 3, 1996 (File No. 1-12814).

4.1	Indenture dated November 15, 1996, by and among Cole National Group, Inc. and Norwest Bank Minnesota, National Association, as trustee, relating to the 9-7/8% Senior Subordinated Notes Due 2006 (the form of which Senior Subordinated Note is included in such Indenture), incorporated by reference to Exhibit 4.1 of Cole National Corporation’s Report on Form 8-K, filed with the Commission on December 2, 1996 (File No. 1-12814).

4.2	Indenture dated August 22, 1997, between Cole National Group, Inc. and Norwest Bank Minnesota, National Association, as Trustee, relating to the 8-5/8% Senior Subordinated Notes Due 2007, incorporated by reference to Exhibit 4.4 of Cole National Group, Inc.’s Registration Statement on Form S-1 (Registration No. 333-34963).

4.3	Rights Agreement dated as of November 22, 1999 by and between Cole National Corporation and National City Bank, as Rights Agent, incorporated by reference to Exhibit 4.3 of Cole National Corporation’s Annual Report on Form 10-K for the period ended January 29, 2000 (File No. 1-12814).

4.4	Cole National Corporation by this filing agrees, upon request, to file with the Commission the instruments defining the rights of holders of long-term debt of Cole National Corporation and its subsidiaries where the total amount of securities authorized thereunder does not exceed 10% of the total assets of Cole National Corporation and its subsidiaries on a consolidated basis.

10.1*	Employment Agreement entered into as of December 17, 1998 by and among Cole National Corporation, Cole National Group, Inc., Cole Vision Corporation, Pearle, Inc., Things Remembered, Inc. and Jeffrey A. Cole, incorporated by reference to Exhibit 10.1 to Cole National Corporation’s Annual Report on Form 10-K for the year ended January 30, 1999 (File No. 1-12814).

10.2*	Agreement dated March 27, 1993 between Cole National Corporation and Joseph Gaglioti regarding termination of employment, incorporated by reference to Exhibit 10.8 to CNG’s Registration Statement on Form S-1 (Registration No. 33-66342).

10.3*	1992 Management Stock Option Plan, including forms of Nonqualified Stock Option Agreement (Time Vesting) and Nonqualified Stock Option Agreement (Performance Option), as amended, and forms of promissory notes and pledge agreements, incorporated by reference to Exhibit 10.11 to Cole National Group, Inc.’s Registration Statement on Form S-1 (Registration No. 33-66342).

10.4*	Cole National Corporation 1993 Management Stock Option Plan, including forms of Nonqualified Stock Option Agreement (1993 Time Vesting) and form of secured promissory notes and stock pledge agreement, incorporated by reference to Exhibit 10.29 to Cole National Group, Inc.’s Registration Statement on Form S-1 (Registration No. 33-66342).

EXHIBIT INDEX

Exhibit
Number	Description

10.5*	Form of Option Agreement for Directors of the Company, incorporated by reference to Exhibit 10.41 to Cole National Corporation’s Registration Statement on Form S-1 (Registration No. 33-74228).

10.6*	Amended and Restated Nonqualified Stock Option Plan for Nonemployee Directors, incorporated by reference to Exhibit A to Cole National Corporation’s Proxy Statement for the 1997 Annual Meeting (File No. 1-12814).

10.7*	Form of Nonqualified Stock Option Agreement for Nonemployee Directors, incorporated by reference to Exhibit 10.9 of Cole National Corporation’s Annual Report on Form 10-K for the year ended February 3, 1996 (File No. 1-12814).

10.8*	Cole National Corporation 1996 Management Stock Option Plan, including forms of Nonqualified Stock Option Agreement (1996 Time Vesting), incorporated by reference to Exhibit 10.10 of Cole National Corporation’s Annual Report on Form 10-K for the year ended February 3, 1996 (File No. 1-12814).

10.9*	Management Incentive Bonus Program, incorporated by reference to Exhibit 10.11 to Cole National Corporation’s Annual Report on Form 10-K for the period ended January 31, 1998 (File No. 1-12814).

10.10*	Form of Nonqualified Stock Option Agreement (1997 Time Vesting), incorporated by reference to Exhibit 10.12 to Cole National Corporation’s Annual Report on Form 10-K for the period ended January 31, 1998 (File No. 1-12814).

10.11*	Executive Life Insurance Plan of Cole National Corporation, incorporated by reference to Exhibit 10.12 to Cole National Group, Inc.’s Registration Statement on Form S-1 (Registration No. 33-66342).

10.12*	Medical Expense Reimbursement Plan of Cole National Corporation effective as of February 1, 1992, incorporated by reference to Exhibit 10.13 to Cole National Group, Inc.’s Registration Statement on Form S-1 (Registration No. 33-66342).

10.13	Agreement for the Allocation of Federal Income Tax Liability and Benefits among Members of the Parent Group dated August 23, 1985, as amended, incorporated by reference to Exhibit 10.26 to Cole National Group, Inc.’s Registration Statement on Form S-1 (Registration No. 33-66342).

10.14	Assignment and Assumption Agreement dated as of September 30, 1993 between the Company and Cole National Group, incorporated by reference to Exhibit 10.24 of Cole National Corporation’s Annual Report on Form 10-K for the year ended February 3, 1996 (File No. 1-12814).

10.15	Form of Lease Agreement Finite 19518 dated as of December 29, 1988 between Sears, Roebuck and Co. and Cole Vision Corporation, incorporated by reference to Exhibit 10.23 to Cole National Group, Inc.’s Registration Statement on Form S-1 (Registration No. 33-66342).

10.16	Form of License Agreement (Optical), incorporated by reference to Exhibit 10.24 to Cole National Group, Inc.’s Registration Statement on Form S-1 (Registration No. 33-66342).

10.17	Form of License/Lease Agreement (Optical), incorporated by reference to Exhibit 10.25 to Cole National Group, Inc.’s Registration Statement on Form S-1 (Registration No. 33-66342).

10.18	Form of Indemnification Agreement for Directors of Cole National Corporation, incorporated by reference to Exhibit 10.19 to Cole National Group, Inc.’s Registration Statement on Form S-1 (Registration No. 33-66342).

10.19	Form of Indemnification Agreement for Officers of Cole National Corporation, incorporated by reference to Exhibit 10.20 to Cole National Group, Inc.’s Registration Statement on Form S-1 (Registration No. 33-66342).

EXHIBIT INDEX

Exhibit
Number	Description

10.20*	Supplemental Retirement Benefit Plan of Cole National Corporation, incorporated by reference to Exhibit 10.38 to Cole National Corporation’s Registration Statement on Form S-1 (Registration No. 33-74228).

10.21*	Supplemental Pension Plan of Cole National Corporation, incorporated by reference to Exhibit 10.48 to Cole National Corporation’s Registration Statement on Form S-1 (Registration No. 33-74228).

10.22	Warrant Agreement dated as of September 25, 1990 between Cole National Corporation and the purchasers named therein, incorporated by reference to Exhibit 10.36 to Cole National Corporation’s Registration Statement on Form S-1 (Registration No. 33-74228).

10.23	Credit Agreement, dated as of November 15, 1996, among Cole Vision Corporation, Things Remembered, Inc., Cole Gift Centers, Inc., Pearle, Inc. and Pearle Service Corporation and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 99.1 of Cole National Corporation’s Report on Form 8-K, filed with the Commission on December 2, 1996 (File No. 1-12814).

10.24	First Amendment to the Credit Agreement, dated as of January 13, 1997, among Cole Vision Corporation, Things Remembered, Inc., Cole Gift Centers, Inc., Pearle, Inc., and Pearle Service Corporation and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.33 of Cole National Group, Inc.’s Registration Statement on Form S-1 (Registration No. 333-34963).

10.25	Second Amendment to Credit Agreement, dated as of August 8, 1997, among Cole Vision Corporation, Things Remembered, Inc., Cole Gift Centers, Inc., Pearle, Inc. and Pearle Service Corporation and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.34 of the Cole National Group, Inc.’s Registration Statement on Form S-1 (Registration No. 333-34963).

10.26	Cole National Group, Inc. Guarantee and Cash Collateral Agreement, dated as of November 15, 1996, by Cole National Group and Cole National Corporation, incorporated by reference to Exhibit 99.3 of Cole National Corporation’s Report on Form 8-K, filed with the Commission on December 2, 1996 (File No. 1-12814).

10.27	Guarantee and Collateral Agreement dated as of November 15, 1996, by Cole Vision Corporation, Things Remembered, Inc., Cole Gift Centers, Inc., Pearle, Inc. and Pearle Service Corporation and Canadian Imperial Bank of Commerce, Incorporated by reference to Exhibit 99.4 of Cole National Corporation’s Report on Form 8-K, filed with the Commission on December 2, 1996 (File No. 1-12814).

10.28*	Form of Cole National Corporation 401(k) Savings Plan, incorporated by reference to Exhibit 4.1 of Cole National Corporation’s Registration Statement on Form S-8, filed with the Commission on November 20, 1997 (Registration No. 333-40609).

10.29*	Agreement, dated August 4, 1997, between the Company and Leslie D. Dunn regarding termination of employment, incorporated by reference to Exhibit 10.37 of Cole National Group, Inc.’s Registration Statement on Form S-1 (Registration No. 333-34963).

10.30*	Form of Cole National Corporation Non Qualified Stock Option Agreement (Nonemployee Directors), incorporated by reference to Exhibit 10.5 of Cole National Corporation’s Quarterly Report on Form 10-Q for the period ended August 2, 1997 (File No. 1-12814).

10.31*	Form of Cole National Corporation Nonemployee Director Equity and Deferred Compensation Plan, incorporated by reference to Exhibit B to Cole National Corporation’s definitive Proxy Statement dated May 6, 1997 (File No. 1-12814).

10.32*	Form of Cole National Corporation Nonemployee Director Equity and Deferred Compensation Plan Participation Agreement Plan Year 1997, incorporated by reference to Exhibit 10.7 of Cole National Corporation’s Quarterly Report on Form 10-Q for the period ended August 2, 1997 (File No. 1-12814).

EXHIBIT INDEX

Exhibit
Number	Description

10.33*	Form of Cole National Corporation’s Amended 1998 Equity and Performance Incentive Plan, incorporated by reference to Annex B to Cole National Corporation’s definitive Proxy Statement dated May 1, 1998 (File No. 1-12814).

10.34	Third Amendment to the Credit Agreement, dated as of May 15, 1998, among Cole Vision Corporation and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.1 of Cole National Corporation’s Quarterly Report on Form 10-Q for the period ended May 2, 1998 (File No. 1-12814).

10.35	Fourth Amendment to the Credit Agreement, dated as of March 5, 1999, among Cole Vision Corporation, Things Remembered, Inc. and Pearle, Inc., and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.45 of Cole National Corporation’s Annual Report on Form 10-K for the period ended January 30, 1999 (File No. 1-12814).

10.36*	Nonqualified Stock Option Agreement between Cole National Corporation and Jeffrey A. Cole dated as of December 17, 1998, incorporated by reference to Exhibit 10.46 of Cole National Corporation’s Annual Report on Form 10-K for the period ended January 30, 1999 (File No. 1-12814).

10.37*	Form of Nonqualified Stock Option Agreement for Executive Officers under the Cole National Corporation 1998 Equity Performance and Incentive Plan, incorporated by reference to Exhibit 10.48 of Cole National Corporation’s Annual Report on Form 10-K for the period ended January 30, 1999 (File No. 1-12814).

10.38*	Restricted Stock Agreement between Cole National Corporation and Jeffrey A. Cole dated as of December 17, 1998, incorporated by reference to Exhibit 10.49 of Cole National Corporation’s Annual Report on Form 10-K for the period ended January 30, 1999 (File No. 1-12814).

10.39*	Cole National Group, Inc. 1999 Supplemental Retirement Benefit Plan dated as of December 17, 1998, incorporated by reference to Exhibit 10.51 of Cole National Corporation’s Annual Report on Form 10-K for the period ended January 30, 1999 (File No. 1-12814).

10.40*	Instrument Designating Participants of the Cole National Group, Inc. 1999 Supplemental Retirement Benefit Plan dated December 17, 1998, incorporated by reference to Exhibit 10.52 of Cole National Corporation’s Annual Report on Form 10-K for the period ended January 30, 1999 (File No. 1-12814).

10.41*	Cole National Group, Inc. Deferred Compensation Plan effective as of February 1, 1999, incorporated by reference to Exhibit 10.53 of Cole National Corporation’s Annual Report on Form 10-K for the period ended January 30, 1999 (File No. 1-12814).

10.42*	Amendment No. 1, dated as of December 17, 1998, to the Cole National Group, Inc. Supplemental Pension Plan, incorporated by reference to Exhibit 10.54 of Cole National Corporation’s Annual Report on Form 10-K for the period ended January 30, 1999 (File No. 1-12814).

10.43	Fifth Amendment to the Credit Agreement, dated as of August 20, 1999, among Cole Vision Corporation, Things Remembered, Inc. and Pearle, Inc., and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.1 of Cole National Corporation’s Quarterly Report on Form 10-Q for the period ended July 31, 1999 (File No. 1-12814).

10.44	Sixth Amendment and Waiver to the Credit Agreement, dated as of March 7, 2000, among Cole Vision Corporation, Things Remembered, Inc. and Pearle, Inc., and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.50 of Cole National Corporation’s Annual Report on Form 10-K for the period ended January 29, 2000 (File No. 1-12814).

10.45	Cole National Corporation Guarantee, in favor of Canadian Imperial Bank of Commerce, dated as of March 7, 2000, among Cole Vision Corporation, Things Remembered, Inc. and Pearle, Inc., incorporated by reference to Exhibit 10.51 of Cole National Corporation’s Annual Report on Form 10-K for the period ended January 29, 2000 (File No. 1-12814).

EXHIBIT INDEX

Exhibit
Number	Description

10.46*	Employment Agreement entered into as of January 18, 2000 by and among Cole National Corporation and Larry Pollock, incorporated by reference to Exhibit 10.52 of Cole National Corporation’s Annual Report on Form 10-K for the period ended January 29, 2000 (File No. 1-12814).

10.47*	Restricted Stock Agreement between Cole National Corporation and Larry Pollock dated as of January 18, 2000, incorporated by reference to Exhibit 10.53 of Cole National Corporation’s Annual Report on Form 10-K for the period ended January 29, 2000 (File No. 1-12814).

10.48*	Nonqualified Stock Option Agreement #1 between Cole National Corporation and Larry Pollock dated as of January 18, 2000, incorporated by reference to Exhibit 10.54 of Cole National Corporation’s Annual Report on Form 10-K for the period ended January 29, 2000 (File No. 1-12814).

10.49*	Nonqualified Stock Option Agreement #2 between Cole National Corporation and Larry Pollock dated as of January 18, 2000, incorporated by reference to Exhibit 10.55 of Cole National Corporation’s Annual Report on Form 10-K for the period ended January 29, 2000 (File No. 1-12814).

10.50	Standstill Agreement, dated as of November 22, 1999, by and between Cole National Corporation and HAL International N.V., incorporated by reference to Exhibit 10.56 of Cole National Corporation’s Annual Report on Form 10-K for the period ended January 29, 2000 (File No. 1-12814).

10.51*	Agreement dated December 22, 1999 between Cole National Corporation and William P. Lahiff, Jr., regarding termination of employment, incorporated by reference to Exhibit 10.57 of Cole National Corporation’s Annual Report on Form 10-K for the period ended January 29, 2000 (File No. 1-12814).

10.52*	Letter Agreement dated as of December 22, 1999 between Cole National Corporation and William P. Lahiff, Jr., incorporated by reference to Exhibit 10.58 of Cole National Corporation’s Annual Report on Form 10-K for the period ended January 29, 2000 (File No. 1-12814).

10.53*	Letter agreement dated March 23, 2000 between Cole National Corporation and Thomas T.S. Kaung, incorporated by reference to Exhibit 10.60 of Cole National Corporation’s Annual Report on Form 10-K for the period ended January 29, 2000 (File No. 1-12814).

10.54*	Agreement dated March 23, 2000 between Cole National Corporation and Thomas T.S. Kaung regarding termination of employment, incorporated by reference to Exhibit 10.61 of Cole National Corporation’s Annual Report on Form 10-K for the period ended January 29, 2000 (File No. 1-12814).

10.55*	Nonqualified Stock Option Agreement (Grant #1) between Cole National Corporation and Thomas T.S. Kaung dated as of March 23, 2000, incorporated by reference to Exhibit 10.62 of Cole National Corporation’s Annual Report on Form 10-K for the period ended January 29, 2000 (File No. 1-12814).

10.56*	Nonqualified Stock Option Agreement (Grant #2) between Cole National Corporation and Thomas T. S. Kaung dated as of March 23, 2000, incorporated by reference to Exhibit 10.63 of Cole National Corporation’s Annual Report on Form 10-K for the period ended January 29, 2000 (File No. 1-12814).

10.57*	Form of Cole National Corporation’s 1999 Employee Stock Purchase Plan, incorporated by reference of Annex A of Cole National Corporation’s definitive Proxy Statement dated May 3, 1999 (File No. 1-2814).

10.58*	Instrument Designating Participant of the Cole National Group, Inc. 1999 Supplemental Retirement Benefit Plan dated January 1, 2000, incorporated by reference to Exhibit 10.66 of Cole National Corporation’s Annual Report on Form 10-K for the period ended January 29, 2000 (File No. 1-12814).

10.59*	Addendum to Employment Agreement dated June 4, 1999 among Jeffrey A. Cole, Cole National Corporation and certain of its subsidiaries, incorporated by reference to Exhibit 10.67 of Cole National Corporation’s Annual Report on Form 10-K for the period ended January 29, 2000 (File No. 1-12814).

EXHIBIT INDEX

Exhibit
Number	Description

10.60*	Split-Dollar Agreement dated as of June 4, 1999 between Cole National Corporation and Jo Merrill, as Trustee of the Jeffrey A. Cole Insurance Trust, incorporated by reference to Exhibit 10.68 of Cole National Corporation’s Annual Report on Form 10-K for the period ended January 29, 2000 (File No. 1-12814).

10.61	Seventh Amendment to the Credit Agreement, dated as of April 21, 2000, among Cole Vision Corporation, Things Remembered, Inc. and Pearle, Inc., and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.69 of Cole National Corporation’s Annual Report on Form 10-K for the period ended January 29, 2000 (File No. 1-12814).

10.62	Eighth Amendment to the Credit Agreement, dated as of June 9, 2000 among Cole Vision Corporation, Things Remembered, Inc., and Pearle, Inc. and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.1 of Cole National Corporation’s Quarterly Report on Form 10-Q for the period ended July 29, 2000 (File No. 1-12814).

10.63*	Secured Promissory Note between Cole National Corporation and Jeffrey A. Cole as of November 17, 2000, incorporated by reference to Exhibit 10.1 of Cole National Corporation’s Quarterly Report on Form 10-Q for the period ended October 28, 2000 (File No. 1-12814).

10.64*	Stock Pledge and Security Agreement between Cole National Corporation and Jeffrey A. Cole dated as of November 17, 2000, incorporated by reference to Exhibit 10.2 of Cole National Corporation’s Quarterly Report on Form 10-Q for the period ended October 28, 2000 (File No. 1-12814).

10.65*	Amended and Restated 1999 Broad-Based Employee Stock Option Plan, incorporated by reference to Cole National Corporation’s Registration Statement on Form S-8 (Registration No. 333-822714).

21	Subsidiaries of Cole National Corporation.

23.1	Consent of Independent Public Accountants

24	Power(s) of Attorney.

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K.