Form 10-Q
period 2001-05-05
COLE NATIONAL CORP /DE/
filed 2001-06-14
CIK 769644

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 5, 2001 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      X   YES         NO

As of May 31, 2001, 15,696,846 shares of the registrant’s common stock were outstanding.

COLE NATIONAL CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MAY 5, 2001
INDEX

			Page No.

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheets as of May 5, 2001 and February 3, 2001	1

		Consolidated Statements of Operations for the 13 weeks ended May 5, 2001 and April 29, 2000	2

		Consolidated Statements of Cash Flows for the 13 weeks ended May 5, 2001 and April 29, 2000	3

		Notes to Consolidated Financial Statements	4

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	8

PART II.	OTHER INFORMATION

	Item 6.	Exhibits and Reports on Form 8-K	9

COLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	May 5,	February 3,
	2001	2001

Assets

Current assets:

Cash and cash equivalents	$35,484	$36,725

Accounts receivable, less allowance for doubtful accounts of $7,011 and $7,348, respectively	38,362	40,505

Current portion of notes receivable	5,097	5,097

Inventories	129,784	122,238

Refundable income taxes	547	1,237

Prepaid expenses and other	12,872	15,188

Deferred income tax benefits	2,177	2,177

Total current assets	224,323	223,167

Property and equipment, at cost	272,390	275,241

Less — accumulated depreciation and amortization	(150,550)	(149,543)

Total property and equipment, net	121,840	125,698

Notes receivable, excluding current portion, less reserves for uncollectible amounts of $4,585 and $4,537, respectively	16,279	18,000

Deferred income taxes and other assets	75,141	75,460

Intangible assets, net	150,117	151,588

Total assets	$587,700	$593,913

Liabilities and Stockholders’ Equity

Current liabilities:

Current portion of long-term debt	$355	$452

Accounts payable	49,418	56,505

Accrued interest	7,333	6,736

Accrued liabilities	77,112	76,646

Accrued income taxes	3,810	3,458

Total current liabilities	138,028	143,797

Long-term debt, net of discount and current portion	284,254	284,286

Other long-term liabilities	16,100	16,280

Stockholders’ equity	149,318	149,550

Total liabilities and stockholders’ equity	$587,700	$593,913

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

COLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands)

	Thirteen Weeks Ended

	May 5,	April 29,
	2001	2000

Net revenue	$270,291	$257,771
Costs and expenses:

Cost of goods sold	87,116	86,328

Operating expenses	166,098	158,343

Depreciation and amortization	9,873	10,002

Total costs and expenses	263,087	254,673

Operating income	7,204	3,098

Interest and other (income) expense:

Interest expense	7,058	7,060

Interest and other income	(1,287)	(950)

Total interest and other (income) expense, net	5,771	6,110

Income (loss) before income taxes	1,433	(3,012)

Income tax provision (benefit)	788	(1,656)

Net income (loss)	$645	$(1,356)

Earnings (loss) per share:

Basic	$0.04	$(0.09)

Diluted	$0.04	$(0.09)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

COLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Thirteen Weeks Ended

	May 5,	April 29,
	2001	2000

Cash flows from operating activities:

Net income (loss)	$645	$(1,356)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	9,873	10,002

Non-cash interest, net	172	(514)

Gain on sale of fixed assets	(683)	—

Increases (decreases) in cash resulting from changes in operating assets and liabilities:

Accounts and notes receivable, prepaid expenses and other assets	5,451	861

Inventories	(7,546)	(3,615)

Accounts payable, accrued liabilities and other liabilities	(6,703)	(480)

Accrued interest	597	571

Accrued, refundable and deferred income taxes	1,042	(1,615)

Net cash provided by operating activities	2,848	3,854

Cash flows from investing activities:

Purchases of property and equipment, net	(5,933)	(9,099)

Proceeds from sale of fixed assets, net	4,712	—

Systems development costs	(2,107)	(1,823)

Investment in Pearle Europe, net	—	496

Other, net	(105)	56

Net cash used for investing activities	(3,433)	(10,370)

Cash flows from financing activities:

Repayment of long-term debt	(154)	(419)

Net proceeds from exercise of stock options	43	—

Net issuance of notes receivable — stock options and awards	(345)	(1,128)

Payment of deferred financing fees	—	(188)

Other, net	(200)	(195)

Net cash used for financing activities	(656)	(1,930)

Cash and cash equivalents:

Net decrease during the period	(1,241)	(8,446)

Balance, beginning of the period	36,725	28,953

Balance, end of the period	$35,484	$20,507

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

      The accompanying consolidated financial statements have been prepared without audit and certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted, although management believes that the disclosures herein are adequate to make the information not misleading. Results for interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended February 3, 2001.

      In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of May 5, 2001 and the results of operations and cash flows for the 13 weeks ended May 5, 2001 and April 29, 2000.

Inventories

      The accompanying interim consolidated financial statements have been prepared without physical inventories.

Cash Flows

      Net cash flows from operating activities reflect net cash receipts for income taxes and payments for interest of ($285,000) and $6,156,000, respectively, for the 13 weeks ended May 5, 2001, and ($61,000) and $6,224,000, respectively, for the 13 weeks ended April 29, 2000.

Earnings Per Share

      Earnings per share for the 13 weeks ended May 5, 2001 and April 29, 2000 have been calculated based on the following weighted average number of common shares and equivalents outstanding:

	2001	2000

Basic	15,694,224	15,518,812

Diluted	15,796,732	15,518,812

Total Other Comprehensive Loss

      Total other comprehensive loss for the 13 weeks ended May 5, 2001 and April 29, 2000 is as follows (000’s omitted):

	13 Weeks Ended

	May 5,	April 29,
	2001	2000

Net income (loss)	$645	$(1,356)

Cumulative translation loss, net	(877)	(1,813)

Total other comprehensive loss	$(232)	$(3,169)

(2) Segment Information

Information on the Company’s reportable segments is as follows (000’s omitted):

	13 Weeks Ended

	May 5,	April 29,
	2001	2000

Net revenue:

Cole Vision	$216,381	$207,115

Things Remembered	53,910	50,656

Consolidated net revenue	$270,291	$257,771

Operating income (loss):

Cole Vision	$11,379	$9,443

Things Remembered	(1,068)	(2,378)

Total segment operating income	10,311	7,065

Unallocated amounts:

Corporate expenses	(3,107)	(3,967)

Consolidated operating income	7,204	3,098

Interest and other income, net	(5,771)	(6,110)

Income (loss) before income taxes	$1,433	$(3,012)

(3) Reclassifications

      Certain prior year amounts have been reclassified to conform to the current year presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following is a discussion of certain factors affecting the Company’s results of operations for the 13 week periods ended May 5, 2001 and April 29, 2000 (the Company’s first quarter) and its liquidity and capital resources. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this filing and the audited financial statements for the fiscal year ended February 3, 2001 included in the annual report on Form 10-K.

      Fiscal years end on the Saturday closest to January 31 and are identified according to the calendar year in which they begin. For example, the fiscal year ended February 3, 2001 is referred to as “fiscal 2000.” The current fiscal year, which will end February 2, 2002, is referred to as “fiscal 2001.”

Results of Operations

      The following table sets forth certain operating information for the first quarter fiscal 2001 and fiscal 2000 (dollars in millions):

	First Quarter

	2001	2000	Change

Net revenue

Cole Vision	$216.4	$207.1	4.5%

Things Remembered	53.9	50.7	6.4

Total net revenue	$270.3	$257.8	4.9%

Gross margin	$183.2	$171.4	6.8%

Operating expenses	166.1	158.3	4.9

Depreciation and amortization	9.9	10.0	(1.3)

Operating income	$7.2	$3.1	132.5%

Percentage of net revenue:

Gross margin	67.8%	66.5%	1.3

Operating expenses	61.4	61.4	—

Depreciation and amortization	3.7	3.9	(0.2)

Operating income	2.7%	1.2%	1.5

Number of retail locations at the end of the period:

Cole Licensed Brands	1,186	1,078

Pearle company-owned	438	447

Pearle franchised	421	421

Total Cole Vision	2,045	1,946

Things Remembered	781	791

Total Cole National	2,826	2,737

      The increase in consolidated net revenue for the first quarter was primarily attributable to increases in comparable store sales at Cole Vision, an increase in the number of Target Optical locations, additional managed vision care revenue and a shift in the calendar that benefited gift sales at Things Remembered. Changes in comparable store sales by business compared to the same period a year ago were:

First Quarter

Cole Licensed Brands (U.S.)	4.9%

Pearle company-owned (U.S.)	1.2%

Total Cole Vision	2.7%

Things Remembered	0.1%

Total Cole National	2.1%

Pearle U.S. franchise stores	(1.9)%

Pearle U.S. chain-wide	(0.5)%

      At Cole Licensed Brands, the first quarter comparable store sales increase reflected an increase in both the number of transactions and the average spectacle selling price. Sales at Target Optical locations opened since the first quarter 2000 provided an additional $3.4 million of net revenue. At Pearle, the first quarter company-owned comparable store sales were driven by the average spectacle selling price as a result of not repeating a “50% off frame” promotion that ran during the entire first quarter of fiscal 2000. At Things Remembered, comparable store sales were flat, in part from not repeating February 2000’s aggressive merchandise clearance promotion and from the general slowdown in mall traffic. However, the average selling price increased as a result of sales of new merchandise at higher average unit retails, more personalization and not repeating last year’s promotion. The $3.2 million increase in total revenue at Things Remembered resulted primarily from a calendar shift due to last year’s 53rd week causing the first quarter of fiscal 2001 to end one week closer to Mothers Day, an important gift giving occasion.

      The gross margin dollar increase for the first quarter resulted from improvements in net revenue and gross margin rate at both Cole Vision and Things Remembered. The gross margin rate at Cole Vision improved 1.1 percentage points compared to the first quarter 2000. The primary causes for the improvement were the increased average spectacle selling price at Cole Licensed Brands and Pearle, and the additional revenue from managed vision care. The gross margin rate at Things Remembered increased 1.8 percentage points compared to first quarter 2000 reflecting the improvement in average selling price due in part to not repeating last year’s aggressive clearance promotion.

      The increase in operating expenses for the first quarter was primarily due to costs incurred to support the increase in net revenue and the Target Optical expansion. Operating expenses as a percentage of net revenue were essentially flat between years. However, first quarter 2000 included a $1.8 million charge for severance costs recorded in connection with a headcount reduction at Cole Vision. Excluding last year’s severance charge, operating expenses as a percentage of net revenue increased 0.7 percentage points for the first quarter of 2001. The increase in operating expenses as a percentage of net revenue was primarily attributable to a 1.0 percentage point increase in payroll costs and a 0.2 percentage point increase in store occupancy costs partially offset by improved leverage in systems costs and other operating expenses. The increase in payroll as a percentage of net revenue reflected additional payroll costs incurred for training, improving customer satisfaction and selling and for the Target Optical expansion. The leverage loss in store occupancy costs was also a result of the Target Optical expansion.

      The increase in operating income was primarily attributable to the increase in net revenues and gross margin rates at both Cole Vision and Things Remembered, and to the severance charge included in fiscal 2000 results, which are discussed above. During the first quarter of fiscal 2001, 22 Target Optical locations were opened, bringing the total number to 139. The Company’s profit improvement for the first quarter was achieved after absorbing the increased losses from the continued expansion of Target Optical. While progress is being made, there is still much work to be done to build this start-up into an efficient and profitable chain.

      The decrease in interest and other (income) expense, net, was primarily the result of a $0.7 million gain from the sale of a Dallas facility no longer needed for Pearle’s operations. An income tax provision (benefit) was recorded in the first quarter of fiscal 2001 and fiscal 2000 using the Company’s estimated annual effective tax rate of 55%.

Liquidity and Capital Resources

      The Company’s primary source of liquidity is funds provided from operations of its operating subsidiaries. In addition, its wholly owned subsidiary, Cole National Group, Inc., and its operating subsidiaries have a working capital commitment ranging from $50.0 million to $75.0 million based on Cole National Group’s current debt leverage ratio as described in the credit facility. As of May 5, 2001, the total commitment was $50.0 million and availability under the credit facility totaled $39.5 million, after reduction for commitments under outstanding letters of credit. The Company expects the total commitment will be increased to $75.0 million in the second quarter. There were no working capital borrowings outstanding at any time during the first quarter of fiscal 2001 or the first quarter of fiscal 2000. Cole National Group and its principal operating subsidiaries were in compliance with all credit facility covenants at May 5, 2001.

      Operations for the first quarter provided $2.8 million of cash in fiscal 2001 compared to $3.9 million in fiscal 2000. The primary reasons for the $1.1 million decrease in cash provided by operations were the changes in operating assets and liabilities during the first quarter of fiscal 2001 as compared to fiscal 2000. An increased use of funds for inventories, accounts payable and accrued liabilities in fiscal 2001 was partially offset with funds provided by a larger decrease in accounts and notes receivable in fiscal 2001 and the change in accrued, refundable and deferred income taxes versus a year ago.

      Cash used for investing activities included capital additions of $5.9 million and $9.1 million for the first quarter of fiscal 2001 and fiscal 2000, respectively. The majority of capital expenditures were for store fixtures, equipment and leasehold improvements for new stores including the Target Optical expansion and the remodeling of existing stores. Net proceeds from the sale of the Dallas facility provided $4.7 million of cash flow. Investments in systems development costs totaled $2.1 million and $1.8 million in the first quarter of fiscal 2001 and fiscal 2000, respectively.

      The Company believes that funds provided from operations, along with funds available under the credit facility, will provide adequate sources of liquidity to allow its operating subsidiaries to continue to expand the number of stores and to fund capital expenditures and systems development costs.

Forward-Looking Information

      Certain sections of this Form 10-Q Report, including this Management’s Discussion and Analysis, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those forecasted due to a variety of factors that can adversely affect the Company’s operating results, liquidity and financial condition such as risks associated with the timing and achievement of improvements in the operations of the optical business, the success of new store openings and the rate at which new stores achieve profitability, the Company’s ability to select, stock and price merchandise attractive to customers, success of systems development and integration, competition in the optical industry, integration of acquired businesses, economic and weather factors affecting consumer spending, operating factors affecting customer satisfaction, including manufacturing quality of optical and engraved goods, the Company’s relationship with host stores and franchisees, the mix of goods sold, pricing and other competitive factors, and the seasonality of the business. Forward-looking statements are made based upon management’s expectations and beliefs concerning future events impacting Cole National Corporation. All forward-looking statements involve risk and uncertainty.

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

None.

(b)	Reports on Form 8-K

None.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to the signed on its behalf by the undersigned, thereunto duly authorized.

COLE NATIONAL CORPORATION

By:	/s/ William P. Lahiff, Jr.

William P. Lahiff, Jr.
Senior Vice President and Controller
(Duly Authorized Officer and Principal Accounting Officer)

Date: June 14, 2001