Form 10-Q
period 2001-08-04
COLE NATIONAL CORP /DE/
filed 2001-09-18
CIK 769644

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 4, 2001, or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. _X_ YES ___ NO

As of August 31, 2001, 15,885,649 shares of the registrant’s common stock were outstanding.

COLE NATIONAL CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED AUGUST 4, 2001
INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of August 4, 2001 and February 3, 2001	1

	Consolidated Statements of Operations for the 13 and 26 weeks ended August 4, 2001 and July 29, 2000	2

	Consolidated Statements of Cash Flows for the 26 weeks ended August 4, 2001 and July 29, 2000	3

	Notes to Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	10

PART II.	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 6.	Exhibits and Reports on Form 8-K	12

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

COLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	August 4,	February 3,
	2001	2001

Assets

Current assets:

Cash and cash equivalents	$34,523	$36,725

Accounts receivable, less allowance for doubtful accounts of $6,534 and $7,348, respectively	38,720	40,505

Current portion of notes receivable	4,366	5,097

Inventories	130,346	122,238

Refundable income taxes	547	1,237

Prepaid expenses and other	15,553	15,188

Deferred income tax benefits	2,207	2,177

Total current assets	226,262	223,167

Property and equipment, at cost	284,164	275,241

Less — accumulated depreciation and amortization	(154,796)	(149,543)

Total property and equipment, net	129,368	125,698

Notes receivable, excluding current portion, less reserves for uncollectible amounts of $3,945 and $4,537, respectively	19,422	18,000

Deferred income taxes and other assets	78,748	75,460

Intangible assets, net	148,680	151,588

Total assets	$602,480	$593,913

Liabilities and Stockholders’ Equity

Current liabilities:

Current portion of long-term debt	$207	$452

Accounts payable	56,801	56,505

Accrued interest	6,418	6,736

Accrued liabilities	81,827	76,646

Accrued income taxes	5,301	3,458

Total current liabilities	150,554	143,797

Long-term debt, net of discount and current portion	284,269	284,286

Other long-term liabilities	15,923	16,280

Stockholders’ equity	151,734	149,550

Total liabilities and stockholders’ equity	$602,480	$593,913

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

COLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	August 4,	July 29,	August 4,	July 29,
	2001	2000	2001	2000

Net revenue	$273,348	$264,663	$543,639	$522,434

Costs and expenses:

Cost of goods sold	90,684	87,981	177,800	174,309

Operating expenses	163,354	159,624	329,452	317,967

Depreciation and amortization	10,079	9,960	19,952	19,962

Total costs and expenses	264,117	257,565	527,204	512,238

Operating income	9,231	7,098	16,435	10,196

Interest and other (income) expense:

Interest expense	7,010	7,028	14,068	14,088

Interest and other income	(1,024)	(934)	(2,311)	(1,884)

Total interest and other (income) expense, net	5,986	6,094	11,757	12,204

Income (loss) before income taxes	3,245	1,004	4,678	(2,008)

Income tax provision (benefit)	1,786	552	2,574	(1,104)

Net income (loss)	$1,459	$452	$2,104	$(904)

Earnings (loss) per share:

Basic	$0.09	$0.03	$0.13	$(0.06)

Diluted	$0.09	$0.03	$0.13	$(0.06)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

COLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Twenty-Six Weeks Ended

	August 4,	July 29,
	2001	2000

Cash flows from operating activities:

Net income (loss)	$2,104	$(904)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	19,952	19,962

Non-cash interest, net	(234)	(711)

Gain on sale of fixed assets	(683)	—

Increases (decreases) in cash resulting from changes in operating assets and liabilities:

Accounts and notes receivable, prepaid expenses and other assets	3,261	2,981

Inventories	(8,108)	(16,354)

Accounts payable, accrued liabilities and other liabilities	5,247	9,274

Accrued interest	(318)	(369)

Accrued, refundable and deferred income taxes	2,648	(549)

Net cash provided by operating activities	23,869	13,330

Cash flows from investing activities:

Purchases of property and equipment, net	(19,907)	(17,598)

Proceeds from sale of fixed assets, net	4,712	—

Systems development costs	(4,578)	(3,851)

Investment in Pearle Europe, net	(6,446)	(553)

Other, net	(176)	(10)

Net cash used for investing activities	(26,395)	(22,012)

Cash flows from financing activities:

Repayment of long-term debt	(312)	(770)

Net proceeds from exercise of stock options	1,372	472

Net issuance of notes receivable — stock options and awards	(340)	(1,128)

Payment of deferred financing fees	—	(375)

Other, net	(396)	(175)

Net cash provided by (used for) financing activities	324	(1,976)

Cash and cash equivalents:

Net decrease during the period	(2,202)	(10,658)

Balance, beginning of the period	36,725	28,953

Balance, end of the period	$34,523	$18,295

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

     In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of August 4, 2001 and the results of operations and cash flows for the 26 weeks ended August 4, 2001 and July 29, 2000.

Inventories

     The accompanying interim consolidated financial statements have been prepared without physical inventories.

Cash Flows

     Net cash flows from operating activities reflect cash payments for income taxes and interest of $51,000 and $13,785,000 respectively, for the 26 weeks ended August 4, 2001, and $176,000 and $13,915,000, respectively, for the 26 weeks ended July 29, 2000.

Earnings Per Share

     Earnings per share for the 13 and 26 weeks ended August 4, 2001 and July 29, 2000 have been calculated based on the following weighted average number of common shares and equivalents outstanding:

	Thirteen Weeks		Twenty-six Weeks

	2001	2000	2001	2000

Basic	15,802,850	15,552,558	15,748,537	15,535,685

Diluted	16,243,001	15,594,899	16,019,867	15,535,685

COLE NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(1) Summary of Significant Accounting Policies (continued)

Total Other Comprehensive Income (Loss)

     Total other comprehensive income (loss) for the 13 and 26 weeks ended August 4, 2001 and July 29, 2000 is as follows (000’s omitted):

	Thirteen Weeks		Twenty-Six Weeks

	2001	2000	2001	2000

Net income (loss)	$1,459	$452	$2,104	$(904)

Cumulative translation income (loss)	(82)	1,141	(959)	(672)

Total comprehensive income (loss)	$1,377	$1,593	$1,145	$(1,576)

(2) Segment Information

     Information on the Company’s reportable segments is as follows (000’s omitted):

	Thirteen Weeks		Twenty-Six Weeks

	2001	2000	2001	2000

Net revenue:

Cole Vision	$200,714	$190,548	$417,095	$397,663

Things Remembered	72,634	74,115	126,544	124,771

Consolidated net revenue	$273,348	$264,663	$543,639	$522,434

Operating income (loss):

Cole Vision	$1,403	$(969)	$12,782	$8,474

Things Remembered	10,434	11,887	9,366	9,509

Total segment operating income	11,837	10,918	22,148	17,983

Unallocated amounts:

Corporate expenses	(2,606)	(3,820)	(5,713)	(7,787)

Consolidated operating income	9,231	7,098	16,435	10,196

Interest and other income, net	(5,986)	(6,094)	(11,757)	(12,204)

Income (loss) before income taxes	$3,245	$1,004	$4,678	$(2,008)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following is a discussion of certain factors affecting the Company’s results of operations for the 13 and 26 week periods ended August 4, 2001 and July 29, 2000 (the Company’s second quarter and first six months, respectively) and its liquidity and capital resources. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this filing and the audited financial statements for the fiscal year ended February 3, 2001 included in the annual report on Form 10-K.

     Fiscal years end on the Saturday closest to January 31 and are identified according to the calendar year in which they begin. For example, the fiscal year ended February 3, 2001 is referred to as “fiscal 2000.” The current fiscal year, which will end February 2, 2002, is referred to as “fiscal 2001.”

Results of Operations

     The following table sets forth certain operating information for the second quarter and first six months of fiscal 2001 and fiscal 2000 (dollars in millions):

	Second Quarter			First Six Months

	2001	2000	Change	2001	2000	Change

Net revenue:

Cole Vision	$200.7	$190.6	5.3%	$417.1	$397.6	4.9%

Things Remembered	72.6	74.1	(2.0)	126.5	124.8	1.4

Total net revenue	$273.3	$264.7	3.3%	$543.6	$522.4	4.1%

Gross margin	$182.7	$176.7	3.4%	$365.8	$348.1	5.1%

Operating expenses	163.4	159.6	2.3	329.4	317.9	3.6

Depreciation and amortization	10.1	10.0	1.2	20.0	20.0	(0.1)

Operating income	$9.2	$7.1	30.1%	$16.4	$10.2	61.2%

Percentage of net revenue:

Gross margin	66.8%	66.8%	—	67.3%	66.6%	0.7

Operating expenses	59.7	60.3	(0.6)	60.6	60.8	(0.2)

Depreciation and amortization	3.7	3.8	(0.1)	3.7	3.8	(0.1)

Operating income	3.4%	2.7%	0.7	3.0%	2.0%	1.0

Number of retail locations at the end of the period:

Cole Licensed Brands	1,224	1,106

Pearle company-owned	435	446

Pearle franchised	416	425

Total Cole Vision	2,075	1,977

Things Remembered	780	788

Total Cole National	2,855	2,765

     The increases in consolidated net revenue for the second quarter and first six months were primarily attributable to increases in comparable store sales at Cole Vision, an increase in the number of Target Optical locations and additional managed vision care revenue. The second quarter revenue increase at Cole Vision was partially offset by a sales decrease at Things Remembered caused by the general slowdown in mall traffic and the calendar shift that benefited first quarter of fiscal 2001 as it ended one week closer to Mother’s Day, an important gift giving occasion. Changes in comparable store sales by business compared to the same periods a year ago were:

	Second Quarter	First Six Months

Cole Licensed Brands (U.S.)	1.6%	3.3%

Pearle U.S. company-owned	3.5%	2.3%

Total Cole Vision	1.8%	2.2%

Things Remembered	(1.6%)	(0.8%)

Total Cole National	0.8%	1.4%

Pearle U.S. franchise stores	(0.2%)	(1.1%)

Pearle U.S. chain-wide	1.5%	0.5%

     At Cole Licensed Brands, the second quarter and first six months comparable store sales increases primarily reflect an increase in the average spectacle selling price. Comparable store sales for the second quarter increased despite the fact that this year’s National Eye Exam Month promotion at Sears Optical will run exclusively in the third quarter rather than beginning in the second quarter as it did last year. At Pearle company-owned stores, the second quarter comparable store sales increase was driven by the average spectacle selling price and an increase in the number of transactions. For the first six months, company-owned comparable store sales were primarily driven by an increase in average spectacle selling price that was due, in part, to not repeating a “50% off frame” promotion that ran during the entire first quarter of fiscal 2000. At Things Remembered, comparable store sales for the first six months decreased, in part, from not repeating February 2000’s aggressive merchandise clearance promotion and from the general slowdown in mall traffic. However, average selling price increased as a result of sales of new merchandise at higher average unit retails, more personalization and not repeating last year’s February promotion.

     The gross margin dollar increase for the second quarter resulted from increased net revenue and gross margin rate at Cole Vision partially offset by decreased net revenue and gross margin rate at Things Remembered. The gross margin dollar increase for the first six months resulted from improvements in net revenue and gross margin rate at both Cole Vision and Things Remembered. The gross margin rate at Cole Vision improved 0.4 and 0.8 percentage points for the second quarter and first six months of fiscal 2001 compared to the same periods last year. The primary causes for the improvement were the increased average spectacle selling price and the additional revenue from managed vision care. The gross margin rate at Things Remembered decreased 0.5 percentage points in the second quarter of fiscal 2001 compared to the same period last year as a result of various promotional activities undertaken to stimulate sales. The gross margin rate for the first six months improved 0.4 percentage points reflecting the improvement in average selling price due in part to not repeating last year’s first quarter aggressive clearance promotion.

     The increases in operating expenses for the second quarter and first six months were primarily due to costs incurred to support the increases in net revenue and the Target Optical expansion. Operating expenses as a percentage of net revenue decreased by 0.6 and 0.2 percentage points in the second quarter and first six months compared to the same periods last year. The second quarter improvement was a result of leveraging non-store overhead and Cole Vision’s advertising expense, as well as improved efficiencies in the cost per managed vision care claim processed. Partially offsetting these gains were a 1.2 percentage point increase in payroll costs and a 0.2 percentage point increase in store occupancy costs due to the Target Optical expansion and additional payroll costs incurred for training, improving customer satisfaction and selling. Excluding a

$1.8 million first quarter severance charge in fiscal 2000, operating expenses as a percentage of net revenue for the first six months were essentially flat to last year.

     The increase in operating income for the second quarter was primarily attributable to the increases in net revenues and gross margin rates at Cole Vision and the improvement in operating expense leverage. For the first six months, the increase in operating income resulted from increases in net revenue and gross margin rates at both Cole Vision and Things Remembered and the severance charge included in fiscal 2000 results. During the first six months of fiscal 2001, 60 Target Optical locations were opened, bringing the total number to 177. The Company’s profit improvement for the second quarter and first six months was achieved after absorbing the increased losses from the continued expansion of Target Optical.

     The decrease in six month interest and other (income) expense, net, was primarily the result of a $0.7 million first quarter gain from the sale of a Dallas facility no longer needed for Pearle’s operations. An income tax provision (benefit) was recorded in the first six months of fiscal 2001 and fiscal 2000 using the Company’s estimated annual effective tax rate of 55%.

Liquidity and Capital Resources

     The Company’s primary source of liquidity is funds provided from operations of its operating subsidiaries. In addition, its wholly owned subsidiary, Cole National Group, Inc., and its operating subsidiaries have a working capital commitment ranging from $50.0 million to $75.0 million based on Cole National Group’s current debt leverage ratio as described in the credit facility. As of August 4, 2001, the total commitment was $75.0 million and availability under the credit facility totaled $64.5 million, after reduction for commitments under outstanding letters of credit. There were no working capital borrowings outstanding at any time during the first six months of fiscal 2001 or the first six months of fiscal 2000. Cole National Group and its principal operating subsidiaries were in compliance with all credit facility covenants at August 4, 2001.

     Operations for the first six months provided $23.9 million of cash in fiscal 2001 compared to $13.3 million in fiscal 2000. The primary reasons for the $10.6 million increase in cash provided by operations were the changes in operating assets and liabilities during the first six months of fiscal 2001 as compared to fiscal 2000. A decreased use of funds for inventories, an increase in funds provided from improved earnings and additional funds provided by the change in accrued, refundable and deferred income taxes versus a year ago were partially offset by less funds provided by accounts payable and accrued liabilities in fiscal 2001 versus last year.

     Cash used for investing activities included capital additions of $19.9 million and $17.6 million for the first six months of fiscal 2001 and fiscal 2000, respectively. The majority of capital expenditures were for store fixtures, equipment and leasehold improvements for new stores including the Target Optical expansion and the remodeling of existing stores. Net proceeds from the sale of the Dallas facility in the first quarter provided $4.7 million of cash flow in fiscal 2001. Investments in systems development costs totaled $4.6 million and $3.9 million in the first six months of fiscal 2001 and fiscal 2000, respectively. The Company’s net investment in Pearle Europe used $6.4 million and $0.6 million in the first six months of fiscal 2001 and fiscal 2000, respectively. The investment in fiscal 2001 was made in connection with Pearle Europe’s acquisition of a leading optical retail chain in Portugal during the second quarter of fiscal 2001.

     The Company believes that funds provided from operations, along with funds available under the credit facility, will provide adequate sources of liquidity to allow its operating subsidiaries to continue to expand the number of stores and to fund capital expenditures and systems development costs.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). This standard requires that companies stop amortizing goodwill and certain intangible assets with an indefinite useful life created by business combinations accounted for using the purchase method of accounting. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standard generally will be effective for the Company in the first quarter of fiscal 2002. The Company is in the process of quantifying the impact of adopting each of the provisions of SFAS 142.

     Upon adoption of SFAS 142, the Company expects to stop amortizing goodwill and tradenames. Based upon the current level of these assets, this would reduce annual amortization expense by approximately $5.7 million. Because a substantial portion of the goodwill amortization is nondeductible for tax purposes, the impacts of stopping goodwill and tradename amortization would be to reduce the Company’s annual effective tax rate and to increase its annual net income.

     The FASB has also issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141) and No. 143 “Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 141 changes the accounting for business combinations by, among other things, prohibiting the use of the pooling of interests method. SFAS 143 provides guidance for legal obligations arising from the retirement of long-lived assets. Neither of these standards is expected to have a material affect on the Company’s financial position or operations.

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

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     On June 14, 2001 the Company held its annual meeting of stockholders. At that meeting, the stockholders elected seven directors to serve until the next annual meeting of stockholders, confirmed the appointment of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending February 2, 2002, and approved amendments to the Company’s Management Incentive Bonus Plan and its Employee Stock Purchase Plan.

     Of the total eligible votes of 15,695,229, stockholders cast votes of 14,664,119 or 93.43% of the total eligible votes. The votes cast for the aforementioned matters were as follows:

     1) Election of Directors

			Abstentions
			and/or Broker
	For	Withheld	Non-votes

Jeffrey A. Cole	14,577,410	86,709	0

Timothy F. Finley	14,580,489	83,630	0

Irwin W. Gold	14,582,339	81,780	0

Peter V. Handal	14,578,977	85,142	0

Larry Pollock	14,578,707	85,412	0

Charles A. Ratner	14,578,144	85,975	0

Walter J. Salmon	14,582,224	81,895	0

     2) Confirmation of Independent Auditors

			Abstentions
			and/or Broker
	For	Withheld	Non-votes

Arthur Andersen LLP	14,639,349	15,211	9,559

     3) Approval of amendments to, and reauthorization of, the Management Incentive Bonus Program.

		Abstentions
		and/or Broker
For	Withheld	Non-votes

11,459,438	1,268,566	13,374

Item 4. Submission of Matters to a Vote of Security Holders (continued)

     4) Approval of amendments to the Employee Stock Purchase Plan.

		Abstentions
		and/or Broker
For	Withheld	Non-votes

14,552,965	93,057	18,097

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. The following Exhibits are filed herewith and made a part hereof:

10.1	Management Incentive Bonus Program (Amended and Restated as of March 29, 2001)

10.2	1999 Employee Stock Purchase Plan (Amended and Restated effective June 14, 2001)

(b)	Reports on Form 8-K

The Company filed a report on Form 8-K on June 22, 2001, which attached a press release regarding the election of Melchert Frans Groot to the Board of Directors.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLE NATIONAL CORPORATION

By:	/s/William P. Lahiff, Jr.

William P. Lahiff, Jr. Senior Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date: September 18, 2001

COLE NATIONAL CORPORATION
FORM 10-Q
QUARTER ENDED AUGUST 4, 2001

EXHIBIT INDEX

Exhibit
Number	Description

10.1*	Management Incentive Bonus Program (Amended and Restated as of March 29, 2001)

10.2	1999 Employee Stock Purchase Plan (Amended and Restated effective June 14, 2001), incorporated by reference to Exhibit C of Cole National Corporation’s definitive Proxy Statement filed May 10, 2001 (File No. 1-12814)

      * Filed herewith.