Form 10-Q/A
period 2002-05-04
COLE NATIONAL CORP /DE/
filed 2002-09-17
CIK 769644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

         (Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 4, 2002

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

Commission file number 1-12814

COLE NATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	34-1453189 (I.R.S. employer identification no.)

5915 Landerbrook Drive Mayfield Heights, Ohio (Address of principal executive offices)	44124 (Zip code)

(440) 449-4100
(Registrant’s telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ YES    ☐  NO

         As of May 31, 2002, 16,072,181 shares of the registrant’s common stock were outstanding.

EXPLANATORY NOTE

         This Amendment No. 1 on Form 10-Q/A amends and restates Items 1 and 2 of Part I contained in the Company’s report on Form 10-Q for the quarterly period ended May 4, 2002 to give effect to the restatement of the Company’s consolidated financial statements for the quarterly period ended May 4, 2002, as discussed in Note 6 to the financial statements. Except as set forth in Items 1 and 2 of Part I and Item 6 of Part II below, the Company has not made any changes to, nor updated any disclosures contained in, its Form 10-Q filed June 13, 2002.

COLE NATIONAL CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
QUARTER ENDED MAY 4, 2002
INDEX

		Page No.

PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements

	Consolidated Balance Sheets as of May 4, 2002 (as restated) and February 2, 2002	1

	Consolidated Statements of Operations for the 13 weeks ended May 4, 2002 (as restated) and May 5, 2001	2

	Consolidated Statements of Cash Flows for the 13 weeks ended May 4, 2002 (as restated) and May 5, 2001	3

	Notes to Consolidated Financial Statements	4

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

	Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

PART II.	OTHER INFORMATION

	Item 6. Exhibits and Reports on Form 8-K	13

PART I. — FINANCIAL INFORMATION

Item 1.     Financial Statements

COLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	May 4,
	2002
	(As restated	February 2,
	See Note 6)	2002

Assets

Current assets:

Cash and cash equivalents	$62,560	$63,656

Accounts receivable, less allowances of $5,494 and $4,008, respectively	46,245	39,609

Current portion of notes receivable	2,897	2,926

Inventories	118,832	111,098

Refundable income taxes	472	502

Prepaid expenses and other	21,859	22,757

Deferred income tax benefits	547	477

Total current assets	253,412	241,025

Property and equipment, at cost	300,104	297,649

Less — accumulated depreciation and amortization	(177,531)	(174,300)

Total property and equipment, net	122,573	123,349

Notes receivable, excluding current portion, less allowances of $4,218 and $5,209, respectively	19,381	19,056

Deferred income taxes and other assets	73,750	74,220

Tradenames, net	42,992	42,992

Goodwill, net	103,557	103,552

Total assets	$615,665	$604,194

Liabilities and Stockholders’ Equity

Current liabilities:

Current portion of long-term debt	$64	$85

Accounts payable	61,044	57,647

Accrued interest	7,466	6,539

Accrued liabilities	82,812	79,722

Accrued income taxes	2,148	3,501

Total current liabilities	153,534	147,494

Long-term debt, net of discount and current portion	284,346	284,318

Other long-term liabilities	16,759	16,775

Stockholders’ equity	161,026	155,607

Total liabilities and stockholders’ equity	$615,665	$604,194

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

COLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands)

	Thirteen Weeks Ended

	May 4,
	2002
	(As restated	May 5,
	See Note 6)	2001

Net revenue	$290,109	$270,291

Costs and expenses:

Cost of goods sold	95,648	87,722

Operating expenses	183,387	173,903

Goodwill and tradename amortization	—	1,462

Total costs and expenses	279,035	263,087

Operating income	11,074	7,204

Interest and other (income) expense, net:

Interest expense	7,129	7,058

Interest and other (income), net	(633)	(1,339)

Total interest and other (income) expense, net	6,496	5,719

Income before income taxes	4,578	1,485

Income tax provision	1,831	788

Income after taxes	2,747	697

Equity in net income (loss) of Pearle Europe	796	(52)

Net income	3,543	645

Earnings per share:

Basic	$0.22	$0.04

Diluted	$0.22	$0.04

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

COLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Thirteen Weeks Ended

	May 4,
	2002
	(As restated	May 5,
	See Note 6)	2001

Cash flows from operating activities:

Net income	$3,543	$645

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	9,421	9,873

Equity in net (income) loss of Pearle Europe	(796)	52

Noncash interest, net	5	120

Gain on sale of fixed assets	—	(683)

Increases (decreases) in cash resulting from changes in operating assets and liabilities:

Accounts and notes receivable, prepaid expenses and other assets	(5,625)	4,199

Inventories	(7,682)	(7,546)

Accounts payable, accrued liabilities and other liabilities	6,506	(5,451)

Accrued interest	678	597

Accrued, refundable and deferred income taxes	168	1,042

Net cash provided by operating activities	6,218	2,848

Cash flows from investing activities:

Purchases of property and equipment, net	(6,348)	(5,933)

Net proceeds from sale of fixed assets	—	4,712

Systems development costs	(1,228)	(2,107)

Other, net	(145)	(105)

Net cash used for investing activities	(7,721)	(3,433)

Cash flows from financing activities:

Repayment of long-term debt	(21)	(154)

Net proceeds from exercise of stock options	389	43

Issuance of notes receivable — stock options and awards, net	—	(345)

Other, net	39	(200)

Net cash provided by (used for) financing activities	407	(656)

Cash and cash equivalents:

Net decrease during the period	(1,096)	(1,241)

Balance, beginning of period	63,656	36,725

Balance, end of period	$62,560	$35,484

         The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

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

         The accompanying consolidated financial statements have been prepared without audit and certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted, although management believes that the disclosures herein are adequate to make the information not misleading. Results for interim periods are not necessarily indicative of the results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended February 2, 2002.

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

Property and Depreciation

         The Company’s policy is to provide depreciation using the straight-line method over a period, which is sufficient to amortize the cost of the asset over its useful life or lease term. Leasehold improvements of optical departments operated in a host store under licenses, which are terminable under relatively short notice, are amortized over their estimated useful life.

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

         Earnings per share for the 13 weeks ended May 4, 2002 and May 5, 2001 have been calculated based on the following weighted average number of common shares and equivalents outstanding:

	2002	2001

Basic	15,978,068	15,694,224

Diluted	16,469,429	15,796,732

Total Other Comprehensive Income (Loss)

         Total other comprehensive income (loss) for the 13 weeks ended May 4, 2002 and May 5, 2001 is as follows (000’s omitted):

	13 Weeks Ended

	May 4,	May 5,
	2002	2001

Net income	$3,543	$645

Cumulative translation gain (loss), net	1,115	(877)

Total other comprehensive income (loss)	$4,658	$(232)

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

(2)     Goodwill and Other Intangible Assets

         The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) in the first quarter of fiscal 2002. This statement requires that goodwill and certain intangible assets deemed to have indefinite lives will no longer be amortized, but instead, will be subject to reviews for impairment annually, or more frequently if certain indicators arise. With the adoption of this statement, the Company ceased amortization of goodwill and tradenames as of February 3, 2002. The Company is in the process of completing the required transitional impairment testing of goodwill.

         The following table presents the first quarter results of the Company on a comparable basis with fiscal 2001 adjusted for the pro forma impacts of SFAS 142 and fiscal 2002’s estimated annual effective tax rate of 40% (000’s omitted, except per share amounts):

	13 Weeks Ended

	May 4,	May 5,
	2002	2001

Net income:

Reported net income	$3,543	$645

Goodwill amortization	—	1,153

Tradename amortization	—	309

Related tax adjustment	—	(390)

Adjusted net income	$3,543	$1,717

Basic earnings per share:

Reported net income	$0.22	$0.04

Goodwill and tradename amortization, net of tax	—	0.07

Adjusted net income	$0.22	$0.11

Diluted earnings per share:

Reported net income	$0.22	$0.04

Goodwill and tradename amortization, net of tax	—	0.07

Adjusted net income	$0.22	$0.11

         The net carrying amount of goodwill at May 4, 2002, by business segment, was $81,220,000 at Cole Vision and $22,331,000 at Things Remembered. The change in the net carrying amount of goodwill for the 13 weeks ended May 4, 2002, was due to foreign currency translation of goodwill at Cole Vision. The net carrying amount of tradenames at May 4, 2002 was attributable to the Cole Vision segment.

(3)     Segment Information

         Information on the Company’s reportable segments is as follows (000’s omitted):

	13 Weeks Ended

	May 4,	May 5,
	2002	2001

Net revenue:

Cole Vision	$236,656	$216,381

Things Remembered	53,453	53,910

Total net revenue	$290,109	$270,291

Operating income (loss):

Cole Vision	$15,136	$11,379

Things Remembered	(1,364)	(1,068)

Total segment operating income	13,772	10,311

Unallocated amounts:

Corporate expenses	(2,698)	(3,107)

Total operating income	11,074	7,204

Interest and other income (expense), net	(6,496)	(5,719)

Income before income taxes	$4,578	$1,485

(4)     Subsequent Events

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

         In connection with the 8-7/8% note offering, Cole National Group and its operating subsidiaries amended their existing credit facility to, among other things, extend its term to May 31, 2006, provide a working capital commitment of $75.0 million and reduce borrowing rates. Borrowings under the amended credit facility presently bear interest at a rate equal to, at the option of the principal operating subsidiaries of Cole National Group, either (a) the Eurodollar Rate plus 2.25% or (b) 1.25% plus the highest of (i) the prime rate, (ii) the three-week moving average of the secondary market rates for three-month certificates of deposit plus 1.0% or (iii) the federal funds rate plus 0.5%. Cole National Group pays a commitment fee of between 0.50% and 0.75% per annum on the unused portion of the facility based on the percentage of revolving credit commitments used.

         The amended credit facility, which is secured by liens against various assets of the operating subsidiaries and guaranteed by Cole National Corporation and Cole National Group, has customary operating and financial covenants similar to those in the Company’s previous credit agreement, as described in Cole National’s annual report on Form 10-K.

(5)     Commitments and Contingencies

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

         The Company guarantees future minimum lease payments for certain store locations leased directly by franchisees. These guarantees totaled approximately $13.7 million and $14.2 million as of February 2, 2002 and May 4, 2002, respectively. Generally, these guarantees also extend to payments of taxes and other normal expenses payable under these leases, the amounts of which are not readily quantifiable. Many of the guarantees are limited to periods that are less than the full term of the leases involved.

(6)     Restatement

         Subsequent to the issuance of the Company’s consolidated financial statements for the quarterly period ended May 4, 2002, management of the Company determined that the amount of equity in net income of Pearle Europe previously recorded for the 13 weeks ended May 4, 2002 did not reflect all of the Company’s 21% interest in Pearle Europe’s net income for such period. As a result, the accompanying consolidated financial statements for the quarterly period ended May 4, 2002 have been restated from the amounts previously reported to appropriately account for this amount. In addition, the Company has separately reported its equity in net income of Pearle Europe on the consolidated statements of operations. Previously, this amount was reported within interest and other income, net on the consolidated statements of operations. The following is a summary of the significant effects of the restatement:

	May 4, 2002

	As Previously
	Reported	As Restated

CONSOLIDATED STATEMENT OF OPERATIONS FOR THE 13 WEEKS ENDED MAY 4, 2002

Interest and other (income), net	(883)	(633)

Income before income taxes	4,828	4,578

Income tax provision	1,931	1,831

Income after taxes	2,897	2,747

Equity in net income of Pearle Europe	—	796

Net income	2,897	3,543

Basic earnings per share	0.18	0.22

Diluted earnings per share	0.18	0.22

CONSOLIDATED BALANCE SHEET AS OF MAY 4, 2002

Deferred income taxes and other assets	73,104	73,750

Total assets	615,019	615,665

Stockholders’ equity	160,380	161,026

Total liabilities and stockholders’ equity	615,019	615,665

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

         Subsequent to the issuance of the Company’s consolidated financial statements for the quarterly period ended May 4, 2002, management of the Company determined that the amount of equity in net income of Pearle Europe previously recorded for the 13 weeks ended May 4, 2002 did not reflect all of the Company’s 21% interest in Pearle Europe’s net income for such period. As a result, the accompanying consolidated financial statements for the quarterly period ended May 4, 2002 have been restated from the amounts previously reported to account for this amount. See Note 6 for a summary of the significant effects of the restatement. The following discussion and analysis gives effect to the restatement.

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

Results of Operations

         The following table sets forth certain operating information for the first quarter fiscal 2002 and fiscal 2001 (dollars in millions):

	First Quarter

	2002	2001	Change

Net revenue
Cole Vision	$236.6	$216.4	9.4%

Things Remembered	53.5	53.9	(0.8)

Total net revenue	$290.1	$270.3	7.3

Gross margin	$194.5	$182.6	6.5%

Operating expenses	183.4	173.9	5.5

Goodwill and tradename amortization	—	1.5	(100.0)

Operating income	$11.1	$7.2	53.7

Percentage of net revenue
Gross margin	67.0%	67.5%	(0.5)

Operating expenses	63.2	64.3	(1.1)

Goodwill and tradename amortization	—	0.5	(0.5)

Operating income	3.8%	2.7%	1.1

Number of retail locations at the end of the period
Cole Licensed Brands	1,286	1,186

Pearle company-owned	422	438

Pearle franchised	442	421

Total Cole Vision	2,150	2,045

Things Remembered	776	781

Total Cole National	2,926	2,826

         The increase in consolidated net revenue for the first quarter was primarily attributable to increases in comparable store sales at Cole Vision, growth in managed vision care revenue and an increase in the number of Target Optical stores now open. Changes in comparable store sales by business for the first quarter of fiscal 2002 compared to the same period a year ago were as follows:

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

         The dollar increase in operating expenses for first quarter 2002 was primarily due to costs incurred to support the increase in net revenue and the number of Target Optical stores opened in the past twelve months, partially offset by reduced advertising expenditures at Pearle. As a percentage of net revenue, operating expenses improved to 63.2% from 64.3% in fiscal 2001, gaining operating leverage of 1.1 percentage points. The leverage gain was primarily due to the increase in comparable store sales at Cole Vision and reduced advertising expenditures. Amortization of goodwill and tradenames was stopped in fiscal 2002 as a result of adopting SFAS 142.

         The $3.9 million improvement in first quarter 2002 operating income compared to first quarter 2001 was primarily attributable to the increase in net revenues and operating leverage at Cole Vision and the adoption of SFAS 142 as discussed above.

         The increase in interest and other (income) expense, net, was primarily the result of a $0.7 million gain from the sale of a Dallas office facility in fiscal 2001. An income tax provision was recorded in the first quarter of fiscal 2002 and fiscal 2001 using the Company’s estimated annual effective tax rates of 40.0% and 53.0%, respectively. The reduction in the estimated effective tax rate compared to fiscal 2001 was primarily a result of adopting SFAS 142 which stopped nondeductible goodwill amortization.

         Equity in the net income of Pearle Europe was $0.8 million for the first quarter this year compared to a net loss of $0.1 million for the first quarter of fiscal 2001. Fiscal 2001 results were impacted by the costs and expenses associated with the terminations of a developmental venture.

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

         Certain sections of this Quarterly Report on Form 10-Q/A, including this Management’s Discussion and Analysis, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those forecast due to a variety of factors that can adversely affect the operating results, liquidity and financial condition, such as risks associated with the timing and achievement of improvements in the operations of the optical business, the nature and extent of disruptions of the economy from terrorist activities and from governmental and consumer responses to such acts, the success of new store openings and the rate at which new stores achieve profitability, the Company’s relationships with host stores and franchisees, the Company’s ability to select, stock and price merchandise attractive to customers, success of systems development and integration, competition and regulation in the optical industry, integration of acquired businesses, economic, political and weather factors affecting consumer spending, operating factors affecting customer satisfaction, including manufacturing quality of optical and engraved goods, the mix of goods sold, pricing and other competitive factors, the seasonality of the Company’s business and the actual effect of implementation of new accounting standards. Forward-looking statements are made based upon management’s expectations and beliefs concerning future events impacting the Company. All forward-looking statements involve risk and uncertainty.

Item 3.     Quantitative and Qualitative Disclosures about Market Risks

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

PART II — OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits. The following Exhibits are filed herewith and made a part hereof:

10.1*	Amended and Restated Credit agreement dated May 23, 2002, among Cole Vision Corporation, Things Remembered, Inc., and Pearle, Inc. and Canadian Imperial Bank of Commerce.

10.2*	Indenture dated May 22, 2002, by and among Cole National Group, Inc. and Wells Fargo Bank Minnesota, National Association, as trustee, relating to the 8-7/8% Senior Subordinated Notes Due 2012.

99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The Company filed a report on Form 8-K on May 7, 2002, which disclosed domestic comparable store sales for the first quarter of 2002.

*	Filed with the original Form 10-Q filing on June 13, 2002.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLE NATIONAL CORPORATION

	By:	/s/ Lawrence E. Hyatt Lawrence E. Hyatt Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

	By:	/s/ Tracy L. Burmeister Tracy L. Burmeister Vice President Accounting and Reporting (Principal Accounting Officer)

Date: September 17, 2002

COLE NATIONAL CORPORATION
FORM 10-Q/A
QUARTER ENDED MAY 4, 2002

EXHIBIT INDEX

Exhibit
Number	Description

10.1*	Amended and Restated Credit Agreement dated May 23, 2002, among Cole Vision Corporation, Things Remembered, Inc., and Pearle, Inc. and Canadian Imperial Bank of Commerce.

10.2*	Indenture dated May 22, 2002, by and among Cole National Group, Inc. and Wells Fargo Bank Minnesota, National Association, as trustee, relating to the 8-7/8% Senior Subordinated Notes Due 2012.

99.1†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with the original Form 10-Q filing on June 13, 2002.

†	Filed herewith.