Form 10-Q
period 2002-08-03
COLE NATIONAL CORP /DE/
filed 2002-09-17
CIK 769644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 3, 2002,

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days   ☑YES ☐ NO

As of August 31, 2002, 16,167,337 shares of the registrant’s common stock were outstanding.

PART I. — FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX
EX 10.1 Letter Agmt Dated 4/14/02
EX 10.2 Letter Agmt Dated 4/19/02
EX 10.3 Restricted Stock Agmt
EX 10.4 Nonqualified Stock Option Agreement
EX 10.5 1st Amend to the Amend/Rest Credit Agmt
EX 10.6 2nd Amendment to Credit Agreement
EX 10.7 Amend #1 to the Cng Retirement Plan
EX 10.8 Nonqualified Stock Option Agreement
EX 99.1 Certification

COLE NATIONAL CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED AUGUST 3, 2002
INDEX

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

COLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	August 3,	February 2,
	2002	2002

Assets

Current assets:

Cash and cash equivalents	$48,931	$63,656

Accounts receivable, less allowances of $5,588 and $4,008, respectively	44,574	39,609

Current portion of notes receivable	2,899	2,926

Inventories	118,318	111,098

Refundable income taxes	458	502

Prepaid expenses and other	22,088	22,757

Deferred income tax benefits	547	477

Total current assets	237,815	241,025

Property and equipment, at cost	303,851	297,649

Less — accumulated depreciation and amortization	(182,391)	(174,300)

Total property and equipment, net	121,460	123,349

Notes receivable, excluding current portion, less allowances of $4,217 and $5,209, respectively	20,706	19,056

Deferred income taxes and other assets	80,509	74,220

Tradenames, net	42,992	42,992

Goodwill, net	103,551	103,552

Total assets	$607,033	$604,194

Liabilities and Stockholders’ Equity

Current liabilities:

Current portion of long-term debt	$50	$85

Accounts payable	53,590	57,647

Accrued interest	7,970	6,539

Accrued liabilities	83,358	79,722

Accrued income taxes	743	3,501

Total current liabilities	145,711	147,494

Long-term debt, net of discount and current portion	285,000	284,318

Other long-term liabilities	17,073	16,775

Stockholders’ equity	159,249	155,607

Total liabilities and stockholders’ equity	$607,033	$604,194

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

COLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	August 3,	August 4,	August 3,	August 4,
	2002	2001	2002	2001

Net revenue	$288,857	$273,348	$578,966	$543,639

Costs and expenses:

Cost of goods sold	94,520	91,307	190,168	179,029

Operating expenses	185,234	171,374	368,621	345,277

Goodwill and tradename amortization	—	1,436	—	2,898

Total costs and expenses	279,754	264,117	558,789	527,204

Operating income	9,103	9,231	20,177	16,435

Interest and other (income) expense, net:

Interest expense	6,947	7,010	14,076	14,068

Interest and other (income), net	(613)	(787)	(1,246)	(2,126)

Total interest and other (income) expense, net	6,334	6,223	12,830	11,942

Income before income taxes	2,769	3,008	7,347	4,493

Income tax provision	1,108	1,786	2,939	2,574

Income after taxes	1,661	1,222	4,408	1,919

Equity in net income of Pearle Europe	1,030	237	1,826	185

Income before extraordinary loss	2,691	1,459	6,234	2,104

Extraordinary loss on early extinguishment of debt, net of $4.1 million tax benefit	(7,634)	—	(7,634)	—

Net income (loss)	$(4,943)	$1,459	$(1,400)	$2,104

Basic earnings per common share:

Income before extraordinary loss	$0.16	$0.09	$0.39	$0.13

Extraordinary loss	(0.47)	—	(0.48)	—

Net income (loss)	$(0.31)	$0.09	$(0.09)	$0.13

Diluted earnings per common share:

Income before extraordinary loss	$0.16	$0.09	$0.38	$0.13

Extraordinary loss	(0.46)	—	(0.46)	—

Net income (loss)	$(0.30)	$0.09	$(0.08)	$0.13

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

COLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Twenty-Six Weeks Ended

	August 3,	August 4,
	2002	2001

Cash flows from operating activities:

Net income (loss)	$(1,400)	$2,104

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	18,370	19,952

Extraordinary loss on early extinguishment of debt	7,634	—

Equity in net income of Pearle Europe	(1,826)	(185)

Noncash interest, net	(97)	(49)

Gain on sale of fixed assets	—	(683)

Increases (decreases) in cash resulting from changes in assets and liabilities:

Accounts and notes receivable, prepaid expenses and other assets	(4,157)	1,333

Inventories	(7,227)	(8,108)

Accounts payable, accrued liabilities and other liabilities	347	7,175

Accrued interest	1,182	(318)

Accrued, refundable and deferred income taxes	(350)	2,648

Net cash provided by operating activities	12,476	23,869

Cash flows from investing activities:

Purchases of property and equipment, net	(11,969)	(19,907)

Net proceeds from sale of fixed assets	—	4,712

Systems development costs	(2,219)	(4,578)

Investment in Pearle Europe, net	—	(6,446)

Other, net	(138)	(176)

Net cash used for investing activities	(14,326)	(26,395)

Cash flows from financing activities:

Repayment of long-term debt	(158,094)	(312)

Proceeds from issuance of long-term debt	150,000	—

Payment of deferred financing fees	(5,920)	—

Net proceeds from exercise of stock options	1,148	1,186

Issuance of notes receivable — stock options and awards	—	(340)

Other, net	(9)	(210)

Net cash (used for) provided by financing activities	(12,875)	324

Cash and cash equivalents:

Net decrease during the period	(14,725)	(2,202)

Balance, beginning of period	63,656	36,725

Balance, end of period	$48,931	$34,523

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

         In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of August 3, 2002 and the results of operations and cash flows for the applicable periods ended August 3, 2002 and August 4, 2001.

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

Cash Flows

         Net cash flows from operating activities reflect net cash payments for income taxes and payments for interest of $3,074,000 and $12,064,000 respectively, for the 26 weeks ended August 3, 2002, and $51,000 and $13,785,000, respectively, for the 26 weeks ended August 4, 2001.

Earnings Per Share

         Earnings per share for the 13 and 26 weeks ended August 3, 2002 and August 4, 2001 have been calculated based on the following weighted average number of common shares and equivalents outstanding:

	Thirteen Weeks		Twenty-Six Weeks

	2002	2001	2002	2001

Basic	16,099,743	15,802,850	16,038,906	15,748,537

Diluted	16,624,967	16,243,001	16,547,198	16,019,867

(1)   Summary of Significant Accounting Policies (continued)

Total Other Comprehensive Income (Loss)

         Total other comprehensive income (loss) for the 13 and 26 weeks ended August 3, 2002 and August 4, 2001 is as follows (000’s omitted):

	Thirteen Weeks		Twenty-Six Weeks

	2002	2001	2002	2001

Net income (loss)	$(4,943)	$1,459	$(1,400)	$2,104

Cumulative translation gain (loss), net	1,780	(82)	2,895	(959)

Total other comprehensive income (loss)	$(3,163)	$1,377	$1,495	$1,145

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

Reclassification

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

         The Company completed the transitional impairment testing of goodwill during the second quarter of fiscal 2002 as required by SFAS 142. Based on the findings of its outside valuation advisor, the Company has concluded that there was no impairment of its goodwill at the adoption date of the new accounting standard, effective February 3, 2002.

         The following table presents the results of the Company for the 13 and 26 weeks ended August 3, 2002 and August 4, 2001 on a comparable basis with fiscal 2001 adjusted for the pro forma impacts of SFAS 142 and fiscal 2002’s estimated annual effective tax rate of 40% (000’s omitted, except per share amounts):

	Thirteen Weeks		Twenty-Six Weeks

	2002	2001	2002	2001

Income before extraordinary loss:

Reported income before extraordinary loss	$2,691	$1,459	$6,234	$2,104

Goodwill amortization — Cole Vision	—	881	—	1,788

Goodwill amortization — Things Remembered	—	246	—	492

Tradename amortization — Cole Vision	—	309	—	618

Related tax adjustment	—	8	—	(382)

Adjusted income before extraordinary loss	$2,691	$2,903	$6,234	$4,620

Basic earnings per share:

Reported income before extraordinary loss	$0.16	$0.09	$0.39	$0.13

Goodwill and tradename amortization, net of tax	—	0.09	—	0.16

Adjusted income before extraordinary loss	$0.16	$0.18	$0.39	$0.29

Diluted earnings per share:

Reported income before extraordinary loss	$0.16	$0.09	$0.38	$0.13

Goodwill and tradename amortization, net of tax	—	0.09	—	0.16

Adjusted income before extraordinary loss	$0.16	$0.18	$0.38	$0.29

         The net carrying amount of goodwill at August 3, 2002, by business segment, was $81,220,000 at Cole Vision and $22,331,000 at Things Remembered. The decrease in the net carrying amount of goodwill for the 26 weeks ended August 3, 2002, was $1,000 and was due to foreign currency translation of goodwill at Cole Vision. The net carrying amount of tradenames at August 3, 2002 was attributable to the Cole Vision segment.

(3)	Long-Term Debt

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

         Net proceeds from the 8-7/8% note offering, together with cash on hand, were used to retire $150.0 million of 9-7/8% senior subordinated notes due 2006 and pay premiums and other costs associated with retiring those notes. The Company’s results for the 13 and 26 weeks ended August 3, 2002 included an extraordinary loss on early extinguishment of debt of approximately $7.6 million, net of an income tax benefit of approximately $4.1 million, representing the payment of premiums and other costs of retiring the notes and the write-offs of unamortized discount and deferred financing fees.

         Subsequent to August 3, 2002, the Company entered into interest rate swap agreements to take advantage of favorable market interest rates. These agreements require the Company to pay an average floating interest rate based on six-month LIBOR plus 4.5375% to a counter party while receiving a fixed interest rate on a portion of the Company’s $125.0 million 8-5/8% senior subordinated notes due 2007. The counter party is a major commercial bank. The agreements mature August 15, 2007 and qualify as fair value hedges. The aggregate notional amount of the interest rate swap agreements is $50.0 million.

(4)	Credit Facility

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

         The amended credit facility, which is secured by liens against various assets of the operating subsidiaries and guaranteed by Cole National Corporation and Cole National Group, has customary operating and financial covenants similar to those in the Company’s previous credit agreement, as described in Cole National’s annual report on Form 10-K for the fiscal year ended February 2, 2002.

(5)	Segment Information

                  Information on the Company’s reportable segments is as follows (000’s omitted):

	Thirteen Weeks		Twenty-Six Weeks

	2002	2001	2002	2001

Net revenue:

Cole Vision	$215,680	$200,714	$452,336	$417,095

Things Remembered	73,177	72,634	126,630	126,544

Total net revenue	$288,857	$273,348	$578,966	$543,639

Operating income:

Cole Vision	$2,693	$1,403	$17,829	$12,782

Things Remembered	9,324	10,434	7,960	9,366

Total segment operating income	12,017	11,837	25,789	22,148

Unallocated amounts:

Corporate expenses	(2,914)	(2,606)	(5,612)	(5,713)

Total operating income	9,103	9,231	20,177	16,435

Interest and other income, net	(6,334)	(6,223)	(12,830)	(11,942)

Income before income taxes	$2,769	$3,008	$7,347	$4,493

(6)	Commitments and Contingencies

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

         The Company guarantees future minimum lease payments for certain store locations leased directly by franchisees. These guarantees totaled approximately $13.7 million and $14.0 million as of February 2, 2002 and August 3, 2002, respectively. Generally, these guarantees also extend to payments of taxes and other normal expenses payable under these leases, the amounts of which are not readily quantifiable. Many of the guarantees are limited to periods that are less than the full term of the leases involved.

         As described in Part II, Item 1. “Legal Proceedings”, the State of California has obtained a preliminary injunction in July 2002 in a case brought against the Company, Pearle Vision and other subsidiaries regarding Pearle Vision Centers and Pearle Vision Care, Inc. The terms of the injunction are not expected to have any material effect on the Company’s operations. Although we believe we are in compliance with California law and intend to continue to defend the case vigorously, we may be required to further modify our activities or might be required to pay damages and/or restitution in currently undeterminable amounts if we are not successful, the cost of which, as well as continuing defense costs, might have a material adverse effect on our operating results in one or more periods.

         As described in Part II, Item 1. “Legal Proceedings”, a class action complaint was filed in a case brought against the Company’s subsidiary, Things Remembered, Inc., alleging violation of California’s wage and hour laws. The case is in its early stages and the Company intends to vigorously defend the suit. We may be required to modify our activities and pay damages and/or restitution in currently undeterminable amounts if the plaintiffs prevail, the cost of which, as well as continuing defense costs, might have a material adverse impact on our operating results in one or more periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

         The following is a discussion of certain factors affecting the Company’s results of operations for the 13 and 26 week periods ended August 3, 2002 and August 4, 2001 (the Company’s second quarter and first six months) and its liquidity and capital resources. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this filing and the audited financial statements for the fiscal year ended February 2, 2002 included in the Company’s annual report on Form 10-K.

         Fiscal years end on the Saturday closest to January 31 and are identified according to the calendar year in which they begin. For example, the fiscal year ended February 2, 2002 is referred to as “fiscal 2001.” The current fiscal year, which will end February 1, 2003, is referred to as “fiscal 2002.”

Results of Operations

         The following table sets forth certain operating information for the second quarter and first six months of fiscal 2002 and fiscal 2001 (dollars in millions):

	Second Quarter			First Six Months

	2002	2001	Change	2002	2001	Change

Net revenue

Cole Vision	$215.7	$200.7	7.5%	$452.4	$417.1	8.4%

Things Remembered	73.2	72.6	0.7	126.6	126.5	0.1

Total net revenue	$288.9	$273.3	5.7	$579.0	$543.6	6.5

Gross margin	$194.3	$182.0	6.8%	$388.8	$364.6	6.6%

Operating expenses	185.2	171.4	8.1	368.6	345.3	6.8

Goodwill and tradename amortization	—	1.4	(100.0)	—	2.9	(100.0)

Operating income	$9.1	$9.2	(1.4)	$20.2	$16.4	22.8

Percentage of net revenue

Gross margin	67.3%	66.6%	0.7	67.2%	67.1%	0.1

Operating expenses	64.1	62.7	1.4	63.7	63.6	0.1

Goodwill and tradename amortization	—	0.5	(0.5)	—	0.5	(0.5)

Operating income	3.2%	3.4%	(0.2)	3.5%	3.0%	0.5

Number of retail locations at the end of the period

Cole Licensed Brands	1,296	1,224

Pearle company-owned	420	435

Pearle franchised	446	416

Total Cole Vision	2,162	2,075

Things Remembered	776	780

Total Cole National	2,938	2,855

         Consolidated net revenue increased $15.5 million and $35.3 million for the second quarter and first six months, respectively, compared to the same periods in fiscal 2001. The revenue increases were primarily attributable to increases in comparable store sales at Cole Vision, growth in managed vision care revenue and an increase in the number of Target Optical stores open. Changes in comparable store sales by business for the second quarter and first six months of fiscal year 2002 were as follows:

	Second Quarter	First Six Months

Cole Licensed Brands (U.S.)	5.8%	4.6%

Pearle U.S. company-owned	1.5%	6.2%

Total Cole Vision	3.6%	4.8%

Things Remembered	(1.6%)	(2.2%)

Total Cole National	2.1%	3.0%

Pearle U.S. franchise stores	0.6%	1.0%

Pearle U.S. chain-wide	1.0%	4.6%

         At Cole Vision, comparable store sales for the second quarter and first six months of fiscal 2002 increased in all retail vision brands, despite the difficult retail environment and a slowdown in business in July. Comparable store sales reflected an increase in the average spectacle selling price and strong transaction increases at Target Optical. For the first six months of fiscal 2002, comparable store sales increases also reflected first quarter transaction increases at Pearle. The comparable store sales at Target Optical increased 41.1% for the second quarter and 35.0% for the first six months. At Things Remembered, comparable store sales declined as fewer transactions offset the increase in average selling price resulting from sales of new merchandise at higher average unit prices, higher revenue from merchandise personalization, and less merchandise sold at clearance prices.

         Gross margin increased $12.3 million and $24.2 million in the second quarter and first six months of fiscal year 2002, respectively, compared to the same periods a year ago. The gross margin dollar increases were primarily attributable to improvements in net revenue at Cole Vision. The gross margin rate for the second quarter was 67.3%, compared to 66.6% for the second quarter 2001. Gross margins as a percentage of net revenue increased by 0.7 at Cole Vision and 1.0 at Things Remembered. The second quarter increase in gross margin rate was due to a number of factors including an increase in average dollar sale at Things Remembered and an increase in average spectacle selling price at Cole Vision, as well as growth in managed vision care claims and fee revenue. More competitive pricing on contact lenses and an increase in product sold to Pearle franchisees, which carry a lower margin, partially offset the increase. Product sales to franchisees offer benefits other than gross margin for the Company, including helping franchise comparable store sales and producing a more uniform merchandise assortment and consistent brand look across all stores. For the first six months, gross margin rate increased slightly to 67.2% in fiscal 2002 from 67.1% in fiscal 2001 due to 0.9 percentage point margin improvement at Things Remembered.

         Operating expenses increased $13.9 million and $23.3 million for the second quarter and first six months of fiscal 2002 respectively, compared to those periods in fiscal 2001. The increases in operating expenses were primarily due to costs incurred to support the increases in net revenue and the number of Target Optical stores opened in the past twelve months. As a percentage of net revenue, second quarter operating expenses were 64.1% compared to 62.7% for second quarter 2001. Increased advertising expenditures at both Cole Vision and Things Remembered were the primary factor contributing to the operating leverage loss of 1.4 percentage points. Second quarter advertising expenditures included a shift of spending from first quarter to support Pearle’s second quarter 40th Anniversary promotion. For the first six months, operating expenses as a percentage of net revenue were up only slightly to 63.7% from 63.6% in the first six months of fiscal 2001. Amortization of goodwill and tradenames was discontinued in fiscal 2002 as a result of adopting SFAS 142.

         Second quarter 2002 operating income was essentially flat compared to the second quarter 2001, primarily because of business slowdown in July and a loss in operating leverage from increased advertising expenditures, offset by the elimination of goodwill and tradename amortization from adopting SFAS 142 as discussed above. The $3.7 million improvement in operating income for the first six months of fiscal 2002 compared to the same period in fiscal 2001 reflected the elimination of goodwill and tradename amortization from adopting SFAS 142 and improved operating earnings at Pearle. These were partially offset by lower operating earnings at Licensed Brands and Things Remembered.

         Second quarter interest and other (income) expense, net, increased slightly compared to the same period in fiscal 2001. For the first six months of fiscal 2002, the increase in interest and other (income) expense, net, reflects the fact that these expenses were offset by a $0.7 million gain from the sale of a Dallas office facility in the first quarter of fiscal 2001. In May 2002, Cole National Group Inc. issued $150.0 million of 8-7/8% senior subordinated notes due 2012. The net proceeds of the issuance and cash on hand were used to retire all of Cole National Group’s $150.0 million 9-7/8% Senior Subordinated Notes due 2006. The issuance and retirement will reduce cash interest expense by $1.5 million on an annual basis.

         The Company’s 21% equity interest in the net income of Pearle Europe increased to $1.0 million in the second quarter of fiscal 2002 from $0.2 million for the same period in fiscal 2001. Pearle Europe’s strong results reflect internal growth as well as acquisitions. For the first six months, equity in the net income of Pearle Europe increased to $1.8 million in fiscal 2002 from $0.2 million in fiscal 2001. In fiscal 2001, six month results of Pearle Europe included substantial costs associated with the termination of a developmental venture during the first quarter.

         An income tax provision was recorded in the first six months of fiscal 2002 and fiscal 2001 using the Company’s estimated annual effective tax rates of 40.0% and 57.3%, respectively. The reduction in the estimated effective tax rate compared to fiscal 2001 was primarily a result of adopting SFAS 142, which stopped amortization of nondeductible goodwill.

         Second quarter 2002 results included an extraordinary loss on early extinguishment of debt of $7.6 million, net of an income tax benefit of $4.1 million. The extraordinary charge represents payment of premiums and other costs of retiring Cole National Group’s 9-7/8% Senior Subordinated Notes due 2006 and the write-offs of unamortized discount and deferred financing fees.

Liquidity and Capital Resources

         The Company’s primary source of liquidity is funds provided from the operations of its operating subsidiaries. In addition, as of August 3, 2002, Cole National Group and its operating subsidiaries had a working capital commitment of $75.0 million. Availability under this credit facility totaled $60.3 million, after reduction for commitments under outstanding letters of credit. There were no working capital borrowings outstanding at any time during the first six months of fiscal 2002 or fiscal 2001. Cole National Group and its principal operating subsidiaries are in compliance with all credit facility covenants as of August 3, 2002.

         On May 22, 2002, Cole National Group issued $150.0 million of 8-7/8% senior subordinated notes due 2012. These notes are unsecured and mature on May 15, 2012. Interest on the notes is payable semi-annually on each May 15 and November 15, commencing November 15, 2002.

         The indenture pursuant to which the 8-7/8% notes were issued contains certain optional and mandatory redemption features and other financial covenants including restrictions on the ability of Cole National Group to pay dividends or make other restricted payments to Cole National Corporation. The indenture permits dividend payments to Cole National Corporation equal to 50% of Cole National Group’s consolidated net income, provided that no default or event of default has occurred under the indenture and that Cole National Group has met a specified fixed charge coverage ratio test. The indenture also permits payments to Cole National Corporation for certain tax obligations, for administrative expenses not to exceed 0.25% of net revenue and for other restricted payments not to exceed $25.0 million in the aggregate.

         Net proceeds from the 8-7/8% note offering, together with cash on hand, were used to retire $150.0 million of 9-7/8% senior subordinated notes due 2006 and pay premiums and other costs associated with retiring the notes. As discussed above, the Company’s second quarter results include an extraordinary loss on early extinguishment of debt recorded in connection with the retirement of the 9-7/8% notes. In addition to extending the Company’s debt maturity schedule, the offering and retirement will reduce annual cash interest expense by $1.5 million.

         In connection with the 8-7/8% note offering, Cole National Group and its operating subsidiaries amended their existing credit facility to, among other things, extend its term to May 31, 2006, provide a working capital commitment of $75.0 million and reduce borrowing rates. The credit facility requires Cole National Group and its principal operating subsidiaries to comply with customary operating covenants that restrict corporate activities. These include covenants restricting the ability of the subsidiaries to incur additional indebtedness, pay dividends, prepay subordinated indebtedness, dispose of certain investments or make acquisitions. The credit facility also requires Cole National Group to comply with certain financial covenants, including covenants regarding minimum interest coverage and maximum leverage and is guaranteed by Cole National Corporation and Cole National Group.

         Operations for the first six months provided $12.5 million of cash in fiscal 2002 compared to $23.9 million in fiscal 2001. The primary reason for the $11.4 million decrease in cash provided by operations was the changes in certain operating assets and liabilities during the first six months of fiscal 2002 as compared to the same period in fiscal 2001. In fiscal 2002, the increase in accounts and notes receivable, prepaid expenses and other assets used $4.2 million of cash primarily due to increased receivables from revenue growth at Target Optical and managed vision care. In addition, the fiscal 2002 increase in accounts payable, accrued liabilities and other liabilities provided $6.8 million less cash than in fiscal 2001.

         Capital expenditures were $12.0 million and $19.9 million for the first six months of fiscal 2002 and fiscal 2001, respectively. The majority of capital expenditures in both years were for store fixtures, equipment and leasehold improvements for new stores, including the Target Optical expansion, and the remodeling of existing stores. The reduction in capital expenditures reflects the Company’s decision to limit fiscal 2002 Target Optical store openings to Super Target stores. Expenditures for systems development costs totaled $2.2 million and $4.6 million for the first six months of fiscal 2002 and fiscal 2001, respectively. In fiscal 2001, net proceeds of $4.7 million were received from the sale of a Dallas office facility no longer needed for Pearle’s operations. Also in fiscal 2001, the Company made a net investment in Pearle Europe of $6.4 million in connection with Pearle Europe’s acquisition of a leading optical retail chain in Portugal. The Company anticipates making additional investments in Pearle Europe during fiscal 2002 in connection with possible acquisitions by Pearle Europe.

         The Company believes that funds provided from operations including cash on hand along with funds available under the credit facility will provide adequate sources of liquidity to allow its operating subsidiaries to continue to expand the number of stores, fund capital expenditures and systems development costs and investments in Pearle Europe.

Contractual Commitments

         In the second quarter, Cole National Group issued $150.0 million of Senior Subordinated Notes due 2012 and retired of all of its $150.0 million Senior Subordinated Notes due 2006 as discussed above and in Note 3 of the Notes to Consolidated Financial Statements. As a result, $150.0 million of the Company’s scheduled payments for contractual obligations as reported in its latest annual report on Form 10-K have been shifted from due in the period “4-5 years” to due in the period “after 5 years”.

         The Company’s primary source of liquidity, other than cash on hand, is the working capital line of credit discussed above and in Note 4 of the Notes to Consolidated Financial Statements. This facility has been extended until May 31, 2006 and supports $14.7 million of standby letters of credit that are renewable annually.

Contingencies

         As described in Part II, Item 1. “Legal Proceedings”, the State of California has obtained a preliminary injunction in July 2002, in a case brought against the Company, Pearle Vision and other subsidiaries regarding Pearle Vision Centers and Pearle Vision Care, Inc. The terms of the injunction are not expected to have any material effect on the Company’s operations. Although we believe we are in compliance with California law and intend to continue to defend the case vigorously, we may be required to further modify our activities or might be required to pay damages and/or restitution in currently undeterminable amounts if we are not successful, the cost of which, as well as continuing defense costs might have a material adverse effect on our operating results in one or more periods.

         As described in Part II, Item 1. “Legal Proceedings”, a class action complaint was filed in a case brought against the Company’s subsidiary, Things Remembered, Inc., alleging violation of California’s wage and hour laws. The case is in its early stages and the Company intends to vigorously defend the suit. We may be required to modify our activities and pay damages and/or restitution in currently undeterminable amounts if the plaintiffs prevail, the cost of which, as well as continuing defense costs, might have a material adverse impact on our operating results in one or more periods.

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

         During the second quarter of fiscal 2002, the Company completed the transitional impairment testing of goodwill as required by SFAS 142. Based on the findings of its outside valuation advisor, the Company has concluded that there was no impairment of its goodwill at the adoption date of the new accounting standard, effective February 3, 2002.

         The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS 145). SFAS 145 states that the rescission of FASB Statement No. 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified.

         The Company will adopt SFAS 145 as of the beginning of fiscal 2003. As a result, the loss on early extinguishment of debt reported as an extraordinary item in the 13 weeks ended August 3, 2002 will be reclassified at that time. The pretax loss from the early extinguishment of debt will be presented as a separate line within total costs and expenses and the related income tax benefit will reduce the reported income tax provision.

         In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. Management has not determined the impact, if any, that this statement will have on the Company’s consolidated financial statements.

Forward-Looking Information

         Management’s goal has been to increase earnings per share in fiscal 2002 from fiscal 2001 by approximately 15% to 20%. This comparison is based on earnings before the extraordinary loss on early extinguishment of debt and with fiscal 2001 adjusted for the pro forma impacts of SFAS 142 and fiscal 2002’s estimated annual effective tax rate of 40%. Management continues to believe this goal is achievable, although given the uncertain business environment, and subject to litigation costs in California, we now expect to be in the lower end of the estimated range.

         Certain sections of this Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those forecast due to a variety of factors that can adversely affect the operating results, liquidity and financial condition, such as risks associated with the timing and achievement of improvements in the operations of the optical business, the nature and extent of disruptions of the economy from terrorist activities and from governmental and consumer responses to such acts, the success of new store openings and the rate at which new stores achieve profitability, the Company’s relationships with host stores and franchisees, the Company’s ability to select, stock and price merchandise attractive to customers, success of systems development and integration, outcome and costs associated with litigation, the performance of Pearle Europe, competition and regulation in the optical industry, integration of acquired businesses, economic, political and weather factors affecting consumer spending, operating factors affecting customer satisfaction, including manufacturing quality of optical and engraved goods, the mix of goods sold, pricing and other competitive factors, the seasonality of the Company’s business and the actual effect of implementation of new accounting standards. Forward-looking statements are made based upon management’s expectations and beliefs concerning future events impacting the Company. All forward-looking statements involve risk and uncertainty.

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

         In addition, the Company is exposed to changes in the fair value of our debt portfolio, primarily resulting from the effects of changes in interest rates. Subsequent to August 3, 2002, the Company entered into interest rate swap agreements to manage this exposure. Management believes that its use of this financial instrument is in the Company’s best interests. The Company does not enter into financial instruments for trading purposes.

Item 4. Controls and Procedures

(a)	Not applicable.

(b)	There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to management’s evaluation.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

         From time to time during the ordinary course of business, the Company is threatened with, or may become a party to a variety of legal actions and other proceedings incidental to its business.

         A complaint was filed in the Superior Court of California, County of San Diego against Cole National Corporation, its affiliates and certain of its officers by the Attorney General of the State of California on February 14, 2002 and amended on February 22, 2002. The case, State of California v. Cole National Corporation, et al., Case No. GIC783135, alleges claims for various statutory violations related to the operation of 24 Pearle Vision Centers in California. The claims include alleged untrue or misleading advertising, illegal dilation fees, unlawful advertising of eye exams, maintaining an optometrist on or near the premises by a registered dispensing optician, unlawful advertising of an optometrist, unlicensed practice of optometry, and illegal relationships among dispensing opticians, optical retailers and optometrists. The action seeks unspecified damages, restitution and injunctive relief.

         The case is in its early stages and we cannot predict with certainty its outcome or costs. In May 2002, all of the individual officer defendants were dismissed and their dismissal has been appealed by the State. The State of California moved for a preliminary injunction to enjoin certain advertising practices and from charging dilation fees. Though the State obtained a preliminary injunction in July 2002, the terms of the injunction are not expected to have any material effect on the Company’s operations. In addition, both the State and the Company have appealed the preliminary injunction. We believe we are in compliance with California law and intend to continue to defend the issues raised in the case vigorously.

         On August 14, 2002, two former store managers employed in the San Francisco area by our subsidiary, Things Remembered, Inc., filed a class action complaint in San Francisco Superior Court. The complaint alleges that the plaintiffs and the other members of the putative class (alleged to include 250 members) were improperly denied overtime compensation for more than eight hours of work per day and/or more than 40 hours of work per week in violation of California law. The action seeks unspecified damages, interest, restitution, as well as, declaratory and injunctive relief and attorneys’ fees.

Item 4. Submission of Matters to a Vote of Security Holders

         On June 13, 2002 the Company held its annual meeting of stockholders. At that meeting, the stockholders elected eight directors to serve until the next annual meeting of stockholders.

         Of the total eligible votes 16,009,403, stockholders cast votes of 13,983,576 or 87.3% of the total eligible votes. The votes cast for the election of directors were as follows:

	For	Withheld	Non-votes

Jeffrey A. Cole	13,792,217	191,359	0

Larry Pollock	13,792,945	190,631	0

Timothy F. Finley	13,799,333	184,243	0

Irwin W. Gold	13,801,455	182,121	0

Melchert F. Groot	13,801,380	182,196	0

Peter V. Handal	13,799,380	184,196	0

Charles A. Ratner	13,792,680	190,896	0

Walter J. Salmon	13,794,408	189,168	0

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. The following Exhibits are filed herewith and made a part hereof:

10.1	Letter dated April 14, 2002 from Cole National Corporation to Lawrence Hyatt.

10.2	Letter Agreement dated April 19, 2002 between Cole National Corporation and Lawrence Hyatt regarding termination of employment.

10.3	Restricted Stock Agreement between Cole National Corporation and Lawrence Hyatt dated as of July 15, 2002.

10.4	Nonqualified Stock Option Agreement between Cole National Corporation and Lawrence Hyatt dated as of July 15, 2002.

10.5	First Amendment to Credit Agreement, dated August 23, 2002, among Cole Vision Corporation, Things Remembered, Inc., and Pearle, Inc. and Canadian Imperial Bank of Commerce.

10.6	Second Amendment to Credit Agreement, dated September 13, 2002, among Cole Vision Corporation, Things Remembered, Inc., and Pearle, Inc. and Canadian Imperial Bank of Commerce.

10.7	Amendment No. 1 to the Cole National Group, Inc. Retirement Plan (Amended and Restated as of January 1, 2001), effective March 31, 2002.

10.8	Nonqualified Stock Option Agreement (1998 Plan/Time Vesting/Senior Executive) between Cole National Corporation and Jeffrey A. Cole dated as of January 25, 2002.

99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The Company filed a report on Form 8-K on June 18, 2002 disclosing the Company was replacing Arthur Andersen LLP as its independent public accountants and appointing Deloitte & Touche LLP to serve as its independent public accountants for the fiscal year 2002.

The Company filed a report on Form 8-K on June 19, 2002 disclosing the Company was replacing Arthur Andersen LLP for the Cole National Corporation 401(K) Savings Plan for Employees at Pearle Vision Centers and appointing Grant Thornton LLP to serve as its independent public accountants for the Plan for the year ending December 31, 2001.

The Company filed a report on Form 8-K on June 19, 2002 disclosing the Company was replacing Arthur Andersen LLP for the Cole National Corporation 401(K) Savings Plan and appointing Grant Thornton LLP to serve as its independent public accountants for the Plan for the year ending December 31, 2001.

The Company filed a report on Form 8-K on June 19, 2002 disclosing the Company was replacing Arthur Andersen LLP for the Cole National Corporation 401(K) Savings Plan for Employees at Former NuVision Locations and appointing Grant Thornton LLP to serve as its independent public accountants for the Plan for the year ending December 31, 2001.

The Company filed a report on Form 8-K on August 27, 2002, which attached a press release dated August 27, 2002.

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

Date: September 17, 2002

CERTIFICATION
PURSUANT TO 18 U.S.C. 1350, AS ADOPTED
PURSUANT TO SECTIONS 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jeffrey A. Cole, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Cole National Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 17, 2002

/s/ Jeffrey A. Cole Jeffrey A. Cole Chairman and CEO

CERTIFICATION
PURSUANT TO 18 U.S.C. 1350, AS ADOPTED
PURSUANT TO SECTIONS 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Lawrence E. Hyatt, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cole National Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 17, 2002

/s/ Lawrence E. Hyatt Lawrence E. Hyatt Executive Vice President and Chief Financial Officer

COLE NATIONAL
CORPORATION
FORM 10-Q
QUARTER ENDED August 3, 2002

EXHIBIT INDEX

Exhibit Number	Description

10.1†	Letter dated April 14, 2002 from Cole National Corporation to Lawrence Hyatt.

10.2†	Letter Agreement dated April 19, 2002 between Cole National Corporation to Lawrence Hyatt regarding termination of employment.

10.3†	Restricted Stock Agreement between Cole National Corporation and Lawrence Hyatt dated as of July 15, 2002.

10.4†	Nonqualified Stock Option Agreement between Cole National Corporation and Lawrence Hyatt dated as of July 15, 2002.

10.5†	First Amendment to Credit Agreement, dated as of August 23, 2002, among Cole Vision Corporation, Things Remembered, Inc., and Pearle, Inc. and Canadian Imperial Bank of Commerce.

10.6†	Second Amendment to Credit Agreement, dated as of September 13, 2002, among Cole Vision Corporation, Things Remembered, Inc., and Pearle, Inc. and Canadian Imperial Bank of Commerce.

10.7†	Amendment No. 1 to the Cole National Group, Inc. Retirement Plan (Amended and Restated as of January 1, 2001), effective March 31, 2002.

10.8†	Nonqualified Stock Option Agreement (1998 Plan/Time Vesting/Senior Executive) between Cole National Corporation and Jeffrey A. Cole dated as of January 25, 2002.

99.1†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† Filed herewith.