Form 10-Q/A
period 2002-05-04
COLE NATIONAL CORP /DE/
filed 2003-05-19
CIK 769644

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A
                                (Amendment No. 2)

(MARK ONE)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 4, 2002,

                                       OR

-- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________.


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



                                 (440) 449-4100
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS YES X NO
                                      --    --

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT). YES X NO
                                                --    --

AS OF MAY 12, 2003, 16,192,769 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

================================================================================

                                EXPLANATORY NOTE

        This Amendment No. 2 to Form 10-Q is being filed by Cole National Corporation (the Company) to give effect to the restatement described in Note 9 to the accompanying Consolidated Financial Statements. See Note 9 for a summary of the effects of the restatement.


        Except for the certifications herein and Item 4 of Part I, all information contained herein is as of May 4, 2002, and does not reflect any events or changes in information, other than the restatement, that may have occurred subsequent to May 4, 2002. For a discussion of events and developments relating to periods subsequent to May 4, 2002, see the Company's reports filed with the Securities and Exchange Commission for such subsequent periods, including the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2003, which is being filed concurrently with this Form 10-Q.

         The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports available, free of charge, through its website, http://www.colenational.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q/A
                            QUARTER ENDED MAY 4, 2002
                                      INDEX


                                                                                        Page No.
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Consolidated Balance Sheets as of May 4, 2002 (as restated) and
                    February 2, 2002 (as restated)..............................             1

                 Consolidated Statements of Operations for the 13 week period ended
                 May 4, 2002 (as restated) and May 5, 2001 (as restated)........             2

                 Consolidated Statements of Cash Flows for the 13 week period ended
                 May 4, 2002 (as restated) and May 5, 2001 (as restated)........             3

                 Notes to Restated Consolidated Financial Statements............             4

         Item 2. Management's Discussion and Analysis of Financial Condition and
                 Results of Operations..........................................            17

         Item 3. Quantitative and Qualitative Disclosures about Market Risk.....            25

         Item 4. Controls and Procedures........................................            25

PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K...............................            27

         Signatures.............................................................            28

         Certifications.........................................................            29

         Exhibit Index..........................................................            31

                         PART I. - FINANCIAL INFORMATION

ITEM 1. RESTATED FINANCIAL STATEMENTS

                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)




                                                                       May 4,          February 2,
                                                                       2002                2002
                                                                   (As restated,       (As restated,
                                                                    see Note 9)         see Note 9)
                                                                    -----------         -----------
Assets
------
Current assets:
  Cash and cash equivalents                                            $  62,438         $  63,418
  Accounts receivable, less allowances of
    $4,029 and $3,228, respectively                                       45,903            41,365
  Current portion of notes receivable                                      2,897             2,824
  Inventories                                                            125,738           119,203
  Prepaid expenses and other                                              29,802            29,214
  Deferred income taxes                                                   27,326            27,252
                                                                       ---------         ---------
    Total current assets                                                 294,104           283,276

Property and equipment, at cost                                          309,970           305,419
  Less - accumulated depreciation and amortization                      (189,070)         (184,985)
                                                                       ---------         ---------
    Total property and equipment, net                                    120,900           120,434

Notes receivable, excluding current portion, less allowances of
  $4,218 and $5,209, respectively                                         20,201            20,193
Deferred income taxes                                                     27,199            27,801
Other assets                                                              52,407            52,201
Other intangibles, net                                                    45,992            46,146
Goodwill, net                                                             85,549            85,543
                                                                       ---------         ---------
    Total assets                                                       $ 646,352         $ 635,594
                                                                       =========         =========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Current portion of long-term debt                                    $     264         $     259
  Accounts payable                                                        66,657            65,124
  Accrued interest                                                         7,376             6,748
  Accrued liabilities                                                     97,246            92,577
  Accrued income taxes                                                     8,443             8,604
  Deferred revenue                                                        36,660            35,401
                                                                       ---------         ---------
    Total current liabilities                                            216,646           208,713

Long-term debt, net of discount and current portion                      284,747           284,574

Other long-term liabilities                                               23,420            22,942
Deferred revenue, long-term                                               11,932            11,049

Stockholders' equity                                                     109,607           108,316
                                                                       ---------         ---------
    Total liabilities and stockholders' equity                         $ 646,352         $ 635,594
                                                                       =========         =========



The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)



                                                          Thirteen Week Period Ended
                                                        ------------------------------
                                                             May 4,          May 5,
                                                             2002            2001
                                                        (As restated,   (As restated,
                                                         see Note 9)     see Note 9)
                                                        -------------   --------------
Net revenue                                               $ 285,441         $ 271,774

Costs and expenses:
  Cost of goods sold                                         91,522            85,177
  Operating expenses                                        185,541           177,936
  Goodwill and tradename amortization                            --             1,253
                                                          ---------         ---------
    Total costs and expenses                                277,063           264,366
                                                          ---------         ---------

Operating income                                              8,378             7,408

Interest and other (income) expense, net:
  Interest expense                                            7,042             7,599
  Interest and other (income), net                           (1,553)           (1,300)
                                                          ---------         ---------
    Total interest and other (income) expense, net            5,489             6,299
                                                          ---------         ---------

Income before income taxes                                    2,889             1,109

Income tax provision                                          2,023             2,079
                                                          ---------         ---------

Net income (loss)                                               866              (970)
                                                          =========         =========

Earnings (loss) per share:
  Basic                                                   $    0.05         $   (0.06)
  Diluted                                                 $    0.05         $   (0.06)
                                                          =========         =========

Weighted average shares:
  Basic                                                      16,128            15,834
  Diluted                                                    16,588            15,834

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)


                                                                                Thirteen Week Period Ended
                                                                                --------------------------
                                                                                  May 4,          May 5,
                                                                                   2002            2001
                                                                               (As restated,   (As restated,
                                                                                 see Note 9)     see Note 9)
                                                                               -------------   -------------
Cash flows from operating activities:
  Net income (loss)                                                               $    866         $   (970)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization                                                  9,149            9,975
      Noncash compensation                                                             608              341
      Noncash interest, foreign currency exchange (gains) losses and
        other, net                                                                  (1,015)             754
      Gain on sale of building                                                          --             (683)
      Increases (decreases) in cash resulting from changes in operating assets and liabilities:
          Accounts and notes receivable, prepaid expenses and other assets          (5,066)           3,977
          Inventories                                                               (6,483)          (7,734)
          Accounts payable, accrued liabilities and other liabilities                5,735           (4,036)
          Accrued interest                                                             628              623
          Accrued and deferred income taxes                                            363            2,334
                                                                                  --------         --------
            Net cash provided by operating activities                                4,785            4,581
                                                                                  --------         --------

Cash flows from investing activities:
  Purchases of property and equipment, net                                          (6,736)         (10,569)
  Net proceeds from sale of fixed assets                                                --            4,712
  Systems development costs                                                         (1,283)          (2,107)
  Other, net                                                                             7             (315)
                                                                                  --------         --------
            Net cash used for investing activities                                  (8,012)          (8,279)
                                                                                  --------         --------

Cash flows from financing activities:
  Repayment of long-term debt                                                          (52)            (189)
  Increase (decrease) overdraft balances                                             1,916            2,365
  Net proceeds from exercise of stock options and issuance of stock                    389               43
  Repayments (Issuance) of notes receivable - stock options
     and awards, net                                                                    --             (340)
  Other, net                                                                            (6)             (90)
                                                                                  --------         --------
            Net cash provided by financing activities                                2,247            1,789
                                                                                  --------         --------
Cash and cash equivalents:
  Net decrease during the period                                                      (980)          (1,909)
  Balance, beginning of period                                                      63,418           37,218
                                                                                  --------         --------
  Balance, end of period                                                          $ 62,438         $ 35,309
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

                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The consolidated financial statements include the accounts of Cole National Corporation ("the Parent"), its wholly owned subsidiary, Cole National Group, Inc. and its wholly owned subsidiaries (collectively referred to as "the Company"). The Company's 21% investment in Pearle Europe B.V. is accounted for using the cost method. All significant intercompany transactions have been eliminated in consolidation.

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

Nature of Operations

        The Company is a specialty service retailer operating in both host and nonhost environments, whose primary lines of business are optical products and services and personalized gifts. The Company sells its products through 2,484 company-owned retail locations and 442 franchised locations in 50 states, Canada, and the Caribbean. In connection with its optical business, the Company is a managed vision care benefits provider and claims payment administrator whose programs provide comprehensive eyecare benefits primarily marketed directly to large employers, health maintenance organizations (HMO) and other organizations. The Company has two reportable segments: Cole Vision and Things Remembered (see Note 5).

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

        Significant estimates are required in determining the allowance for uncollectible accounts, inventory reserves, depreciation, amortization and recoverability of long-lived assets, deferred income taxes, remakes and returns allowances, managed vision underwriting results, self-insurance reserves, and retirement and post-employment benefits.

Reclassifications

        Certain reclassifications have been made to prior year financial statements and the notes to conform to the current year presentation.

Revenue Recognition and Deferred Revenue

        Revenues include sales of goods and services, including delivery fees, to retail customers at company-operated stores, sales of merchandise inventory to franchisees and other outside customers, other revenues from franchisees such as royalties based on sales and initial franchise fees, and capitation and other fees associated with Cole Vision's managed vision care business.

        Revenues from merchandise sales and services, net of estimated returns and allowances, are recognized at the time of customer receipt or when the related goods are shipped direct to the customer and all significant obligations of the Company have been satisfied. The reserve for returns and allowances is calculated as a percentage of sales based on historical return percentages.

Capitation revenues are accrued when due under related contracts at the agreed upon per member, per month rates. Administrative service revenue is recognized when services are provided over the contract period and the Company's customers are obligated to pay. Additionally, the Company sells discount programs which have twelve-month terms. Revenues from discount programs are deferred and amortized over the twelve-month term.

        Additionally, the Company sells separately priced extended warranty contracts with terms of coverage of 12 and 24 months. Revenues from the sale of these contracts are deferred and amortized over the lives of the contracts, while the costs to service the warranty claims are expensed as incurred. Incremental costs directly related to the sale of such contracts, such as sales commissions and percentage rent, are deferred in prepaid expenses and charged to expense in proportion to the revenue recognized.

        Franchise revenues based on sales by franchisees are accrued as earned. Initial franchise fees are recorded as revenue when all material services or conditions relating to the sale of the franchises have been substantially performed or satisfied by the Company and when the related store begins operations.

            Things Remembered sells memberships in its Rewards Club(TM) program, which allows members to earn rebates based on their accumulated purchases. The Company defers and amortizes the membership fee revenue over the life of the membership. The rebates, which can only be used to offset the price of future customer purchases, are recognized as a reduction of revenue based on the rebates earned and the estimated future redemptions. The cumulative liability for unredeemed rebates is adjusted over time based on actual experience and trends with respect to redemption.

Managed Vision Underwriting Results

        The Company sells capitated managed vision care plans which generally have a duration of one year. Based upon its experience, the Company believes that it can predict utilization and claims experience under these plans with a high level of confidence. Underwriting results are recognized using an estimated percentage of claims revenue. Each quarter, a portion of the resulting gain is reserved for potential variances between predicted and actual results. These reserves are reconciled following the end of each plan year.

Valuation of Inventories

        Inventories are recorded at the lower of cost or market based on the first-in, first-out (FIFO) method for the optical inventories and based on the weighted average cost method for the gift inventories. The Company records a valuation reserve for future inventory cost markdowns to be taken for inventory not expected to be part of its ongoing merchandise offering. The reserve is estimated based on historical information regarding sell through for similar products. The Company records a reserve for estimated shrinkage based on various factors including sales volume, historical shrink results and current trends.

Property and Equipment

        Property and equipment are stated at cost. Repairs and maintenance costs that extend the life of the asset are capitalized. Depreciation is provided principally by using the straight-line method over the estimated useful life of the related assets, generally 2 to 10 years for furniture, fixtures and equipment, 2 to 25 years for leasehold improvements and 5 to 40 years for buildings and improvements.

Goodwill and Other Intangible Assets

         Goodwill, noncompete agreements and tradename assets were amortized over their estimated useful economic life using the straight-line method and are carried at cost less accumulated amortization. Beginning with fiscal year 2002, all goodwill and tradename amortization ceased in accordance with Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), and both goodwill and tradenames are tested at least annually for impairment. The Company adopted the first day of the fourth fiscal quarter for the annual impairment review. Other intangible assets with finite lives are amortized over their estimated useful lives based on management's estimates of the period that the assets will generate revenue.

Cash Flows

        Net cash flows from operating activities reflect cash payments (receipts) for income taxes and interest of $1,542,000 and $6,217,000, respectively, for the 13 week periods ended May 4, 2002 and ($285,000) and $6,712,000, respectively, for the 13 week periods ended May 5, 2001.

Earnings Per Common Share

         Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the periods presented. Diluted earnings per common share also includes the dilutive effect of potential common shares (primarily dilutive stock options) outstanding for the periods presented. The following represents a reconciliation from basic earnings per share to diluted earnings per share:



                                                                 Thirteen Week Period
                                                               -------------------------
                                                                 2002            2001
                                                               --------        --------
(In thousands, except for per share data)

Determination of shares:
  Average common shares outstanding                              16,128        15,834
  Assumed conversion of dilutive stock options and awards           460            --
                                                               --------        --------

Diluted average common shares outstanding                        16,588        15,834
                                                               --------        --------

Basic earnings (loss) per common share                          $   .05         $(.06)
Diluted earnings (loss) shares per common share                 $   .05         $(.06)

Total Other Comprehensive Income (Loss)

         Total other comprehensive income (loss) for the 13 week periods ended May 4, 2002 and May 5, 2001 is as follows (000's omitted):

                                              Thirteen Week Period
                                            ------------------------
                                             May 4,         May 5,
                                              2002           2001
                                            --------       --------
Net income (loss)                           $   866        $  (970)
Cumulative translation income (loss)            122           (161)
                                            --------       --------
Total other comprehensive income (loss)     $   988        $(1,131)
                                            ========       ========

(2)     GOODWILL AND OTHER INTANGIBLE ASSETS

        The Company adopted SFAS 142 in the first quarter of fiscal 2002. This statement requires that goodwill and certain intangible assets deemed to have indefinite lives will no longer be amortized, but instead, be subject to reviews for impairment annually, or more frequently if certain indicators arise. With the adoption of this statement, the Company ceased amortization of goodwill and tradenames as of February 3, 2002.

        The following table provides the comparable effects of adopting SFAS 142 for the 13 week periods ended May 4, 2002 and May 5, 2001.

                                                    Thirteen Week Period
                                                  --------------------------
                                                     May 4,          May 5,
                                                     2002            2001
                                                (As restated,   (As restated,
                                                 see Note 9)     see Note 9)
                                                  --------------------------
                                                   (Dollars in thousands)
Income (loss):
  Reported income (loss)                           $   866          $ (970)
  Goodwill amortization - Cole Vision                   --             707
  Goodwill amortization - Things Remembered             --             237
  Tradename amortization - Cole Vision                  --             309
  Related tax adjustment                                --            (170)
                                                  ---------        ---------
  Adjusted income                                  $   866          $  113
                                                  =========        =========
Basic earnings (loss) per share:
  Reported income (loss)                           $  0.05          $(0.06)
  Goodwill and tradename amortization,
    net of tax                                          --            0.07
                                                  ---------        ---------
  Adjusted income                                  $  0.05          $ 0.01
                                                  =========        =========
Diluted earnings (loss) per share:
  Reported income (loss)                           $  0.05          $(0.06)
  Goodwill and tradename amortization,
    net of tax                                          --            0.07
                                                  ---------        ---------
  Adjusted income                                  $  0.05          $ 0.01
                                                  =========        =========

           Other intangible assets consist of (dollars in thousands):

                                  2002             2001
                                --------         --------
Tradename                       $ 49,460         $ 49,460
Noncompete agreements                840              840
Contracts                          3,460            3,460
                                --------         --------
                                  53,760           53,760
Accumulated amortization          (7,768)          (7,614)
                                --------         --------
Other intangibles, net          $ 45,992         $ 46,146
                                ========         ========

        The net carrying amount of goodwill at May 4, 2002, by business segment, was $64.2 million at Cole Vision and $21.4 million at Things Remembered. The increase in the net carrying amount of $6,000 for goodwill was due to a foreign currency translation of goodwill at Cole Vision. The net carrying amount of $46.0 million for other intangibles at May 4, 2002 was primarily attributable to the Cole Vision segment. Amortization of other intangibles was $154,000 for the thirteen week periods ended May 4, 2002.

(3)      LONG-TERM DEBT

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

         The indentures pursuant to which the 8-5/8% notes and the 9-7/8% notes were issued restrict dividend payments to the Company to 50% of Cole National Group's net income after October 31, 1993, plus amounts due to the Company under a tax sharing agreement and for administrative expenses of the Company not to exceed 0.25% of Cole National Group's net revenue. The indentures also contain certain optional and mandatory redemption features and other financial covenants. Cole National Group was in compliance with these covenants at May 4, 2002.

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


(4)      CREDIT FACILITY

         The operating subsidiaries of Cole National Group, Inc. have a working capital commitment ranging from $50.0 million to $75.0 million based on Cole National Group's current debt leverage ratio described in the credit facility. This credit facility extends until January 31, 2003. Borrowings under the credit facility presently bear interest based on leverage ratios at a rate equal to, at the option of the principal operating subsidiaries of Cole National Group, either (a) the Eurodollar Rate plus 2.5% or (b) 1.5% plus the highest of (i) the prime rate, (ii) the three-week moving average of the secondary market rates for three-month certificates of deposit plus 1.0% and (iii) the federal funds rate plus 0.5%. Cole National Group pays a commitment fee of between 0.375% and 0.75% per annum on the total unused portion of the facility based on the percentage of revolving credit commitments used. The Company guarantees this credit facility.

         The credit facility requires the principal operating subsidiaries of Cole National Group to comply with various operating covenants that restrict corporate activities, including covenants restricting the ability of the subsidiaries to incur additional indebtedness, pay dividends, prepay subordinated indebtedness, dispose of certain investments or make acquisitions. The credit facility also requires the subsidiaries to comply with certain financial covenants, including covenants regarding minimum interest coverage, maximum leverage and consolidated net worth. The principal operating subsidiaries of Cole National Group were in compliance with these covenants at May 4, 2002.

         The credit facility restricts dividend payments to Cole National Group to amounts needed to pay interest on the 9-7/8% notes and the 8-5/8% notes, and certain amounts related to taxes, along with up to $8.0 million plus 0.25% of Cole National Group's consolidated net revenue annually for other direct expenses of the Company or Cole National Group.

         No borrowings under the credit facility were outstanding as of May 4, 2002 and May 5, 2001. There were no borrowings during the first quarter of fiscal 2002 and fiscal 2001.

(5)    SEGMENT INFORMATION

        Information on the Company's reportable segments is as follows (dollars in thousands):

                                                         13 Week Period Ended
                                                     ------------------------------
                                                        May 4,           May 5,
                                                         2002             2001
                                                     -------------    -------------
Net revenue:
    Cole Vision                                         $ 232,970        $ 218,829
    Things Remembered                                      52,471           52,945
                                                     -------------    -------------
        Total net revenue                               $ 285,441        $ 271,774
                                                     =============    =============

Operating income (loss):
    Cole Vision                                         $  13,291        $  11,300
    Things Remembered                                      (1,839)          (1,232)
                                                     -------------    -------------
        Total segment operating income                     11,452           10,068
    Unallocated amounts:
        Corporate expenses                                  3,074            2,660
                                                     -------------    -------------
    Total operating income                                  8,378            7,408
    Interest and other (income) expense, net                5,489            6,299
                                                     -------------    -------------
    Income before income taxes                           $  2,889         $  1,109
                                                     =============    =============

(6)    COMMITMENTS AND CONTINGENCIES

        The Company leases a substantial portion of its computers, equipment and facilities including laboratories, office and warehouse space, and retail store locations. These leases generally have initial terms of up to 10 years and often contain renewal or purchase options. Operating and capital lease obligations are based upon contractual minimum rates and, in most leases covering retail store locations, additional rents are payable based on store sales. In addition, Cole Vision operates departments in various host stores paying occupancy costs solely as a percentage of sales under agreements containing short-term cancellation clauses. Generally, the Company is required to pay taxes and normal expenses of operating the premises for laboratory, office, warehouse and retail store leases; the host stores pay these expenses for departments operated on a percentage-of-sales basis.

        The Company guarantees future minimum lease payments for certain store locations leased directly by franchisees. These guarantees totaled approximately $13.7 million and $14.2 million as of February 2, 2002 and May 4, 2002. Performance under a guarantee by the Company is triggered by default of a franchisee in their lease commitment. Generally, these guarantees also extend to payments of taxes and other normal expenses payable under these leases, the amounts of which are not readily quantifiable.

        Agreements between HAL, the Company and members of Pearle Europe management require HAL and the Company to periodically offer to purchase Pearle Europe shares held by the members of Pearle Europe Management. These offers are required to be made (1) not later than September 3, 2003, (2) in May 2005, and
(3) biannually in May commencing in 2007. The obligations to fund the purchase of any shares as to which the offer to purchase is accepted are pro rata to HAL and to the Company based on their respective ownership interests on the date of the offer. HAL and the Company have not yet agreed on the price to offer this year or on the process to agree to the price or on the source of funding for any purchases. Funds could be derived from payments by Pearle Europe, from the separate resources of HAL and the Company, or from financings. In the event that all of Pearle Europe's managers who are entitled to receive an offer to purchase their shares were to accept that offer, the resulting obligation to the Company could be material. The Company believes that it will have sufficient liquidity to meet the obligation, if any, that may result from their commitment in fiscal 2003.

(7)    SUBSEQUENT EVENTS

        On May 22, 2002, Cole National Group issued $150.0 million of 8-7/8% Senior Subordinated Notes that mature on May 15, 2012. Interest on the notes is payable semi-annually on each May 15 and November 15, commencing November 15, 2002.

        Net proceeds from the 8-7/8% note offering, together with cash on hand, were used to retire $150.0 million of 9-7/8% Senior Subordinated Notes due 2006 and pay premiums and other costs associated with retiring those notes. The Company anticipates that its second quarter results will include an extraordinary loss on early extinguishment of debt of approximately $7.2 million, net of an income tax benefit of approximately $3.9 million, representing the payment of premiums and other costs of retiring the notes and the write-offs of unamortized discount and deferred financing fees.

        On August 22, 1997, Cole National Group issued $125.0 million of 8-5/8% Senior Subordinated Notes that mature in 2007 with no earlier scheduled redemption or sinking fund payments. Interest on the 8-5/8% notes is payable semi-annually on February 15 and August 15.

        The 8-5/8% notes and the 8-7/8% notes are general unsecured obligations of Cole National Group, subordinated in right of payment to senior indebtedness of Cole National Group and senior in right of payment to any current or future subordinated indebtedness of Cole National Group.

        The indentures pursuant to which the 8-5/8% notes and the 8-7/8% notes were issued restrict dividend payments to the Company to 50% of Cole National Group's net income after August 2, 1997, plus amounts due to the Company under a tax allocation agreement and for administrative expenses of the Company not to exceed 0.25% of Cole National Group's net revenue. The indentures also contain certain optional and mandatory redemption features and other financial covenants. Cole National Group was in compliance with all applicable covenants at May 4, 2002.

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

(8)    LEGAL PROCEEDINGS

        In the ordinary course of business, the Company is involved in various legal other proceedings. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations, liquidity or financial position of the Company.

(9)    RESTATEMENT

        Subsequent to the issuance of the Company's consolidated financial statements for the second quarter of fiscal 2002, the Company determined it needed to restate its previously issued financial statements for numerous items, each of which is an "error" within the meaning of Accounting Principles Board
(APB) Opinion No. 20, "Accounting Changes". In addition to the restatement of its annual financial statements, the Company has also restated its previously issued quarterly financial statements.

Recognition of Revenues Earned on the Sale of Extended Warranty Contracts. Customers purchasing eyeglasses from the Company's retail stores are offered the option of buying a warranty for up to two years, paying in full for the warranty at the time of sale. The Company historically recognized the revenue at the time of the sale. The Company has made restatement adjustments to record the warranty payment received at the time of the sale as deferred revenue and recognizes the revenue on a straight-line basis over the warranty period.

Other Revenue Recognition Adjustments. Previously, the Company recognized certain sales transactions as revenue when the customer placed the order and a deposit was taken. Restatement adjustments were made to defer such revenue until customer receipt or when the related goods were shipped direct to the customer and all significant obligations of the Company were satisfied. In addition, revenue adjustments have been made to establish adequate allowances for returns and remakes. Historically, the Company had recorded returns and remakes based on actual product returned during the period.

Valuation of Long-lived Assets. Historically, the Company did not consider certain mature stores with negative cash flows in its asset impairment tests. In addition, in testing for SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121), the Company did not allocate goodwill to the respective stores. As part of the restatement, the Company applied a methodology which includes all mature stores in its asset impairment tests and includes an allocation of goodwill for years prior to fiscal 2002. The restated financial statements also reflect the recognition of losses on the disposal of fixed assets in the appropriate periods. Additional adjustments were made to record depreciation expense for certain depreciable fixed assets which were not previously being depreciated. Also included is an adjustment to record capital lease assets and the corresponding lease obligation for leases that had previously been accounted for as operating leases.

Inventories and Cost of Goods Sold. The Company's restated financial statements reflect adjustments relating to inventories and cost of goods sold primarily to
(i) recognize obsolescence reserves in appropriate periods and amounts, correct calculation errors and recognize certain inventory costs in appropriate periods and (ii) reflect certain vendor allowances previously recorded in operations but not yet earned as a reduction in the inventory balances.

Accruals for Operating Expenses. Historically, the Company did not always record changes in estimates in the period of change, and established accruals for certain expenses that had not yet been incurred. The restated financial statements reflect adjustments to recognize certain operating expenses in the period in which they were incurred and to record the corresponding liability for those items not paid at the end of the period. Such operating expenses primarily consist of advertising, self-insurance, IBNR claims, retirement and post employment benefits, vacation, allowance for uncollectible accounts and miscellaneous operating expenses.

1998 Settlement from Former Owner of Pearle. The Company's 1998 financial statements included the recognition of $6.0 million of income from a $13.0 million cash settlement with the former owner of Pearle. The terms of the related agreement included the settlement of certain claims and indemnifications associated with the purchase agreement. In addition, as part of the settlement, the Company agreed to assume certain contingent liabilities from the former owner. The restated financial statements reflect the treatment of this $6.0 million from the settlement as an adjustment to the purchase price of Pearle, thereby reducing the goodwill that was established in connection with the Pearle acquisition and associated amortization expense.

Investment in Pearle Europe. The Company owns a 21% equity interest in Pearle Europe, B.V. ("Pearle Europe") which operates a retail optical business in Europe. HAL Holding N.V. ("HAL"), a Dutch investment Company, owns 68% of Pearle Europe and individual members of Pearle Europe's management own the remaining 11%. The Company has owned its interest in Pearle Europe and predecessor companies since 1996. The Company has historically accounted for its investment in Pearle Europe under the equity method, pursuant to which the Company's net income has included its equity share in Pearle Europe's earnings. Under APB Opinion 18 "The Equity Method of Accounting for Investments in Common Stock," use of the equity method is appropriate when an investor has the ability to exercise significant influence over the operating and financial policies of the investee.

The Company has one of five seats on Pearle Europe's Supervisory Board, and the Pearle Europe management shareholders control one seat. HAL controls two seats, and appoints the President of the Supervisory Board, with the consent of the Company. Between 1996 and June 2000, the contractual arrangements between the parties gave the Company the ability to exercise significant influence over the operating and financial policies of Pearle Europe. In Pearle Europe's early years, the Company provided management advice and support. The contractual relationships between the parties changed significantly in June 2000, so that the Company no longer has the ability to exercise significant influence over the operating and financial policies of the investee. The restated financial statements reflect a change in the Company's method of accounting for its investment in Pearle Europe from the equity method of accounting to the cost method of accounting beginning with the third quarter of 2000. Under the cost method, the Company has recorded its investment in the Pearle Europe shares at the carrying value as of the end of the second quarter fiscal 2000. Starting at the same time, the Company included foreign currency gains and losses related to the Pearle Europe notes in net income. The Company will recognize as income any dividends received from Pearle Europe that are distributed from Pearle Europe's net accumulated earnings.

Deferred Income Taxes and Income Tax Liabilities. The Company reviewed all of its temporary differences and loss and tax credit carryforwards, and made adjustments to its deferred tax assets and liabilities. Adjustments were made to provide for state and local income tax deferred tax assets and liabilities, which were previously not recorded. The Company evaluated the adequacy of the tax liabilities established for the current and open tax years and adjusted the amounts maintained in the tax liability accounts. Also included is the tax effect of the restatement items.

        Summary. This Form 10-Q for the quarterly period ended May 4, 2002 is being filed at the completion of the restatement process, and at the same time as the filing of the Company's Form 10-K for the fiscal year ended February 1, 2003. The comparative financial information for the prior year set forth in the financial statements of this Form 10-Q have been restated.

CONSOLIDATED BALANCE SHEET AS OF MAY 4, 2002

                                                                   As
                                                               Previously
                                                                Reported   Adjustments  As Restated
                                                                --------   -----------  -----------
                                                                     (Dollars in thousands)
ASSETS
Current assets:
    Cash and cash equivalents                                  $  62,560    $    (122)   $  62,438
    Accounts receivable, net of allowances                        46,245         (342)      45,903
    Current portion of notes receivable                            2,897            -        2,897
    Inventories                                                  118,832        6,906      125,738
    Refundable income taxes                                          472         (472)           -
    Prepaid expenses and other                                    21,859        7,943       29,802
    Deferred income taxes                                            547       26,779       27,326
                                                             -------------------------------------
        Total current assets                                     253,412       40,692      294,104

Property and equipment, at cost                                  300,104        9,866      309,970
    Less - accumulated depreciation and amortization            (177,531)     (11,539)    (189,070)
                                                             -------------------------------------
        Total property and equipment, net                        122,573       (1,673)     120,900


Notes receivable, excluding current portion, less allowances      19,381          820       20,201
Deferred income taxes and other assets                            73,750        5,856       79,606
Other intangibles, net                                                 -        3,000        3,000
Tradenames, net                                                   42,992            -       42,992
Goodwill, net                                                    103,557      (18,008)      85,549
                                                             -------------------------------------
        Total assets                                           $ 615,665    $  30,687    $ 646,352
                                                             =====================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                          $      64    $     200    $     264
    Accounts payable                                              61,044        5,613       66,657
    Accrued interest                                               7,466          (90)       7,376
    Accrued liabilities and deferred revenues                     82,812       51,094      133,906
    Accrued income taxes                                           2,148        6,295        8,443
                                                             -------------------------------------
        Total current liabilities                                153,534       63,112      216,646

Long term debt, net of discount and current portion              284,346          401      284,747
Other long term liabilities                                       16,759       18,593       35,352

Stockholders' equity                                             161,026      (51,419)     109,607

                                                             -------------------------------------
        Total liabilities and stockholders' equity             $ 615,665    $  30,687    $ 646,352
                                                             =====================================

CONSOLIDATED BALANCE SHEET AS OF FEBRUARY 2, 2002

                                                                   As
                                                               Previously
                                                                Reported   Adjustments  As Restated
                                                                --------   -----------  -----------
                                                                      (Dollars in thousands)
ASSETS
Current assets:
    Cash and cash equivalents                                  $  63,656    $    (238)   $  63,418
    Accounts receivable, net of allowances                        39,609        1,756       41,365
    Current portion of notes receivable                            2,926         (102)       2,824
    Inventories                                                  111,098        8,105      119,203
    Refundable income taxes                                          502         (502)           -
    Prepaid expenses and other                                    22,757        6,457       29,214
    Deferred income taxes                                            477       26,775       27,252
                                                             -------------------------------------
        Total current assets                                     241,025       42,251      283,276

Property and equipment, at cost                                  297,649        7,770      305,419
    Less - accumulated depreciation and amortization            (174,300)     (10,685)    (184,985)
                                                             -------------------------------------
        Total property and equipment, net                        123,349       (2,915)     120,434


Notes receivable, excluding current portion, less allowances      19,056        1,137       20,193
Deferred income taxes and other assets                            74,220        5,782       80,002
Other intangibles, net                                                 -        3,154        3,154
Tradenames, net                                                   42,992            -       42,992
Goodwill, net                                                    103,552      (18,009)      85,543
                                                             -------------------------------------
        Total assets                                           $ 604,194    $  31,400    $ 635,594
                                                             =====================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                          $      85    $     174    $     259
    Accounts payable                                              57,647        7,477       65,124
    Accrued interest                                               6,539          209        6,748
    Accrued liabilities and deferred revenues                     79,722       48,256      127,978
    Accrued income taxes                                           3,501        5,103        8,604
                                                             -------------------------------------
        Total current liabilities                                147,494       61,219      208,713

Long term debt, net of discount and current portion              284,318          256      284,574
Other long term liabilities                                       16,775       17,216       33,991

Stockholders' equity                                             155,607      (47,291)     108,316

                                                             -------------------------------------
        Total liabilities and stockholders' equity             $ 604,194    $  31,400    $ 635,594
                                                             =====================================

FOR THE QUARTER ENDED MAY 4, 2002
                                                                      As Previously
                                                                         Reported        Adjustments      As Restated
                                                                      --------------    -------------   ---------------
                                                                          (In thousands, except per share amounts)
Net revenue                                                              $  290,109       $  (4,668)        $  285,441

Cost and expenses:
     Cost of goods sold                                                      95,648          (4,126)            91,522
     Operating expenses                                                     183,387           2,154            185,541
     Goodwill and tradename amortization                                          -               -                  -
                                                                      --------------    -------------   ---------------
          Total costs and expenses                                          279,035          (1,972)           277,063
                                                                      --------------    -------------   ---------------

Operating income (loss)                                                      11,074          (2,696)             8,378

Interest and other (income) expense:
     Interest expense                                                         7,129             (87)             7,042
     Interest and other (income)                                               (633)           (920)            (1,553)
                                                                      --------------    -------------   ---------------
          Total interest and other (income) expense, net                      6,496          (1,007)             5,489
                                                                      --------------    -------------   ---------------

Income (loss) before income taxes                                             4,578          (1,689)             2,889

Income tax provision (benefit)                                                1,831             192              2,023
                                                                      --------------    -------------   ---------------

Income (loss) after taxes                                                     2,747          (1,881)               866

Equity in net income of Pearle Europe                                           796            (796)                 -
                                                                      --------------    -------------   ---------------

Net income (loss)                                                         $   3,543       $  (2,677)          $    866
                                                                      ==============    =============   ===============


Earnings (loss) per common share:
     Basic                                                                $    0.22        $  (0.17)         $    0.05
     Diluted                                                              $    0.22        $  (0.17)         $    0.05
                                                                      ==============    =============   ===============

FOR THE QUARTER ENDED MAY 5, 2001
                                                                      As Previously
                                                                         Reported        Adjustments     As Restated
                                                                      --------------    -------------   -------------
                                                                         (In thousands, except per share amounts)
Net revenue                                                               $ 270,291        $  1,483       $ 271,774

Cost and expenses:
     Cost of goods sold                                                      87,722          (2,545)         85,177
     Operating expenses                                                     173,903           4,033         177,936
     Goodwill and tradename amortization                                      1,462            (209)          1,253
                                                                      --------------    -------------   -------------
          Total costs and expenses                                          263,087           1,279         264,366
                                                                      --------------    -------------   -------------

Operating income                                                              7,204             204           7,408

Interest and other (income) expense:
     Interest expense                                                         7,058             541           7,599
     Interest and other (income)                                             (1,339)             39          (1,300)
                                                                      --------------    -------------   -------------
          Total interest and other (income) expense, net                      5,719             580           6,299
                                                                      --------------    -------------   -------------

Income (loss) before income taxes                                             1,485            (376)          1,109

Income tax provision                                                            788           1,291           2,079
                                                                      --------------    -------------   -------------

Income (loss) after taxes                                                       697          (1,667)           (970)

Equity in net income (loss) of Pearle Europe                                    (52)             52               -
                                                                      --------------    -------------   -------------

Net income (loss)                                                         $     645        $ (1,615)      $    (970)
                                                                      ==============    =============   =============


Earnings (loss) per common share:
     Basic                                                                $    0.04        $  (0.10)      $   (0.06)
     Diluted                                                              $    0.04        $  (0.10)      $   (0.06)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        As discussed in Note 9 to the Consolidated Financial Statements, the Company's financial statements have been restated. See Note 9 to the Notes to Consolidated Financial Statements, for a summary of the significant effects of the restatement. The following discussion of the Company's financial condition and results of operations gives effect to the restatement and should be read in conjunction with the Consolidated Financial Statements and related notes.

OVERVIEW

        Cole National, primarily through the subsidiaries owned by its direct subsidiary, Cole National Group, Inc., is a leading provider of optical products and services and personalized gifts. The Company sells its products and services through 2,484 company-owned retail locations and 442 franchised locations in 50 states, Canada and the Caribbean.

        Fiscal years end on the Saturday closest to January 31 and are identified according to the calendar year in which they begin. For example, the fiscal year ended February 2, 2002 is referred to as "fiscal 2001." The current fiscal year, which ends February 1, 2003, is referred to as "fiscal 2002." Fiscal 2002 and fiscal 2001 each consisted of 52 weeks.

        The Company has two reportable segments, Cole Vision and Things Remembered. Most of Cole Vision's revenue represents sales of prescription eyewear, accessories and services through its Cole Licensed Brands and Pearle Vision retail locations. Cole Vision revenue also includes sales of merchandise to franchisees, royalties based on franchise sales, initial franchise fees for Pearle Vision and capitation revenue, administrative service fee revenue and discount program service fees from its Cole Managed Vision business.

        Things Remembered's revenue represents sales of engraveable gift merchandise, personalization and other services primarily through retail in-line stores and kiosks. Things Remembered revenue also includes direct sales through its e-commerce site, http://www.ThingsRemembered.com, sales through Things Remembered catalogs and through affiliate programs direct to businesses.

RESULTS OF OPERATIONS

        The following schedule sets forth certain operating information for the first quarter fiscal 2002 and fiscal 2001. This schedule and subsequent discussions should be read in conjunction with the consolidated financial statements included in this Form 10-Q/A.

                                                             First Quarter
                                                    ----------------------------
                                                        2002            2001           Change
                                                    ------------    ------------    ------------
                                                         (Dollars in millions)
Net revenue:
    Cole Vision                                         $ 232.9         $ 218.8             6.4 %
    Things Remembered                                      52.5            53.0            (0.9)
                                                    ------------    ------------
        Total net revenue                               $ 285.4         $ 271.8             5.0 %

Gross margin:
    Cole Vision                                         $ 155.2         $ 148.2             4.7 %
    Things Remembered                                      38.7            38.4             0.8
                                                    ------------    ------------
        Total gross margin                              $ 193.9         $ 186.6             3.9 %

Operating expenses:
    Cole Vision                                         $ 141.9         $ 135.9             4.4 %
    Things Remembered                                      40.5            39.3             3.1
    Unallocated corporate                                   3.1             2.7            14.8
                                                    ------------    ------------
        Total operating expense                         $ 185.5         $ 177.9             4.3 %

Goodwill and tradename amortization
    Cole Vision                                         $     -         $   1.0          (100.0) %
    Things Remembered                                         -             0.3          (100.0)
                                                    ------------    ------------
        Total goodwill and tradename amortization       $     -         $   1.3          (100.0) %

Operating income (loss):
    Cole Vision                                         $  13.3         $  11.3            17.7 %
    Things Remembered                                      (1.8)           (1.2)           50.0
    Unallocated corporate expenses                         (3.1)           (2.7)           14.8
                                                    ------------    ------------
        Total operating income (loss)                   $   8.4         $   7.4            13.5 %
                                                    ============    ============

Percentage of net revenue:
    Gross margin                                           67.9 %          68.7 %          (0.7)
    Operating expenses                                     65.0            65.5            (0.5)
    Goodwill and tradename amortization                       -             0.5            (0.5)
                                                    ------------    ------------
        Operating income                                    2.9 %           2.7 %           0.2
                                                    ============    ============


Number of retail locations at the end
    of the period
        Cole Licensed Brands                              1,286           1,185
        Pearle company-owned                                422             438
        Pearle franchised                                   442             421
                                                    ------------    ------------
            Total Cole Vision                             2,150           2,044
        Things Remembered                                   776             781
                                                    ------------    ------------
            Total Cole National                           2,926           2,825
                                                    ============    ============

        As used in Item 2 of this Form 10-Q/A, same-store sales growth is a non-GAAP financial measure, which includes deferred warranty sales on a cash basis and does not reflect provisions for returns and remakes and certain other items. The Company's current systems do not gather data on these items on an individual store basis. Adjustments to the cash basis sales information accumulated at the store level are made for these items on an aggregate basis. As a retailer, the Company believes that a measure of same-store sales performance is important for understanding its operations. The Company calculates same store sales for stores opened for at least twelve months. A reconciliation of same-store sales to revenue is presented in the section "Reconciliation of Same-Store Sales Growth". Same-Store Sale Growth follows:


                                                             2002
                                                        ---------------
                                                         First Quarter
                                                        ---------------

Cole Licensed Brands (U.S.)                                  3.5%
Pearle company-owned (U.S.)                                 10.6%
     Total Cole Vision                                       5.8%
Things Remembered                                           (3.0%)
     Total Cole National                                     3.9%

Pearle franchise stores (U.S.)                               5.9%


        Same store sales for Pearle U.S. franchise stores is a non-GAAP financial measure that is provided for comparative purposes only. The Company believes that its franchisees' method of reporting sales is consistent on a year-to-year basis.

FIRST QUARTER FISCAL 2002 COMPARED TO FIRST QUARTER FISCAL 2001

CONSOLIDATED OPERATIONS

        Total revenues were $285.4 million in the first quarter of fiscal 2002, compared with $271.8 million in the same period of fiscal 2001. Total revenues increased 5.0% in the first quarter, primarily attributable to a 3.9% increase in same store sales, an increase in the number of Target Optical stores open, and an increase from managed vision care programs.

        Gross margin was $193.9 million in the first quarter of fiscal 2002, compared with $186.6 million in the same period of fiscal 2001, an increase of 3.9%. The gross margin dollar increase was primarily attributable to improvements in net revenue at Cole Vision. The gross margin rate for the first quarter was 67.9%, compared to 68.7% for the first quarter 2001. The decrease in gross margin rate was attributable to declines in gross margin rate at Cole Vision, offset by improvements at Things Remembered. Gross margin rate at Cole Vision decreased 1.1%, with declines occurring at both vision retail businesses (further discussion is included in the Cole Vision segment). The increase in gross margin rate at Things Remembered was due to increases in the average dollar sale.

        Operating expenses were $185.5 million in the first quarter of fiscal 2002, compared with $177.9 million in the same period of fiscal 2001, an increase of 4.3%. The increase in operating expense was primarily due to costs incurred to support the increases in net revenue and the number of Target Optical stores opened in the past twelve months and the increase in net revenue at Cole Managed Vision.

        The Company adopted SFAS 142 "Goodwill and Other Tangible Assets", (SFAS
142), in the first quarter of fiscal 2002. SFAS 142 requires that goodwill and certain intangibles deemed to have indefinite lives no longer be amortized, but instead, will be subject to annual reviews for impairment. With the adoption of this statement, the Company ceased amortization of goodwill and tradenames as of February 3, 2002. The Company recorded a $1.3 million goodwill and tradename amortization charge in the first quarter of fiscal 2001.

        Operating income was $8.4 million in the first quarter of fiscal 2002, compared to an operating income of $7.4 million in the same period of fiscal 2001. Improvements at Cole Vision were partially offset by a decline in operating income at Things Remembered.

        Interest and other (income) expense, net, was $5.5 million for the first quarter of fiscal 2002, compared to $6.3 million for the comparable period of fiscal 2001. The Company recorded a transaction gain of $0.7 million related to its investment in notes and interest receivable from Pearle Europe in the first quarter of fiscal 2002. This compared to a transaction loss of $0.6 million for the comparable period of fiscal 2001. This was partially offset by a $0.7 million gain from the sale of a Dallas, Texas office facility in the first quarter of fiscal 2001.

        The lower effective tax rate in 2002 was primarily due to the elimination of goodwill amortization pursuant to the new accounting standard and a reduction in the provision for valuation allowances related to deferred tax assets for charitable contribution carryforwards.

COLE VISION SEGMENT

        Cole Vision revenues were $232.9 million in the first quarter of fiscal 2002, compared with $218.8 million in the comparable period of fiscal 2001, an increase of 6.4%. Same-store sales for the first quarter of fiscal 2002 increased 3.5% at Cole Licensed Brands and 10.6% at Pearle Vision company-owned stores. Same-store sales at Cole Licensed Brands reflected an increase in the average spectacle selling price, as unit sales decreased slightly. At Pearle Vision, the increase in same-store sales at company-owned units was driven primarily by an increase in the number of transactions, with a modest increase in average spectacle selling price.

        Gross margin as a percentage of net revenue decreased by 1.1 percentage points at Cole Vision and was impacted by a program to price contact lenses more competitively in order to gain market share, the mix of frames selected by Sears Optical customers, and an increase in product sold to Pearle franchisees. Partially offsetting these factors were the increase in average spectacle selling price and growth in managed vision care claims and fee revenue. Product sales to franchisees carry a lower margin but offer benefits for the Company, including helping franchise same-store sales and producing a more uniform merchandise assortment and consistent brand look across all stores.

        Operating expenses as a percent of sales declined at Cole Vision by 1.2% in the first quarter of fiscal 2002, compared to the comparable period of fiscal 2001. The reduction in operating expense percent was due to the timing of planned advertising spending compared to the prior year. A decision was made to shift a portion of advertising from the first quarter to the second quarter of the year in anticipation of a Pearle anniversary event. In addition, operating expenses as a percent of sales were lower at Cole Managed Vision due to a reduction of the processing cost per claim.

        Operating income at Cole Vision improved to $13.3 million in the first quarter of fiscal 2002, compared to $11.3 million in the comparable period of fiscal 2001. The revenue increase of $14.1 million and the cessation of goodwill and tradename amortization were the primary drivers of the increase in operating income.

THINGS REMEMBERED SEGMENT

        Things Remembered sales were $52.5 million in the first quarter of fiscal 2002, compared with $53.0 million in the comparable period of fiscal 2001, a 0.9% decrease. Same-store sales declined 3.0% as fewer transactions offset the increase in average selling price resulting from sales of new merchandise at higher average unit prices, higher revenue from merchandise personalization, and less merchandise sold at clearance prices.

        Gross margin as a percent of sales increased 1.2% in the first quarter of fiscal 2002 compared to the comparable period of fiscal 2001, primarily from the improvement in average selling price.

        At Things Remembered, operating expenses grew 3.1% on declining sales. Store rent and occupancy charges increased $1.0 million in the first quarter due to increases in insurance, taxes and other common area charges.

        Operating loss for the first quarter of 2002 was $1.8 million compared to a loss of $1.2 million in the comparable period of 2001. The decrease in sales and higher mall occupancy costs were the primary causes of the increase in operating loss.

RECONCILIATION OF SAME-STORE GROWTH

        Same-store sales growth is a non-GAAP financial measure, which includes deferred warranty sales on a cash basis and does not reflect provisions for returns and remakes and certain other items. The Company's current systems do not gather data on these items on an individual store basis. Adjustments to the cash basis sales information accumulated at the store level are made for these items on an aggregate basis. As a retailer, the Company believes that a measure of same-store performance is important for understanding its operations. The Company calculates same-store sales for stores opened for at least twelve months. A reconciliation of same-store sales to revenue reported on a GAAP basis follows:

                                                     2002
                                              --------------------
                                                 First Quarter
                                              --------------------
                                                 (In thousands)

Current year same-store sales                            $249,794
Prior year same-store sales                               240,341
Percent Change                                                3.9%

Current year same-store sales                             249,794

Adjustment for:
   Sales at new and closed stores                           8,563
   Extended warranties                                     (2,141)
   Order vs. customer receipt                              (2,966)
   Returns, remakes and refunds                            (1,167)
   Other                                                       39
                                              --------------------
        Store sales                                       252,122

Nonstore revenues                                          41,239

Intercompany eliminations                                  (7,920)
                                              --------------------

GAAP Basis Net Revenue                                   $285,441
                                              ====================




LIQUIDITY AND CAPITAL RESOURCES

         The operating subsidiaries of Cole National Group, Inc. have a working capital commitment ranging from $50.0 million to $75.0 million based on Cole National Group's current debt leverage ratio described in the credit facility. This credit facility extends until January 31, 2003. There were no working capital borrowings outstanding at any time during the first three months of fiscal 2002 or fiscal 2001. Cole National Group and its principal operating subsidiaries are in compliance with all credit facility covenants as of May 4, 2002.

         At May 4, 2002, $150.0 million of 9-7/8% Senior Subordinated Notes and $125.0 million of 8-5/8% Senior Subordinated Notes were outstanding. The 9-7/8% notes and the 8-5/8% notes are unsecured and mature December 31, 2006 and August 15, 2007, respectively, with no earlier scheduled redemption or sinking fund payment. Interest on the 9-7/8% notes is payable semi-annually on each June 30 and December 31, while the interest on the 8-5/8% notes is payable semi-annually on each February 15 and August 15.

         The indentures pursuant to which the 9-7/8% notes and the 8-5/8% notes were issued contain certain optional and mandatory redemption features and other financial covenants, including restrictions on the ability of Cole National Group to pay dividends or make other restricted payments to Cole National Corporation. The indentures permit dividend payments to Cole National Corporation equal to one-half of Cole National Group's consolidated net income, provided that no default or event of default has occurred under the indentures and that Cole National Group has met a specified fixed charge coverage ratio test. The indentures also permit payments to Cole National Corporation for certain tax obligations and for administrative expenses not to exceed 0.25% of net sales. See Note 4 of the Notes to Consolidated Financial Statements. The Company may from time to time purchase its outstanding notes in the open market or refinance them depending on capital market conditions.

         No significant principal payment obligations are due under Cole National's outstanding indebtedness until 2004, when a $5.0 million principal payment is due under a 5.0% promissory note. The ability of the Company and its subsidiaries to satisfy their obligations will be primarily dependent upon future financial and operating performance of the subsidiaries and upon Cole National's ability to renew or refinance borrowings or to raise additional capital through equity financing or sales of assets.

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

        Operations for the first three months provided $4.8 million of cash in fiscal 2002 compared with $4.6 million in fiscal 2001. Improvements in operating results were offset by lower depreciation and amortization and changes in exchange gain and losses. The Company recorded transaction gains of $0.7 million on its investment in notes and interest receivable from Pearle Europe in the first quarter of fiscal 2002 compared to transaction losses of $0.6 million in the first quarter of fiscal 2001. Changes in working capital resulted in a use of funds of $4.8 million in fiscal 2002, compared to a use of funds of $4.8 million in fiscal 2001. Changes in receivables and other assets resulted in a use of funds of $5.1 million in fiscal 2002 compared to a source of funds of $4.0 million in fiscal 2001. The increase in receivables was primarily due to increases in sales and corresponding receivables at Cole Vision. Changes in accounts payable and other liabilities resulted in a source of cash of $5.7 million in fiscal 2002 compared to a use of cash of $4.0 million in fiscal 2001. The benefit of the increase in payables and other liabilities was due to timing of purchases and payments and to increases in deferred warranties.

        Net cash from investing activities resulted in a use of funds of $8.0 million for the first three months of fiscal 2002 compared to a use of funds totaling $8.3 million in the comparable period of fiscal 2001. Capital expenditures, which accounted for most of the cash used for investing, were $6.7 million and $10.6 million in fiscal 2002 and fiscal 2001, respectively. The majority of capital expenditures were for store fixtures, equipment and leasehold improvements for new stores and remodeling of existing stores. The reduction in capital expenditures reflects the Company's decision to limit fiscal 2002 Target Optical store openings to Super Target stores. Expenditures for systems development costs totaled $1.3 million and $2.1 million for the first three months of fiscal 2002 and fiscal 2001, respectively. In fiscal 2001, net proceeds of $4.7 million were received from the sale of a Dallas office facility.

        The Company believes that funds provided from operations, including cash on hand, along with funds available under the credit facility will provide adequate sources of liquidity to allow its operating subsidiaries to continue to expand the number of stores and to fund capital expenditures and system development costs.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL COMMITMENTS

        The Company leases a substantial portion of its equipment and facilities including laboratories, office and warehouse space, and retail locations. In addition, Cole Vision operates departments in various host stores and pays occupancy costs solely as a percentage of sales. A more complete discussion of the Company's lease and license commitments is included in Note 6 of the Notes to Consolidated Financial Statements.

        The Company guarantees future minimum lease payments for certain store locations leased directly by Pearle franchisees. The term of these guarantees range from one to ten years of which many are limited to periods that are less than the full term of the leases involved. A more complete discussion of the Company's guarantees is included in Note 6 of the Notes to Consolidated Financial Statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

        The Company adopted SFAS 142, "Goodwill and Other Intangible Assets" (SFAS 142) in the first quarter of fiscal 2002. This statement requires that goodwill and certain intangible assets deemed to have indefinite useful lives no longer be amortized, but instead be subject to at least an annual review for impairment. With the adoption of this statement, the Company ceased amortization of goodwill and tradenames as of February 3, 2002. Amortization of goodwill and tradenames totaled $5.0 million in fiscal 2001.

        The Company will complete the transitional impairment testing of goodwill as required by SFAS 142 during the second quarter of fiscal 2002. The Company has elected to perform its annual tests for potential impairment as of the first day of the Company's fourth quarter.

        The Financial Accounting Standards Board (FASB) has issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections" (SFAS 145). SFAS 145 states that the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion 30 "Reporting the Results of Operations - Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for classification as an extraordinary item shall be reclassified as an operating expense. The Company will adopt SFAS 145 as of the beginning of fiscal 2003. As a result, the loss on early extinguishment of debt reported as an extraordinary item for the year ended February 1, 2003 will be reclassified at that time. The pretax loss from the early extinguishment of debt will be presented as a separate line within interest and other (income) expenses and the related income tax benefit will reduce the reported income tax provision.

        The FASB has also issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143) and SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 143 provides guidance for legal obligations arising from the retirement of long-lived assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 will be adopted during fiscal 2002 and is not expected to have a material effect on the Company's financial position or operations. SFAS 143 will be adopted during fiscal 2003 and is not expected to have a material effect on the Company's financial position or operations.

FORWARD LOOKING STATEMENTS

        The Company's expectations and beliefs concerning the future contained in this document are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those forecasted due to a variety of factors that can adversely affect the Company's operating results, liquidity and financial condition such as risks associated with potential adverse consequences of the restatement of the Company's financial statements, including those resulting from litigation or government investigations, restrictions or curtailment of the Company's credit facility and other credit situations, costs and other effects associated with the California litigation, the timing and achievement of improvements in the operations of the optical business, the results of Things Remembered, which is highly dependent on the fourth quarter holiday season, the nature and extent of disruptions of the economy from terrorist activities or major health concerns and from governmental and consumer responses to such situations, the actual utilization of Cole Managed Vision funded eyewear programs, the success of new store openings and the rate at which new stores achieve profitability, the Company's ability to select, stock and price merchandise attractive to customers, success of systems development and integration, competition in the optical industry, integration of acquired businesses, economic and weather factors affecting consumer spending, operating factors affecting customer satisfaction, including manufacturing quality of optical and engraved goods, the Company's relationships with host stores and franchisees, the mix of goods sold, pricing and other competitive factors, and the seasonality of the Company's business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's major market risk exposure is to changes in foreign currency exchange rates in Canada and in Euros, which could impact its results of operations and financial condition. Foreign exchange risk arises from the Company's exposure to fluctuations in foreign currency exchange rates because the Company's reporting currency is the United States dollar. Management seeks to minimize the exposure to foreign currency fluctuations through natural internal offsets to the fullest extent possible.

ITEM 4. CONTROLS AND PROCEDURES

(a) Immediately following the Signature section of this Quarterly Report are certifications of the Company's Chief Executive Officer and Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certification"). This portion of our Quarterly Report on Form 10-Q is our disclosure of the results of our control evaluation referred to in paragraphs (4), (5) and (6) of the Section 302 Certification and should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.

         In November 2002, the Company determined it needed to restate its previously issued financial statements for the timing of the recognition of revenues earned on the sale of extended warranty contracts. The Company issued a press release on November 26, 2002 announcing the restatement of its historical consolidated financial statements beginning with its 1998 fiscal year. The Company subsequently determined that it needed to make other changes to previously issued financial statements in addition to the timing of the recognition of warranty revenues. The adjustments have a significant negative impact on the Company's previously reported revenue, net income, and earnings per share. (See Note 9 to the Notes to Consolidated Financial Statements for further discussion of the restatement.)

         In March 2003, the Audit Committee engaged outside counsel to conduct an inquiry into the issues surrounding the restatement. The results and conclusions of that inquiry have been considered in the preparation of the accompanying financial statements.

         Within 90 days prior to the filing date of this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, of the effectiveness of the design and operation of its disclosure controls and procedures. In making this evaluation, the Company has considered matters relating to its restatement of previously issued financial statements, including the substantial process that was undertaken to ensure that all material adjustments necessary to restate the previously issued financial statements were recorded. The Company believes that certain of the restatement adjustments occurred because certain of the Company's control processes and procedures related to the matters underlying such adjustments were not effective.

         In connection with the audit of the Company's financial statements for the 2002 fiscal year and the restated financial statements for the 2001 and 2000 fiscal years, Deloitte & Touche reported to management and the Board of Directors on April 30, 2003 that certain deficiencies existed during the audit period in the design or operation of the Company's internal accounting controls which constituted material weaknesses pursuant to standards established by the American Institute of Certified Public Accountants. Such deficiencies related to the application or selection of accounting principles, the use of management judgment and estimates, and the adequacy of account details and reconciliations.

         In order to improve the effectiveness of its control processes and procedures, the Company has taken a number of actions within the past year. The Company searched for and hired a new Chief Financial Officer from outside the Company, and filled the position of Corporate Controller. The Audit Committee approved a charter for the Internal Audit function; the Internal Audit staff was strengthened and its role was expanded. The Company established an internal representation requirement, whereby the operating executive and financial officer of each business unit and major staff area are required to certify on a quarterly basis the accuracy of the financial statements and the adequacy of the control processes and procedures within that business unit or staff area. With the approval of the Board of Directors, the Company amended its Business Code of Conduct, and required that all management employees certify in writing that they will comply with it. The Business Code of Conduct includes procedures for the receipt, retention and treatment of complaints received from employees regarding among, other things, accounting and internal accounting control matters. The Company is currently revising its Finance and Accounting Policies and Procedures Manual.

                Based in part upon these changes, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of the evaluation date, the Company's disclosure controls and procedures were reasonably designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Other than as described above, since the evaluation date by the Company's management of its internal controls, there have not been any significant changes in the internal controls or in other factors that could significantly affect the internal controls.

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following Exhibits are filed herewith and made a part hereof:

        99.1.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports on Form 8-K

          None

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               COLE NATIONAL CORPORATION


                               By: /s/ Lawrence E. Hyatt
                                  ------------------------------------------
                                  Lawrence E. Hyatt
                                  Executive Vice President and Chief
                                  Financial Officer (Duly Authorized Officer)



                               By: /s/ Ann M. Holt
                                  ------------------------------------------
                                  Ann M. Holt
                                  Senior Vice President and Corporate Controller (Principal Accounting Officer)

Date: May 16, 2003

                                  CERTIFICATION


I, Jeffrey A. Cole, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Cole National Corporation;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and we have:

        a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 16, 2003
                               /s/ Jeffrey A. Cole
                               ----------------------------------------
                               Jeffrey A. Cole
                               Chairman and CEO

                                  CERTIFICATION

I, Lawrence E. Hyatt, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Cole National Corporation;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and we have:

        a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 16, 2003
                            /s/ Lawrence E. Hyatt
                            ----------------------------------------
                            Lawrence E. Hyatt
                            Executive Vice President and Chief Financial Officer

                            COLE NATIONAL CORPORATION
                                   FORM 10-Q/A
                            QUARTER ENDED MAY 4, 2002

                                  EXHIBIT INDEX


Exhibit
Number            Description
------            -----------

10.1* Amended and Restated Credit Agreement dated May 23, 2002, among Cole Vision Corporation, Things Remembered, Inc., and Pearle, Inc. and Canadian Imperial Bank of Commerce.

10.2* Indenture dated May 22, 2002, by and among Cole National Group, Inc. and Wells Fargo Bank Minnesota, National Association, as trustee, relating to the 8-7/8% Senior Subordinated Notes Due 2012.

99.1+ Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



* Filed with the original Form 10-Q filing on June 13, 2002.
+ Filed herewith.