Form 10-Q/A
period 2002-08-03
COLE NATIONAL CORP /DE/
filed 2003-05-19
CIK 769644

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A
                                (Amendment No. 1)

(MARK ONE)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 3, 2002,

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--- EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO _________________.


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


                                 (440) 449-4100
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS YES X NO
                                       ---    ---

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT). YES X NO
                                                ---    ---

AS OF MAY 12, 2003, 16,192,769 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

================================================================================

                                EXPLANATORY NOTE

        This Amendment No. 1 to Form 10-Q is being filed by Cole National Corporation (the Company) to give effect to the restatement described in Note 8 to the accompanying Consolidated Financial Statements. See Note 8 for a summary of the effects of the restatement.

         Except for the certifications herein and Item 4 of Part I, all information contained herein is as of August 3, 2002, and does not reflect any events or changes in information, other than the restatement, that may have occurred subsequent to August 3, 2002. For a discussion of events and developments relating to periods subsequent to August 3, 2002, see the Company's reports filed with the Securities and Exchange Commission for such subsequent periods, including the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2003, which is being filed concurrently with this Form 10-Q.

         The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports available, free of charge, through its website, http://www.colenational.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q/A
                          QUARTER ENDED AUGUST 3, 2002
                                      INDEX


                                                                                                                Page No.
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of August 3, 2002 (as restated) and
                  February 2, 2002 (as restated) ............................................................      1

                  Consolidated Statements of Operations for the 13 and 26 week periods ended
                  August 3, 2002 (as restated) and August 4, 2001 (as restated) .............................      2

                  Consolidated Statements of Cash Flows for the 26 week periods ended
                  August 3, 2002 (as restated) and August 4, 2001 (as restated) .............................      3

                  Notes to Restated Consolidated Financial Statements .......................................      4

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations .....     18

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk ................................     28

         Item 4.  Controls and Procedures ...................................................................     28

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings .........................................................................     30

         Item 4.  Submission of Matters to a Vote of Security Holders .......................................     31

         Item 6.  Exhibits and Reports on Form 8-K ..........................................................     32

         Signatures .........................................................................................     33

         Certifications .....................................................................................     34

         Exhibit Index ......................................................................................     36

                         PART I. - FINANCIAL INFORMATION

ITEM 1.  RESTATED FINANCIAL STATEMENTS

                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)


                                                                       August 3,        February 2,
                                                                          2002              2002
                                                                     (As restated,     (As restated,
                                                                      see Note 8)       see Note 8)
                                                                     -------------     -------------
Assets
Current assets:
     Cash and cash equivalents                                         $  48,904         $  63,418
     Accounts receivable, less allowances of
          $3,378 and $3,228, respectively                                 44,613            41,365
     Current portion of notes receivable                                   2,899             2,824
     Inventories                                                         125,970           119,203
     Prepaid expenses and other                                           28,313            29,214
     Deferred income taxes                                                27,326            27,252
                                                                       ---------         ---------
               Total current assets                                      278,025           283,276

Property and equipment, at cost                                          314,981           305,419
     Less - accumulated depreciation and amortization                   (194,353)         (184,985)
                                                                       ---------         ---------
               Total property and equipment, net                         120,628           120,434

Notes receivable, excluding current portion, less allowances of
     $4,217 and $5,209, respectively                                      21,610            20,193
Deferred income taxes                                                     29,664            27,801
Other assets                                                              55,078            52,201
Other intangibles, net                                                    45,838            46,146
Goodwill, net                                                             85,542            85,543
                                                                       ---------         ---------
               Total assets                                            $ 636,385         $ 635,594
                                                                       =========         =========

Liabilities and Stockholders' Equity
Current liabilities:
     Current portion of long-term debt                                 $     267         $     259
     Accounts payable                                                     59,541            65,124
     Accrued interest                                                      7,690             6,748
     Accrued liabilities                                                  96,159            92,577
     Accrued income taxes                                                  9,049             8,604
     Deferred revenue                                                     36,895            35,401
                                                                       ---------         ---------
                Total current liabilities                                209,601           208,713

Long-term debt, net of discount and current portion                      285,546           284,574

Other long-term liabilities                                               24,214            22,942
Deferred revenue, long-term                                               11,706            11,049

Stockholders' equity                                                     105,318           108,316
                                                                       ---------         ---------

          Total liabilities and stockholders' equity                   $ 636,385         $ 635,594
                                                                       =========         =========

   The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                             Thirteen Week Periods Ended          Twenty-Six Week Periods Ended
                                                            -------------------------------     -----------------------------------
                                                                August 3,         August 4,         August 3,          August 4,
                                                                  2002              2001              2002               2001
                                                              (As restated,     (As restated,     (As restated,     (As restated,
                                                               see Note 8)       see Note 8)       see Note 8)       see Note 8)
                                                            ----------------   ------------     ----------------   ----------------

Net revenue                                                     $ 292,390         $ 275,334         $ 577,831         $ 547,108

Costs and expenses:
     Cost of goods sold                                            95,227            90,029           186,749           175,206
     Operating expenses                                           187,293           174,224           372,834           352,160
     Goodwill and tradename amortization                                -             1,253                 -             2,506
                                                                ---------         ---------         ---------         ---------
          Total costs and expenses                                282,520           265,506           559,583           529,872
                                                                ---------         ---------         ---------         ---------

Operating income                                                    9,870             9,828            18,248            17,236

Interest and other (income) expense, net:
     Interest expense                                               6,909             7,429            13,951            15,028
     Interest and other (income), net                              (2,223)           (1,038)           (3,776)           (2,338)
                                                                ---------         ---------         ---------         ---------
          Total interest and other (income) expense, net            4,686             6,391            10,175            12,690
                                                                ---------         ---------         ---------         ---------

Income before income taxes                                          5,184             3,437             8,073             4,546

Income tax provision                                                3,628             6,451             5,651             8,530
                                                                ---------         ---------         ---------         ---------
Income (loss) before extraordinary loss                             1,556            (3,014)            2,422            (3,984)

Extraordinary loss on early extinguishment of debt,
    net of $3.9 million tax benefit                                (7,242)                -            (7,242)                -
                                                                ---------         ---------         ---------         ---------

Net income (loss)                                               $  (5,686)        $  (3,014)        $  (4,820)        $  (3,984)
                                                                =========         =========         =========         =========


Basic earnings (loss) per common share:
     Income (loss) before extraordinary loss                    $    0.10         $   (0.19)        $    0.15         $   (0.25)
     Extraordinary loss                                             (0.45)                -             (0.45)                -
                                                                ---------         ---------         ---------         ---------
     Net income (loss)                                          $   (0.35)        $   (0.19)        $   (0.30)        $   (0.25)
                                                                =========         =========         =========         =========

Diluted earnings (loss) per common share:
     Income (loss) before extraordinary loss                    $    0.10         $   (0.19)        $    0.15         $   (0.25)
     Extraordinary loss                                             (0.44)                -             (0.44)                -
                                                                ---------         ---------         ---------         ---------
     Net income (loss)                                          $   (0.34)        $   (0.19)        $   (0.29)        $   (0.25)
                                                                =========         =========         =========         =========

Weighted average shares:
     Basic                                                         16,212            16,030            16,170            15,932
     Diluted                                                       16,672            16,030            16,630            15,932








The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                 Twenty-Six Week Periods Ended
                                                                                -------------------------------
                                                                                 August 3,          August 4,
                                                                                    2002              2001
                                                                                (As restated,     (As restated,
                                                                                 see Note 8)       see Note 8)
                                                                                -------------    --------------

Cash flows from operating activities:
  Net income (loss)                                                               $  (4,820)        $ (3,984)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation and amortization                                                   18,059           19,814
     Extraordinary loss on early extinguishment of debt, net of tax                   7,242                -
     Noncash compensation                                                               866            1,054
     Noncash interest, foreign currency exchange (gains) losses and
       other, net                                                                    (2,346)             718
     Gain on sale of building                                                             -             (683)
     Increases (decreases) in cash resulting from changes in operating assets and liabilities:
          Accounts and notes receivable, prepaid expenses and other assets           (2,196)           5,987
          Inventories                                                                (6,774)          (7,729)
          Accounts payable, accrued liabilities and other liabilities                 7,728            3,657
          Accrued interest                                                              942             (261)
          Accrued and deferred income taxes                                           2,407            8,386
                                                                                  ---------         --------
              Net cash provided by operating activities                              21,108           26,959
                                                                                  ---------         --------


Cash flows from investing activities:
  Purchases of property and equipment, net                                          (13,944)         (19,226)
  Net proceeds from sale of fixed assets                                                  -            4,712
  Systems development costs                                                          (2,330)          (4,578)
  Investment and notes receivable in Pearle Europe, net                                   -           (6,446)
  Other, net                                                                           (389)            (569)
                                                                                  ---------         --------
               Net cash used for investing activities                               (16,663)         (26,107)
                                                                                  ---------         --------


Cash flows from financing activities:
  Repayment of long-term debt                                                      (158,165)            (417)
  Proceeds from issuance of long-term debt                                          150,000                -
  Increase (decrease) overdraft balances                                             (5,882)          (3,393)
  Net proceeds from exercise of stock options and issuance of stock                   1,149            1,186
  Repayments (issuance) of notes receivable - stock options and
    awards, net                                                                           -             (340)
  Payment of deferred financing fees                                                 (6,003)               -
  Other, net                                                                            (58)             (95)
                                                                                  ---------         --------
                Net cash used for financing activities                              (18,959)          (3,059)
                                                                                  ---------         --------


Cash and cash equivalents:
  Net decrease during the period                                                    (14,514)          (2,207)
  Balance, beginning of period                                                       63,418           37,218
                                                                                  ---------         --------

  Balance, end of period                                                          $  48,904         $ 35,011
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

Nature of Operations

         The Company is a specialty service retailer operating in both host and nonhost environments, whose primary lines of business are optical products and services and personalized gifts. The Company sells its products through 2,492 company-owned retail locations and 446 franchised locations in 50 states, Canada, and the Caribbean. In connection with its optical business, the Company is a managed vision care benefits provider and claims payment administrator whose programs provide comprehensive eyecare benefits primarily marketed directly to large employers, health maintenance organizations (HMO) and other organizations. The Company has two reportable segments: Cole Vision and Things Remembered (see Note 5).

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

Goodwill and Other Intangible Assets

         Goodwill, noncompete agreements and tradename assets were amortized over their estimated useful economic life using the straight-line method and are carried at cost less accumulated amortization. Beginning with fiscal year 2002, all goodwill and tradename amortization ceased in accordance with Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), and both goodwill and tradenames, are tested at least annually for impairment. The Company adopted the first day of the fourth fiscal quarter for the annual impairment review. Other intangible assets with finite lives are amortized over their estimated useful lives based on management's estimates of the period that the assets will generate revenue.

Cash Flows

         Net cash flows from operating activities reflect cash payments for income taxes and interest of $3,074,000 and $12,596,000, respectively, for the 26 week periods ended August 3, 2002 and $51,000 and $14,691,000, respectively, for the 26 week periods ended August 4, 2001.

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

                                                                  Thirteen Week Periods      Twenty-Six Week Periods
                                                              ---------------------------  ---------------------------
                                                                 2002           2001          2002           2001
                                                              ------------  -------------  ------------   ------------
(In thousands, except for per share data)

Determination of shares:
     Average common shares outstanding                             16,212         16,030        16,170         15,932
     Assumed conversion of dilutive stock options and awards          460              -           460              -
                                                              ------------  -------------  ------------   ------------

Diluted average common shares outstanding                          16,672         16,030        16,630         15,932
                                                              ------------  -------------  ------------   ------------

Basic earnings (loss) per common share before
  extraordinary loss                                                 0.10          (0.19)         0.15          (0.25)
Diluted earnings (loss) shares per common share before
  extraordinary loss                                                 0.10          (0.19)         0.15          (0.25)

Total Other Comprehensive Income (Loss)

         Total other comprehensive income (loss) for the 13 and 26 week periods ended August 3, 2002 and August 4, 2001 is as follows (000's omitted):

                                              Thirteen Week Periods              Twenty-Six Week Periods
                                            -------------------------             -----------------------
                                              2002             2001                2002             2001
                                             ------           ------              ------           ------
Net loss                                    (5,686)           (3,014)             (4,820)          (3,984)
Cumulative translation income (loss)          (117)               (9)                  5             (170)
                                       ------------     -------------       -------------     ------------
Total other comprehensive loss              (5,803)           (3,023)             (4,815)          (4,154)
                                       ============     =============       =============     ============


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

         The Company completed the transitional impairment testing of goodwill and tradenames during the second quarter of fiscal 2002 as required by SFAS 142. Based on the findings of its outside valuation advisor, the Company has concluded that there was no impairment at the adoption date of the new accounting standard, effective February 3, 2002. The Company has elected to perform its annual tests for potential impairment as of the first day of the Company's fourth fiscal quarter.

         The following table provides the comparable effects of adopting SFAS 142 for the 13 and 26 week periods ended August 3, 2002 and August 4, 2001.

                                                        Thirteen Week Periods           Twenty-Six Week Periods
                                                      ------------------------         ------------------------
                                                         2002            2001             2002            2001
                                                      ---------        -------         ---------        -------
                                                              (In thousands, except per share amounts)
Income (loss):
     Reported income (loss)                           $  (5,686)       $(3,014)        $  (4,820)       $(3,984)
     Goodwill amortization - Cole Vision                      -            707                 -          1,414
     Goodwill amortization - Things Remembered                -            237                 -            474
     Tradename amortization - Cole Vision                     -            309                 -            618
     Related tax adjustment                                   -           (170)                -           (340)
                                                      ---------        -------         ---------        -------

     Adjusted income (loss)                           $  (5,686)       $(1,931)        $  (4,820)       $(1,818)
                                                      =========        =======         =========        =======

Basic earnings (loss) per share:
     Reported income (loss)                           $   (0.35)       $ (0.19)        $   (0.30)       $ (0.25)
     Goodwill and tradename amortization,
         net of tax                                           -           0.07                 -           0.14

                                                      ---------        -------         ---------        -------
     Adjusted income (loss)                           $   (0.35)       $ (0.12)        $   (0.30)       $ (0.11)
                                                      =========        =======         =========        =======

Diluted earnings (loss) per share:
     Reported income (loss)                           $   (0.34)       $ (0.19)        $   (0.29)       $ (0.25)
     Goodwill and tradename amortization,
         net of tax                                           -           0.07                 -           0.14
                                                      ---------        -------         ---------        -------

     Adjusted income (loss)                           $   (0.34)       $ (0.12)        $   (0.29)       $ (0.11)
                                                      =========        =======         =========        =======


           Other intangible assets consist of (In thousands):

                                           2002            2001
                                        ------------    ------------

       Tradename                           $ 49,460        $ 49,460
       Noncompete agreements                    840             840
       Contracts                              3,460           3,460
                                        ------------    ------------
                                             53,760          53,760
       Accumulated amortization              (7,922)         (7,614)
                                        ------------    ------------
       Other intangibles, net              $ 45,838        $ 46,146
                                        ============    ============






         The net carrying amount of goodwill at August 3, 2002, by business segment, was $64.2 million at Cole Vision and $21.4 million at Things Remembered. The decrease in the net carrying amount of $757 for goodwill and was due to a foreign currency translation of goodwill at Cole Vision. The net carrying amount of other intangibles of $45.8 million at August 3, 2002 was primarily attributable to the Cole Vision segment. Amortization of other intangibles was $308,000 for the twenty-six week periods ended August 3, 2002.

(3)    LONG-TERM DEBT

         On May 22, 2002, Cole National Group issued $150.0 million of 8-7/8% Senior Subordinated Notes that mature on May 15, 2012. Interest on the notes is payable semi-annually on each May 15 and November 15, commencing November 15, 2002.

         Net proceeds from the 8-7/8% note offering, together with cash on hand, were used to retire $150.0 million of 9-7/8% Senior Subordinated Notes due 2006 and pay premiums and other costs associated with retiring those notes. The Company's results for fiscal 2002 included an extraordinary loss on early extinguishment of debt of approximately $7.2 million, net of an income tax benefit of approximately $3.9 million, representing the payment of premiums and other costs of retiring the notes and the write-offs of unamortized discount and deferred financing fees.

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

         The indentures pursuant to which the 8-5/8% notes and the 8-7/8% notes were issued restrict dividend payments to the Company. The indentures also contain certain optional and mandatory redemption features and other financial covenants. Cole National Group was in compliance with these covenants at August 3, 2002.

         On April 23, 1999, the Company issued a $10.0 million promissory note bearing interest at 5.0% per annum in recognition of a commitment to contribute $10.0 million to a leading medical institution, supporting the development of a premier eye care research and surgical facility. The note requires a $5.0 million principal payment to be made on April 23, 2004, and principal payments in the amount of $1.0 million to be made on the anniversary date of the note each successive year through 2009. Interest only is payable annually for the first 5 years, and thereafter with each payment of principal.

         The Company has no significant principal payment obligations under its outstanding indebtedness until the $5.0 million principal payment due in 2004 under the 5.0% promissory note and until 2007, when the $125.0 million Senior Subordinated debt is due.

         Subsequent to August 3, 2002, the Company entered into interest rate swap agreements to take advantage of favorable market interest rates. These agreements require the Company to pay an average floating interest rate based on six-month LIBOR plus 4.5375% to a counter party while receiving a fixed interest rate on a portion of the Company's $125.0 million 8-5/8% Senior Subordinated Notes due 2007. The counter party is a major commercial bank. The agreements mature August 15, 2007 and qualify as fair value hedges. The aggregate notional amount of the interest rate swap agreements is $50.0 million.

(4)      CREDIT FACILITY

         The operating subsidiaries of Cole National Group, Inc. have a working capital commitment of $75.0 million that extends until May 31, 2006. Borrowings under the credit facility presently bear interest based on leverage ratios of Cole National Group at a rate equal to either (a) the Eurodollar Rate plus 2.25% or (b) 1.25% plus the highest of (i) the CIBC prime rate, (ii) the three-week moving average of the secondary market rates for three-month certificates of deposit plus 1.0% or (iii) the federal funds rate plus 0.5%. Cole National Group pays a commitment fee of between 0.50% and 0.75% per annum on the total unused portion of the facility based on the percentage of revolving credit commitments used. The Company and Cole National Group guarantee this credit facility. The credit facility is secured by the assets of the operating subsidiaries of Cole National Group, Inc.

         The credit facility requires the principal operating subsidiaries of Cole National Group to comply with various operating covenants that restrict corporate activities, including covenants restricting the ability of the subsidiaries to incur additional indebtedness, pay dividends, prepay subordinated indebtedness, dispose of certain investments or make acquisitions. The credit facility also requires the subsidiaries of Cole National Group to comply with certain financial covenants, including covenants regarding minimum interest coverage and maximum leverage.

         The credit facility restricts dividend payments to Cole National Group from its subsidiaries to amounts needed to pay interest on the 8-7/8% notes and the 8-5/8% notes, and certain amounts related to taxes, along with up to 0.25% of Cole National Group's consolidated net revenue annually for other direct expenses of the Company or Cole National Group. The credit facility restricts dividend payments to Cole National Group in an aggregate amount not to exceed $50.0 million to allow for the repurchase of Senior Subordinated Notes.

         No borrowings under the credit facility were outstanding as of August 3, 2002 and August 4, 2001. There were no borrowings during the second quarter of fiscal 2002 and fiscal 2001.

(5)    SEGMENT INFORMATION

         Information on the Company's reportable segments is as follows (dollars in thousands):

                                                       Thirteen Week Periods         Twenty-Six Week Periods
                                                     ------------------------        ------------------------
                                                       2002            2001            2002            2001
                                                     --------        --------        --------        --------

Net revenue:
     Cole Vision                                     $218,079        $201,431        $451,049        $420,260
     Things Remembered                                 74,311          73,903         126,782         126,848
                                                     --------        --------        --------        --------
          Total net revenue                          $292,390        $275,334        $577,831        $547,108
                                                     ========        ========        ========        ========


Operating income:
     Cole Vision                                     $  2,906        $  1,673        $ 16,197        $ 12,973
     Things Remembered                                  9,795          10,922           7,956           9,690
                                                     --------        --------        --------        --------
          Total segment operating income               12,701          12,595          24,153          22,663
      Unallocated amounts:
          Corporate expenses                         $  2,831        $  2,767        $  5,905        $  5,427
                                                     --------        --------        --------        --------
     Total operating income                             9,870           9,828          18,248          17,236
     Interest and other (income) expense, net           4,686           6,391          10,175          12,690
                                                     --------        --------        --------        --------
     Income before income taxes                      $  5,184        $  3,437        $  8,073        $  4,546
                                                     ========        ========        ========        ========


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

         The Company guarantees future minimum lease payments for certain store locations leased directly by franchisees. These guarantees totaled approximately $13.7 million and $14.0 million as of February 2, 2002 and August 3, 2002. Performance under a guarantee by the Company is triggered by default of a franchisee in their lease commitment. Generally, these guarantees also extend to payments of taxes and other normal expenses payable under these leases, the amounts of which are not readily quantifiable. Many of the guarantees are limited to periods that are less than the full term of the leases involved.

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

(7)    LEGAL PROCEEDINGS

        The State of California has obtained a preliminary injunction in July 2002 in a case brought against the Company, Pearle Vision and other subsidiaries regarding Pearle Vision Centers and Pearle Vision Care, Inc. The terms of the injunction are not expected to have any material effect on the Company's operations. Although we believe we are in compliance with California law and intend to continue to defend the case vigorously, we may be required to further modify our activities or might be required to pay damages and/or restitution in currently undeterminable amounts if we are not successful, the cost of which, as well as continuing defense costs, might have a material adverse effect on our operating results in one or more periods.

        A class action complaint was filed in a case brought against the Company's subsidiary, Things Remembered, Inc., alleging violation of California's wage and hour laws. The case is in its early stages and the Company intends to vigorously defend the suit. We may be required to modify our activities and pay damages and/or restitution in currently undeterminable amounts if the plaintiffs prevail, the cost of which, as well as continuing defense costs, might have a material adverse impact on our operating results in one or more periods.

         In the ordinary course of business, the Company is involved in various other legal proceedings. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations, liquidity or financial position of the Company.

(8)    RESTATEMENT

         Subsequent to the issuance of the Company's consolidated financial statements for the second quarter of fiscal 2002, the Company determined it needed to restate its previously issued financial statements for numerous items, each of which was an "error" within the meaning of Accounting Principles Board
(APB) Opinion No. 20, "Accounting Changes". In addition to the restatement of its annual financial statements, the Company has also restated its previously issued quarterly financial statements for fiscal years 2002 and 2001.

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

Valuation of Long-lived Assets. Historically, the Company did not consider certain mature stores with negative cash flows in its asset impairment tests. In addition, in testing for SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121) impairment, the Company did not allocate goodwill to the respective stores. As part of the restatement, the Company applied a methodology which includes all mature stores in its asset impairment tests and includes an allocation of goodwill for years prior to fiscal 2002. The restated financial statements also reflect the recognition of losses on the disposal of fixed assets in the appropriate periods. Additional adjustments were made to record depreciation expense for certain depreciable fixed assets which were not previously being depreciated. Also included is an adjustment to record capital lease assets and the corresponding lease obligation for leases that had previously been accounted for as operating leases.

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

Investment in Pearle Europe. The Company owns a 21% equity interest in Pearle Europe, B.V. ("Pearle Europe") which operates a retail optical business in Europe. HAL Holding N.V. ("HAL"), a Dutch investment Company, owns 68% of Pearle Europe and individual members of Pearle Europe's management own the remaining 11%. The Company has owned its interest in Pearle Europe and predecessor companies since 1996. The Company has historically accounted for its investment in Pearle Europe under the equity method, pursuant to which the Company's net income has included its equity share in Pearle Europe's earnings. Under APB Opinion 18 "The Equity Method of Accounting for Investments in Common Stock," use of the equity method is appropriate when an investor has the ability to exercise significant influence over the operating and financial policies of the investee. The Company has one of five seats on Pearle Europe's Supervisory Board, and the Pearle Europe management shareholders control one seat. HAL controls two seats, and appoints the President of the Supervisory Board, with the consent of the Company. Between 1996 and June 2000, the contractual arrangements between the parties gave the Company the ability to exercise significant influence over the operating and financial policies of Pearle Europe. In Pearle Europe's early years, the Company provided management advice and support. The contractual relationships between the parties changed significantly in June 2000, so that the Company no longer had the ability to exercise significant influence over the operating and financial policies of Pearle Europe. The restated financial statements reflect a change in the Company's method of accounting for its investment in Pearle Europe from the equity method of accounting to the cost method of accounting beginning with the third quarter of 2000. Under the cost method, the Company has recorded its investment in the Pearle Europe shares at the carrying values as of the end of second quarter fiscal 2000. Starting at the same time, the Company included foreign currency gains and losses related to the Pearle Europe notes in net income. The Company will recognize as income any dividends received from Pearle Europe that are distributed from Pearle Europe's net accumulated earnings.

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

Summary. This Form 10-Q for the quarterly period ended August 3, 2002 is being filed at the completion of the restatement process, and at the same time as the filing of the Company's Form 10-K for the fiscal year ended February 1, 2003. The comparative financial information for the prior year set forth in the financial statements of this Form 10-Q have been restated.

CONSOLIDATED BALANCE SHEET AS OF AUGUST 3, 2002


                                                                       As
                                                                   Previously
                                                                    Reported         Adjustments       As Restated
                                                                   ----------        -----------       -----------
                                                                                 (Dollars in thousands)
ASSETS
Current assets:
    Cash and cash equivalents                                       $  48,931         $     (27)        $  48,904
    Accounts receivable, net of allowances                             44,574                39            44,613
    Current portion of notes receivable                                 2,899              --               2,899
    Inventories                                                       118,318             7,652           125,970
    Refundable income taxes                                               458              (458)             --
    Prepaid expenses and other                                         22,088             6,225            28,313
    Deferred income taxes                                                 547            26,779            27,326
                                                                    ---------         ---------         ---------
        Total current assets                                          237,815            40,210           278,025

Property and equipment, at cost                                       303,851            11,130           314,981
    Less - accumulated depreciation and amortization                 (182,391)          (11,962)         (194,353)
                                                                    ---------         ---------         ---------
        Total property and equipment, net                             121,460              (832)          120,628


Notes receivable, excluding current portion, less allowances           20,706               904            21,610
Deferred income taxes and other assets                                 80,509             4,233            84,742
Other intangibles, net                                                   --               2,846             2,846
Tradenames, net                                                        42,992              --              42,992
Goodwill, net                                                         103,551           (18,009)           85,542
                                                                    ---------         ---------         ---------
        Total assets                                                $ 607,033         $  29,352         $ 636,385
                                                                    =========         =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                               $      50         $     217         $     267
    Accounts payable                                                   53,590             5,951            59,541
    Accrued interest                                                    7,970              (280)            7,690
    Accrued liabilities and deferred revenues                          83,358            49,696           133,054
    Accrued income taxes                                                  743             8,306             9,049
                                                                    ---------         ---------         ---------
        Total current liabilities                                     145,711            63,890           209,601

Long term debt, net of discount and current portion                   285,000               546           285,546
Other long term liabilities                                            17,073            18,847            35,920

Stockholders' equity                                                  159,249           (53,931)          105,318

                                                                    ---------         ---------         ---------
        Total liabilities and stockholders' equity                  $ 607,033         $  29,352         $ 636,385
                                                                    =========         =========         =========

CONSOLIDATED BALANCE SHEET AS OF FEBRUARY 2, 2002


                                                                  As
                                                              Previously
                                                               Reported    Adjustments  As Restated
                                                              ----------   -----------  -----------
                                                                       (Dollars in thousands)
ASSETS
Current assets:
    Cash and cash equivalents                                  $  63,656    $    (238)   $  63,418
    Accounts receivable, net of allowances                        39,609        1,756       41,365
    Current portion of notes receivable                            2,926         (102)       2,824
    Inventories                                                  111,098        8,105      119,203
    Refundable income taxes                                          502         (502)           -
    Prepaid expenses and other                                    22,757        6,457       29,214
    Deferred income taxes                                            477       26,775       27,252
                                                               ---------    ---------    ---------
        Total current assets                                     241,025       42,251      283,276

Property and equipment, at cost                                  297,649        7,770      305,419
    Less - accumulated depreciation and amortization            (174,300)     (10,685)    (184,985)
                                                               ---------    ---------    ---------
        Total property and equipment, net                        123,349       (2,915)     120,434


Notes receivable, excluding current portion, less allowances      19,056        1,137       20,193
Deferred income taxes and other assets                            74,220        5,782       80,002
Other intangibles, net                                                 -        3,154        3,154
Tradenames, net                                                   42,992            -       42,992
Goodwill, net                                                    103,552      (18,009)      85,543
                                                               ---------    ---------    ---------
        Total assets                                           $ 604,194    $  31,400    $ 635,594
                                                               =========    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                          $      85    $     174    $     259
    Accounts payable                                              57,647        7,477       65,124
    Accrued interest                                               6,539          209        6,748
    Accrued liabilities and deferred revenues                     79,722       48,256      127,978
    Accrued income taxes                                           3,501        5,103        8,604
                                                               ---------    ---------    ---------
        Total current liabilities                                147,494       61,219      208,713

Long term debt, net of discount and current portion              284,318          256      284,574
Other long term liabilities                                       16,775       17,216       33,991

Stockholders' equity                                             155,607      (47,291)     108,316

                                                               ---------    ---------    ---------
        Total liabilities and stockholders' equity             $ 604,194    $  31,400    $ 635,594
                                                               =========    =========    =========

FOR THE QUARTER ENDED AUGUST 3, 2002

                                                             As Previously
                                                                Reported        Adjustments      As Restated
                                                             -------------     -------------    -------------
                                                                 (In thousands, except per share amounts)

Net revenue                                                     $ 288,857         $ 3,533         $ 292,390

Cost and expenses:
     Cost of goods sold                                            94,520             707            95,227
     Operating expenses                                           185,234           2,059           187,293
     Goodwill and tradename amortization                                -               -                 -
                                                                ---------         -------         ---------
          Total costs and expenses                                279,754           2,766           282,520
                                                                ---------         -------         ---------

Operating income                                                    9,103             767             9,870

Interest and other (income) expense:
     Interest expense                                               6,947             (38)            6,909
     Interest and other (income)                                     (613)         (1,610)           (2,223)
                                                                ---------         -------         ---------
          Total interest and other (income) expense, net            6,334          (1,648)            4,686
                                                                ---------         -------         ---------

Income before income taxes                                          2,769           2,415             5,184

Income tax provision (benefit)                                      1,108           2,520             3,628
                                                                ---------         -------         ---------

Income (loss) after taxes                                           1,661            (105)            1,556

Equity in net income of Pearle Europe                               1,030          (1,030)                -
                                                                ---------         -------         ---------

Income (loss) before extraordinary loss                             2,691          (1,135)            1,556

Extraordinary loss on early extinguishment of debt                 (7,634)            392            (7,242)
                                                                ---------         -------         ---------

Net income (loss)                                               $  (4,943)        $  (743)        $  (5,686)
                                                                =========         =======         =========


Basic earnings (loss) per common share:
     Income before extraordinary loss                           $    0.16         $ (0.06)        $    0.10
     Extraordinary loss                                             (0.47)           0.02             (0.45)
                                                                ---------         -------         ---------
     Net income (loss)                                          $   (0.31)        $ (0.04)        $   (0.35)
                                                                =========         =======         =========

Diluted earnings (loss) per common share:
     Income before extraordinary loss                           $    0.16         $ (0.06)        $    0.10
     Extraordinary loss                                             (0.46)           0.02             (0.44)
                                                                ---------         -------         ---------
     Net income (loss)                                          $   (0.30)        $ (0.04)        $   (0.34)
                                                                =========         =======         =========

FOR THE QUARTER ENDED AUGUST 4, 2001

                                                              As Previously
                                                                Reported        Adjustments      As Restated
                                                              -------------    ------------     -------------
                                                                  (In thousands, except per share amounts)

Net revenue                                                     $ 273,348         $ 1,986         $ 275,334

Cost and expenses:
     Cost of goods sold                                            91,307          (1,278)           90,029
     Operating expenses                                           171,374           2,850           174,224
     Goodwill and tradename amortization                            1,436            (183)            1,253
                                                                ---------         -------         ---------
          Total costs and expenses                                264,117           1,389           265,506
                                                                ---------         -------         ---------

Operating income                                                    9,231             597             9,828

Interest and other (income) expense:
     Interest expense                                               7,010             419             7,429
     Interest and other (income)                                     (787)           (251)           (1,038)
                                                                ---------         -------         ---------
          Total interest and other (income) expense, net            6,223             168             6,391
                                                                ---------         -------         ---------

Income before income taxes                                          3,008             429             3,437

Income tax provision                                                1,786           4,665             6,451
                                                                ---------         -------         ---------

Income (loss) after taxes                                           1,222          (4,236)           (3,014)

Equity in net income of Pearle Europe                                 237            (237)                -
                                                                ---------         -------         ---------

Net income (loss)                                               $   1,459         $(4,473)        $  (3,014)
                                                                =========         =======         =========


Earnings (loss) per common share:
     Basic                                                      $    0.09         $ (0.28)        $   (0.19)
     Diluted                                                    $    0.09         $ (0.28)        $   (0.19)

FOR THE TWENTY-SIX WEEKS ENDED AUGUST 3, 2002

                                                             As Previously
                                                                Reported        Adjustments      As Restated
                                                             -------------     ------------     -------------
                                                                  (In thousands, except per share amounts)

Net revenue                                                     $ 578,966         $(1,135)        $ 577,831

Cost and expenses:
     Cost of goods sold                                           190,168          (3,419)          186,749
     Operating expenses                                           368,621           4,213           372,834
     Goodwill and tradename amortization                                -               -                 -
                                                                ---------         -------         ---------
          Total costs and expenses                                558,789             794           559,583
                                                                ---------         -------         ---------

Operating income (loss)                                            20,177          (1,929)           18,248

Interest and other (income) expense:
     Interest expense                                              14,076            (125)           13,951
     Interest and other (income)                                   (1,246)         (2,530)           (3,776)
                                                                ---------         -------         ---------
          Total interest and other (income) expense, net           12,830          (2,655)           10,175
                                                                ---------         -------         ---------

Income before income taxes                                          7,347             726             8,073

Income tax provision                                                2,939           2,712             5,651
                                                                ---------         -------         ---------

Income after taxes                                                  4,408          (1,986)            2,422

Equity in net income of Pearle Europe                               1,826          (1,826)                -
                                                                ---------         -------         ---------

Income before extraordinary loss                                    6,234          (3,812)            2,422

Extraordinary loss on early extinguishment of debt                 (7,634)            392            (7,242)
                                                                ---------         -------         ---------

Net income (loss)                                               $  (1,400)        $(3,420)           (4,820)
                                                                =========         =======         =========

Basic earnings (loss) per common share:
    Income before extraordinary loss                            $    0.39         $ (0.24)        $    0.15
    Extraordinary loss                                              (0.48)           0.03             (0.45)
                                                                ---------         -------         ---------
    Net income (loss)                                           $   (0.09)        $ (0.21)        $   (0.30)
                                                                =========         =======         =========

Diluted earnings (loss) per common share:
    Income before extraordinary loss                            $    0.38         $ (0.23)        $    0.15
    Extraordinary loss                                              (0.46)           0.02             (0.44)
                                                                ---------         -------         ---------
    Net income (loss)                                           $   (0.08)        $ (0.21)        $   (0.29)
                                                                =========         =======         =========

FOR THE TWENTY-SIX WEEKS ENDED AUGUST 4, 2001

                                                             As Previously
                                                                Reported        Adjustments      As Restated
                                                             -------------     ------------     -------------
                                                                  (In thousands, except per share amounts)

Net revenue                                                     $ 543,639         $ 3,469         $ 547,108

Cost and expenses:
     Cost of goods sold                                           179,029          (3,823)          175,206
     Operating expenses                                           345,277           6,883           352,160
     Goodwill and tradename amortization                            2,898            (392)            2,506
                                                                ---------         -------         ---------
          Total costs and expenses                                527,204           2,668           529,872
                                                                ---------         -------         ---------

Operating income                                                   16,435             801            17,236

Interest and other (income) expense:
     Interest expense                                              14,068             960            15,028
     Interest and other (income)                                   (2,126)           (212)           (2,338)
                                                                ---------         -------         ---------
          Total interest and other (income) expense, net           11,942             748            12,690
                                                                ---------         -------         ---------

Income before income taxes                                          4,493              53             4,546

Income tax provision                                                2,574           5,956             8,530
                                                                ---------         -------         ---------

Income (loss) after taxes                                           1,919          (5,903)           (3,984)

Equity in net income of Pearle Europe                                 185            (185)                -
                                                                ---------         -------         ---------

Net income (loss)                                               $   2,104         $(6,088)        $  (3,984)
                                                                =========         =======         =========

Earning (loss) per common share:
    Basic                                                       $    0.13         $ (0.38)        $   (0.25)
    Diluted                                                     $    0.13         $ (0.38)        $   (0.25)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         As discussed in Note 8 to the Consolidated Financial Statements the Company's financial statements have been restated. See Note 8 to the Notes to Consolidated Financial Statements, for a summary of the significant effects of the restatement. The following discussion of the Company's financial condition and results of operations gives effects to the restatement and should be read in conjunction with the Consolidated Financial Statements and related notes.

OVERVIEW

         Cole National, primarily through the subsidiaries owned by its direct subsidiary, Cole National Group, Inc., is a leading provider of optical products and services and personalized gifts. The Company sells its products and services through 2,492 company-owned retail locations and 446 franchised locations in 50 states, Canada and the Caribbean.

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

RESULTS OF OPERATIONS

         The following table sets forth certain operating information for the second quarter and first six months of fiscal 2002 and fiscal 2001. This schedule and subsequent discussions should be read in conjunction with the consolidated financial statements included in this Form 10-Q/A.

                                                Second Quarter                             First Six Months
                                           ------------------------                    ------------------------
                                              2002         2001         Change            2002          2001         Change
                                           ----------   -----------   ----------       ----------    ----------    ---------
                                            (Dollars in millions)                       (Dollars in millions)

Net revenue:
    Cole Vision                              $ 218.1       $ 201.4          8.3 %        $ 451.0       $ 420.2          7.3 %
    Things Remembered                           74.3          73.9          0.5            126.8         126.9         (0.1)
                                           ----------   -----------                    ----------    ----------
        Total net revenue                    $ 292.4       $ 275.3          6.2 %        $ 577.8       $ 547.1          5.6 %

Gross margin:
    Cole Vision                              $ 143.4       $ 132.7          8.1 %        $ 298.6       $ 280.9          6.3 %
    Things Remembered                           53.8          52.6          2.3             92.5          91.0          1.6
                                           ----------   -----------                    ----------    ----------
        Total gross margin                   $ 197.2       $ 185.3          6.4 %        $ 391.1       $ 371.9          5.2 %

Operating expenses:
    Cole Vision                              $ 140.5       $ 130.0          8.1 %        $ 282.4       $ 265.9          6.2 %
    Things Remembered                           44.0          41.5          6.0             84.5          80.8          4.6
    Unallocated corporate                        2.9           2.8          3.6              6.0           5.5          9.1
                                           ----------   -----------                    ----------    ----------
        Total operating expense              $ 187.4       $ 174.3          7.5 %        $ 372.9       $ 352.2          5.9 %

Goodwill and tradename amortization
    Cole Vision                              $     -       $   1.0       (100.0)%        $     -       $   2.0       (100.0)%
    Things Remembered                              -           0.2       (100.0)               -           0.5       (100.0)
                                           ----------   -----------                    ----------    ----------
        Total goodwill and tradename
           amortization                      $     -       $   1.2       (100.0)%        $     -       $   2.5       (100.0)%

Operating income (loss):
    Cole Vision                              $   2.9       $   1.7         70.6 %        $  16.2       $  13.0         24.6 %
    Things Remembered                            9.8          10.9        (10.1)             8.0           9.7        (17.5)
    Unallocated corporate expenses              (2.9)         (2.8)         3.6             (6.0)         (5.5)         9.1
                                           ----------   -----------                    ----------    ----------
        Total operating income               $   9.8       $   9.8            -          $  18.2       $  17.2          5.8 %
                                           ==========   ===========                    ==========    ==========

Percentage of net revenue:
    Gross margin                                67.4 %        67.3 %        0.1             67.7 %        68.0 %       (0.3)
    Operating expenses                          64.1          63.3          0.8             64.5          64.4          0.1
    Goodwill and tradename amortization            -           0.4         (0.4)               -           0.5         (0.5)
                                           ----------   -----------                    ----------    ----------
        Operating income                         3.4 %         3.6 %       (0.2)             3.1 %         3.1 %        0.0
                                           ==========   ===========                    ==========    ==========


Number of retail locations at the end
    of the period
        Cole Licensed Brands                   1,296         1,225
        Pearle company-owned                     420           435
        Pearle franchised                        446           416
                                           ----------   -----------
            Total Cole Vision                  2,162         2,076
        Things Remembered                        776           780
                                           ----------   -----------
            Total Cole National                2,938         2,856
                                           ==========   ===========

         As used in Item 2 of this Form 10-Q, same-store sales growth is a non-GAAP financial measure, which includes deferred warranty sales on a cash basis and does not reflect provisions for returns and remakes and certain other items. The Company's current systems do not gather data on these items on an individual store basis. Adjustments to the cash basis sales information accumulated at the store level are made for these items on an aggregate basis. As a retailer, the Company believes that a measure of same-store sales performance is important for understanding its operations. The Company calculates same-store sales for stores opened for at least twelve months. A reconciliation of same-store sales to revenue is presented below in the section "Reconciliation of Same-Store Sales Growth". Same-store sales growth follows:

                                                          2002
                                         --------------------------------------

                                          Second Quarter       First Six Months
                                         -----------------     -----------------

Cole Licensed Brands (U.S.)                    5.8%                  4.6%
Pearle Company-owned (U.S.)                    1.5%                  6.2%
     Total Cole Vision                         3.5%                  4.7%
Things Remembered                             (1.6%)                (2.2%)
     Total Cole National                       2.1%                  3.0%

Pearle franchise stores (U.S.)                 0.6%                  1.0%





         Same-store sales for Pearle U.S. franchise stores is a non-GAAP financial measure that is provided for comparative purposes only. The Company believes that its franchisees' method of reporting sales is consistent on a year-to-year basis.

SECOND QUARTER FISCAL 2002 COMPARED TO SECOND QUARTER FISCAL 2001

CONSOLIDATED OPERATIONS

         Total revenues were $292.4 million in the second quarter of fiscal 2002, compared with $275.3 million in the same period of fiscal 2001. Total revenues increased 6.2% in the second quarter, primarily attributable to a 2.1% increase in same-store sales and an increase in the number of Target Optical stores open.

         Gross margin was $197.2 million in the second quarter of fiscal 2002, compared with $185.3 million in the same period of fiscal 2001, an increase of 6.4%. The gross margin dollar increase was primarily attributable to improvements in net revenue at Cole Vision. The gross margin rate for the second quarter was 67.4%, compared to 67.3% for the second quarter 2001. The increase in gross margin rate for the second quarter was attributable to improvements in gross margin rate at Things Remembered, offset by a slight decline in Cole Vision. At Things Remembered, the gross margin rate improved from 71.2% to 72.4%. The improvement was due primarily to increases in the average dollar sale.

         Operating expenses were $187.4 million in the second quarter of fiscal 2002, compared with $174.3 million in the same period of fiscal 2001, an increase of 7.5%. The increase in operating expenses was primarily due to costs incurred to support the increases in net revenue and the number of Target Optical stores opened in the past twelve months. As a percentage of net revenue, operating expenses were 64.1% compared to 63.3% for the second quarter 2001. The increase in operating expense percent was primarily a result of higher operating costs at Things Remembered. Operating expenses at Things Remembered increased 6.0% on a 0.5% increase in sales. Higher costs of store rent and occupancy and increases in marketing were the primary reasons for the increase in operating expense percent.

         The Company adopted SFAS 142 "Goodwill and Other Intangible Assets", (SFAS 142), in the first quarter of fiscal 2002. SFAS 142 requires that goodwill and certain intangibles deemed to have indefinite lives no longer be amortized, but instead, will be subject to annual reviews for impairment. With the adoption of this statement, the Company ceased amortization of goodwill and tradenames as of February 3, 2002. The Company recorded a $1.2 million goodwill and tradename amortization charge in the second quarter of fiscal 2001.

         Operating income was $9.8 million in the second quarter of fiscal 2002, compared to $9.8 million in the same period of fiscal 2001. Improvements at Cole Vision were offset by a decline in operating income at Things Remembered.

         Interest and other (income) expense, net, decreased $1.7 million in the second quarter of fiscal 2002, compared to the comparable period of fiscal 2001. The Company recorded a transaction gain of $1.3 million related to its investment in notes and interest receivable from Pearle Europe in the second quarter of fiscal 2002. This compared to a transaction loss of $0.1 million for the comparable period of fiscal 2001. In addition, the Company recorded lower interest expense in the second quarter of fiscal 2002, due to the replacement of the $150.0 million 9-7/8% Senior Subordinated Notes with the issuance of 8-7/8% Senior Subordinated Notes in May 2002. See Note 3 of the Notes to Consolidated Financial Statement for further information regarding this transaction.

         The lower effective tax rate in 2002 was primarily due to the elimination of goodwill amortization pursuant to the new accounting standard and a reduction in the provision for valuation allowances related to deferred tax assets for charitable contribution carryforwards.

COLE VISION SEGMENT

         Cole Vision revenues were $218.1 million in the second quarter of fiscal 2002, compared with $201.4 million in the comparable period of fiscal 2001, an increase of 8.3%. Same-store sales for the second quarter of fiscal 2002 increased 5.8% at Cole Licensed Brands and 1.5% at Pearle Vision company-owned stores, despite the difficult retail environment and a slowdown in business in July. Same-store sales reflected an increase in the average spectacle selling price and an increase in transactions at Target Optical. Same-store sales increased 41.1% at Target Optical in the second quarter.

         The gross margin rate decreased slightly, 0.1%, from the prior year.

         Operating expenses as a percent of sales were slightly lower than the prior year. Higher costs of advertising and store payroll at Cole Licensed Brands to support the increase in net revenue and the number of Target Optical locations opened in the past twelve months were offset by improvements at Cole Managed Vision and Pearle Vision. The processing cost per claim was reduced as the Company converted MetLife claims to its internal systems. At Pearle, operating expense as a percent of revenues was lower due to improvements in store payroll, as both hours worked per store week and average wage rate grew at a lower rate than sales. In addition, a demutualization insurance credit was recorded in the second quarter totaling $0.4 million at Cole Vision. The Prudential Insurance company demutualized, converting from a mutual insurance company to a publicly traded company and issued a dividend to its shareholders.

         Operating income at Cole Vision improved to $2.9 million in the second quarter of fiscal 2002, compared to $1.7 million in the comparable period of fiscal 2001. The cessation of goodwill and tradename amortization, which totaled $1.0 million at Cole Vision during the second quarter of fiscal 2001, was the primary reason for the improvement in operating income.

THINGS REMEMBERED SEGMENT

         Things Remembered sales were $74.3 million in the second quarter of fiscal 2002, compared with $73.9 million in the comparable period of fiscal 2001, a 0.5% increase. Same-store sales declined 1.6% as fewer transactions offset the increase in average selling price resulting from sales of new merchandise at higher average unit prices, higher revenue from merchandise personalization, and less merchandise sold at clearance prices.

         Gross margin as a percent of sales increased 1.2% in the second quarter of fiscal 2002 compared to the comparable period of fiscal 2001, due primarily to an increase in the average dollar sale.

         At Things Remembered, operating expenses grew 6.0% on a 0.5% increase in sales. Store rent and occupancy charges increased in the second quarter due to increases in insurance, taxes and other common area charges. In addition, marketing expenses increased by $0.8 million due primarily to increased direct mail marketing efforts to increase sales in the difficult retail environment.

         Operating income for the second quarter of 2002 was $9.8 million compared to an operating income of $10.9 million in the comparable period of 2001. Higher store rent and occupancy charges and increases in marketing offset the sales increase.

FIRST SIX MONTHS FISCAL 2002 COMPARED TO FIRST SIX MONTHS FISCAL 2001

CONSOLIDATED OPERATIONS

         Total revenue was $577.8 million for the first six months of fiscal 2002, compared to $547.1 million for the comparable period of fiscal 2001. Total revenue increased 5.6% during this period, primarily attributable to a 3.0% increase in same-store sales, an increase in the number of Target Optical stores open, and an increase in revenues from managed vision care programs.

         Gross margin increased $19.2 million, or 5.2% in the first six months of fiscal year 2002 compared to the same period a year ago. The gross margin dollar increase was primarily attributable to improvements in net revenue at Cole Vision. The gross margin rate decreased to 67.7% for the first six months of fiscal 2002 from 68.0% in fiscal 2001 due to a 0.6 percentage point decrease at Cole Vision offset by a 1.2 percentage point margin improvement at Things Remembered. The gross margin rate at Cole Vision decreased at both Vision retail businesses (further discussion is included in the Cole Vision segment). The increase in gross margin rate at Things Remembered was due to increases in the average dollar sale.

         Operating expenses increased $20.7 million, or 5.9% for the first six months of fiscal 2002 compared to the same period in fiscal 2001. The increase in operating expenses was primarily due to costs incurred to support the increases in net revenue and the number of Target Optical stores opened in the past twelve months. For the first six months, operating expenses as a percentage of net revenue increased to 64.5% from 64.4% for the comparable period of fiscal 2001. The increase in operating expense percent was primarily a result of Things Remembered's negative same-store sales and higher occupancy and advertising expenses.

         The Company adopted SFAS 142 in the first quarter of fiscal 2002. SFAS 142 requires that goodwill and certain intangibles deemed to have indefinite lives no longer be amortized, but instead, will be subject to annual reviews for impairment. With the adoption of this statement, the Company ceased amortization of goodwill and tradenames as of February 3, 2002. The Company recorded a $2.5 million goodwill and tradename amortization charge for the first six months of fiscal 2001.

         Operating income for the first six months of fiscal 2002 was $18.2 million, compared with $17.2 million for the comparable period of fiscal 2001, a 5.8% improvement. The improvement in operating income for the first six months reflected the elimination of goodwill and tradename amortization from adopting SFAS 142 and improved operating earnings at Cole Vision. These were offset by lower operating earnings at Things Remembered.

         Interest and other (income) expense, net, decreased to $10.2 million for the first six months of fiscal 2002, compared to $12.7 million for the comparable period of fiscal 2001. The Company recorded a transaction gain of $2.0 million for the first six months of fiscal 2002, compared to a transaction loss of $0.7 million for the comparable period of fiscal 2001. Interest expense was also lower than the prior year, reflecting the refinancing of Cole National Group's Senior Subordinated Note. (See Note 3 of the Notes to Consolidated Financial Statements for further information regarding this transaction). These improvements were partially offset by a $0.7 million gain from the sale of a Dallas, Texas office facility in the first quarter of fiscal 2001.

         The lower effective tax rate in 2002 was primarily due to the elimination of goodwill amortization pursuant to the new accounting standard and a reduction in the provision for valuation allowances related to deferred tax assets for charitable contribution carryforwards.

         The results for the first six months of fiscal 2002 include an extraordinary loss on early extinguishment of debt of $7.2 million, net of an income tax benefit of $3.9 million. The extraordinary charge represents payment of premiums and other costs of retiring Cole National Group's 9-7/8% Senior Subordinated Notes due 2006 and the write-offs of unamortized discount and deferred financing fees. See the section below entitled "Liquidity and Capital Resources" and Note 3 of the Notes To Consolidated Financial Statements for more information regarding the early extinguishment of debt.

COLE VISION SEGMENT

         Cole Vision revenues were $451.0 million for the first nine months of fiscal 2002, compared with $420.2 million for the comparable period of fiscal 2001. Same-store sales for the first six months of fiscal 2002 increased in all retail vision brands, despite the difficult retail environment and a slowdown in business in July. Cole Licensed Brands and Pearle Vision company-owned locations increased same-store sales by 4.6% and 6.2%, respectively. Same-store sales reflected an increase in the average spectacle selling price and strong transaction increases at Target Optical. Same-stores sales increased 35.0% at Target Optical for the first six months of fiscal 2002. Same-store sales increases also reflected strong first quarter transaction increases at Pearle Vision.

         Gross margin percent declined 0.6% for the first six months of fiscal 2002, compared to the comparable period in fiscal 2001. The decrease in vision gross margin percent was due to more competitive pricing on contact lenses and an increase in product sold to Pearle franchisees. Sales to franchisees, which carry a lower margin rate, offer other benefits, including helping franchise comparable store sales and producing a more uniform merchandise assortment and consistent brand look across all stores.

         Operating expenses as a percent of sales declined at Cole Vision by 0.7% for the first six months of fiscal 2002, compared to the comparable period of fiscal 2001. The reduction in operating expense percent was due primarily to a reduction in the processing cost per claim at Cole Managed Vision and to lower operating costs at Pearle Vision, primarily due to advertising costs which were lower in the first six months of fiscal 2002 compared to the comparable period in fiscal 2001.

         Operating income at Cole Vision improved to $16.2 million for the first six months of fiscal 2002, compared to $13.0 million for the comparable period of fiscal 2001. Improved operating earnings at Pearle Vision resulting from higher revenues and lower advertising and nonstore expenses, the lower cost of claims processing at Cole Managed Vision and the cessation of goodwill and tradename amortization were the primary reasons for the increase. Goodwill and tradename amortization at Cole Vision totaled $2.0 million during the first six months of fiscal 2001. These improvements were offset by higher costs of payroll and advertising at Target Optical to support the increase in revenues.

THINGS REMEMBERED SEGMENT

         Things Remembered sales were $126.8 million for the first six months of fiscal 2002, slightly lower than the comparable period of fiscal 2001. Same-store sales declined 2.2% as fewer transactions offset the increase in average selling price resulting from sales of new merchandise at higher average unit prices, higher revenue from merchandise personalization, and less merchandise sold at clearance prices.

         Gross margin percent increased 1.2% at Things Remembered for the first six months of fiscal 2002 compared to the comparable period of fiscal 2001. The increase in margin rate was primarily attributable to a change in sales mix to higher end product.

         At Things Remembered, operating expenses grew 4.6% on a slight decline in sales. Store rent and occupancy charges increased for the first six months due to increases in insurance, taxes and other common area charges. In addition, marketing expenses increased by $0.9 million due primarily to increased direct mail marketing efforts to increase sales in a difficult retail environment.

         Operating income decreased to $8.0 million for the first six months of fiscal 2002, compared to $9.7 million in the comparable period of fiscal 2001. Costs of rent, occupancy and advertising increased despite a slight decrease in sales, resulting in the lower operating income.

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

The Company calculates same-store sales for stores opened for at least twelve months. A reconciliation of same-store sales to revenue reported on a GAAP basis follows:


                                                                2002
                                                 ------------------------------------
                                                   Thirteen              Twenty-Six
                                                  Week Period           Week Period
                                                 --------------        --------------
                                                            (In thousands)

Current year same-store sales                        $ 249,172             $ 498,966
Prior year same-store sales                            244,136               484,477
Percent Change                                            2.1%                  3.0%

Current year same-store sales                          249,172               498,966

Adjustment for:
   Sales at new and closed stores                        8,365                16,928
   Extended warranties                                      (9)               (2,150)
   Order vs. customer receipt                            2,605                  (362)
   Returns, remakes and refunds                            862                  (305)
   Other                                                   (48)                   (9)
                                                 --------------        --------------
        Store sales                                    260,947               513,068

Nonstore revenues                                       38,453                79,693

Intercompany eliminations                               (7,010)              (14,930)
                                                 --------------        --------------

GAAP Basis Net Revenue                               $ 292,390             $ 577,831
                                                 ==============        ==============



LIQUIDITY AND CAPITAL RESOURCES

         Cole National Corporation's primary source of liquidity is funds provided from operations of its operating subsidiaries. In addition, its wholly owned subsidiary, Cole National Group, Inc., and its operating subsidiaries have a working capital line of credit. As of August 3, 2002, the total commitment was $75.0 million and availability under the credit facility totaled $60.3 million after reduction for commitments under outstanding letters of credit. There were no working capital borrowings outstanding at any time during the first six months of fiscal 2002 or fiscal 2001.

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

         On May 22, 2002, the Company issued $150.0 million of 8-7/8% Senior Subordinated Notes due 2012. The notes are unsecured and mature on May 15, 2012. Net proceeds from the notes offering, together with cash on hand, were used to retire $150.0 million of 9-7/8% Senior Subordinated Notes due 2006 and pay premium and other costs associated with retiring those notes. An extraordinary loss on early extinguishment of debt of $7.2 million, net of an income tax benefit of $3.9 million, representing the payment of premiums and other costs of retiring the notes and write-offs of unamortized discount and deferred financing fees, was recorded in the second quarter of fiscal 2002.

         The indentures pursuant to which the 8-5/8% notes and the 8-7/8% notes were issued contain certain optional and mandatory redemption features and other financial covenants, including restrictions on the ability of Cole National Group to incur additional indebtedness, pay dividends or make other restricted payments to Cole National Corporation.

The indentures permit dividend payments to Cole National Corporation for certain tax obligations and for administrative expenses not to exceed 0.25% of net sales. See Note 3 of the Notes to Consolidated Financial Statements. The Company may from time to time purchase its outstanding notes in the open market or refinance them depending on capital market conditions.

         No significant principal payment obligations are due under the Company's outstanding indebtedness until April 2004, when a $5.0 million principal payment is due under a 5.0% promissory note and until 2007, when the $125.0 million Senior Subordinated debt is due. The ability of Cole National Corporation and its subsidiaries to satisfy their obligations will be primarily dependent upon the future financial and operating performance of the subsidiaries and upon the Company's ability to renew or refinance borrowings or raise additional capital through equity financing or sales of assets.

         Operations for the first six months provided $21.1 million of cash in fiscal 2002 compared with $27.0 million in fiscal 2001. The primary reason for the $5.9 million decrease in cash provided by operations was a change in working capital. Changes in working capital resulted in a source of funds of $2.1 million in fiscal 2002, compared to a source of funds of $10.0 million in fiscal 2001. Changes in accounts payable and other liabilities resulted in a source of cash of $7.7 million in fiscal 2002 compared to a source of cash of $3.7 million in fiscal 2001. The increase in payables and other liabilities was due to timing of purchases and payments. Changes in receivables and other assets resulted in a use of funds of $2.2 million compared to a source of funds of $6.0 million in fiscal 2001. The increase in receivables was primarily due to increases in sales and corresponding receivables at Cole Vision. Changes in accrued and deferred taxes resulted in a source of cash of $2.4 million in fiscal 2002, compared to a source of cash totaling $8.4 million in fiscal 2001. The change was due to a lower effective tax rate in fiscal 2002 compared to fiscal 2001. In addition, the Company made a cash payment for income taxes of $3.1 million in fiscal 2002 compared with a payment of $0.1 million in fiscal 2001.

         Net cash from investing activities resulted in a use of funds of $16.7 million for the first six months of fiscal 2002 compared to a use of funds totaling $26.1 million in the comparable period of fiscal 2001. Capital expenditures, which accounted for most of the cash used for investing, were $13.9 million and $19.2 million in fiscal 2002 and fiscal 2001, respectively. The majority of capital expenditures were for store fixtures, equipment and leasehold improvements for new stores and remodeling of existing stores. Expenditures for systems development costs totaled $2.3 million and $4.6 million for the first six months of fiscal 2002 and fiscal 2001, respectively. In fiscal 2001, net proceeds of $4.7 million were received from the sale of a Dallas office facility. In fiscal 2001, the Company made a net investment in Pearle Europe of $6.4 million in connection with Pearle Europe's acquisition of a leading optical retail chain in Portugal. Of this amount, $4.7 million is accounted for as notes receivable and $1.7 million as equity investment.

         Net cash used for financing activities totaled $19.0 million for the first six months of fiscal 2002, compared to $3.1 million for the comparable period of fiscal 2001. In May 2002, Cole National Group, Inc., issued $150.0 million of 8-7/8% Senior Subordinated Notes due May 2012. The net proceeds of this issuance and cash on hand were used to retire all of Cole National Group's $150.0 million 9-7/8% Senior Subordinated Notes due 2006. Finance fees and early repayment premium of the 9-7/8% notes resulted in a net cash usage of $14.2 million. See Note 3 for further information regarding this transaction. Changes in overdraft balances resulted in a use of cash of $5.9 million in fiscal 2002 compared to $3.4 million in fiscal 2001. The change was due to the timing of payments.

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

         In the second quarter, Cole National Group issued $150.0 million of Senior Subordinated Notes due 2012 and retired all of its $150.0 million
Senior Subordinated Notes due 2006 as discussed above and in Note 3 of the Notes to Consolidated Financial Statements. As a result, $150.0 million of the Company's scheduled payments for contractual obligations as reported in its latest annual report on Form 10-K have been shifted from due in the period "4-5 years" to due in the period "after 5 years".

         The Company's primary source of liquidity, other than cash on hand, is the working capital line of credit discussed above and in Note 4 of the Notes to Consolidated Financial Statements. This facility has been extended until May 31, 2006 and supports $14.7 million of standby letters of credit that are renewable annually.

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

         During the second quarter of fiscal 2002, the Company completed the transitional impairment testing of goodwill as required by SFAS 142. Based on the findings of its outside valuation advisor, the Company has concluded that there was no impairment of its goodwill or tradenames at the adoption date of the new accounting standard, effective February 3, 2002. The Company has elected to perform its annual tests for potential impairment as of the first day of the Company's fourth quarter.

         The Financial Accounting Standards Board (FASB) has issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections" (SFAS 145). SFAS 145 states that the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for classification as an extraordinary item shall be reclassified as an operating expense. The Company will adopt SFAS 145 as of the beginning of fiscal 2003. As a result, the loss on early extinguishment of debt reported as an extraordinary item for the year ended February 1, 2003 will be reclassified at that time. The pretax loss from the early extinguishment of debt will be presented as a separate line within interest and other (income) expenses and the related income tax benefit will reduce the reported income tax provision.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement were effective for exit or disposal activities initiated after December 31, 2002. The Company will adopt SFAS 146 on January 1, 2003. The adoption will have no effect on the Company's financial position or operations.

         The FASB has also issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143), and SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 143 provides guidance for legal obligations arising from the retirement of long-lived assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 was adopted during fiscal 2002 and had no effect on the Company's financial position or operations. SFAS 143 will be adopted during fiscal 2003 and is not expected to have a material effect on the Company's financial position or operations.

CONTINGENCIES

         A complaint was filed in the Superior Court of California, county of San Diego against Cole National Corporation, its affiliates and certain of its officers by the Attorney General of the State of California on February 14, 2002 and amended on February 22, 2002. The case, State of California v. Cole National Corporation, et. al., alleges claims for various statutory violations related to the operation of 24 Pearle Vision Centers in California. The claims include untrue or misleading advertising, illegal dilation fees, unlawful advertising of eye exams, maintaining an optometrist on or near the premises of a registered dispensing optician, unlawful advertising of an optometrist, unlicensed practice of optometry, and illegal relationships between dispensing opticians, optical retailers and optometrists. The action seeks unspecified damages, restitution and injunctive relief. Although the State of California obtained a preliminary injunction to enjoin certain advertising practices and the charging of dilation fees in July 2002, the terms of the injunction have not had and are not expected to have a material effect on the Company operations. In addition, both the State and the Company have appealed the preliminary injunction. Although we believe we are in compliance with California law and intend to continue to defend the issues raised in the case vigorously, the case is in its early stages and we cannot predict with certainty its outcome or costs.

FORWARD LOOKING STATEMENTS

         The Company's expectations and beliefs concerning the future contained in this document are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those forecasted due to a variety of factors that can adversely affect the Company's operating results, liquidity and financial condition such as risks associated with potential adverse consequences of the restatement of the Company's financial statements, including those resulting from litigation or government investigations, restrictions or curtailment of the Company's credit facility and other credit situations, costs and other effects associated with the California litigation, the timing and achievement of improvements in the operations of the optical business, the results of Things Remembered, which is highly dependent on the fourth quarter holiday season, the nature and extent of disruptions of the economy from terrorist activities or major health concerns, and from governmental and consumer responses to such situations, the actual utilization of Cole Managed Vision funded eyewear programs, the success of new store openings and the rate at which new stores achieve profitability, the Company's ability to select, stock and price merchandise attractive to customers, success of systems development and integration, competition in the optical industry, integration of acquired businesses, economic and weather factors affecting consumer spending, operating factors affecting customer satisfaction, including manufacturing quality of optical and engraved goods, the Company's relationships with host stores and franchisees, the mix of goods sold, pricing and other competitive factors, and the seasonality of the Company's business.

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

         In November 2002, the Company determined it needed to restate its previously issued financial statements for the timing of the recognition of revenues earned on the sale of extended warranty contracts. The Company issued a press release on November 26, 2002 announcing the restatement of its historical consolidated financial statements beginning with its 1998 fiscal year. The Company subsequently determined that it needed to make other changes to previously issued financial statements in addition to the timing of the recognition of warranty revenues. The adjustments have a significant negative impact on the Company's previously reported revenue, net income, and earnings per share. See Note 8 to the Notes to Consolidated Financial Statements for further discussion of the restatement.

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

         In connection with the audit of the Company's financial statements for the 2002 fiscal year and the restated financial statements for the 2001 and 2000 fiscal years, Deloitte & Touche reported to management and the Board of Directors on April 30, 2003 that certain deficiencies existed during the audit period in the design or operation of the Company's internal accounting controls which, constituted material weaknesses pursuant to standards established by the American Institute of Certified Public Accountants. Such deficiencies related to the application or selection of accounting principles, the use of management judgment and estimates, and the adequacy of account details and reconciliations.

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

        A complaint was filed in the Superior Court of California, County of San Diego against Cole National Corporation, its affiliates and certain of its officers by the Attorney General of the State of California on February 14, 2002 and amended on February 22, 2002. The case, State of California v. Cole National Corporation, et al., Case No. G1C783135, alleges claims for various statutory violations related to the operation of 24 Pearle Vision Centers in California. The claims include alleged untrue or misleading advertising, illegal dilation fees, unlawful advertising of eye exams, maintaining an optometrist on or near the premises by a registered dispensing optician, unlawful advertising of an optometrist, unlicensed practice of optometry, and illegal relationships among dispensing opticians, optical retailers and optometrists. The action seeks unspecified damages, restitution and injunctive relief.

        The case is in its early stages and we cannot predict with certainty its outcome or costs. In May 2002, all of the individual officer defendants were dismissed and their dismissal has been appealed by the State. The State of California moved for a preliminary injunction to enjoin certain advertising practices and from charging dilation fees. Though the State obtained a preliminary injunction in July 2002, the terms of the injunction are not expected to have any material effect on the Company's operations. In addition, both the State and the Company have appealed the preliminary injunction. We believe we are in compliance with California law and intend to continue to defend the issues raised in the case vigorously.

        On August 14, 2002, two former store managers employed in the San Francisco area by our subsidiary, Things Remembered, Inc., filed a class action complaint in San Francisco Superior Court. The complaint alleges that the plaintiffs and the other members of the putative class (alleged to include 250 members) were improperly denied overtime compensation for more than eight hours of work per day and/or more than 40 hours of work per week in violation of California law. The action seeks unspecified damages, interest, restitution, as well as, declaratory and injunctive relief and attorneys' fees.

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

         Of the total eligible votes 16,009,403, stockholders cast votes of 13,983,576 or 87.3% of the total eligible votes. The votes cast for the election of directors were as follows:


                               For               Withheld            Non-votes
                          --------------        ----------          -----------

Jeffrey A. Cole             13,792,217            191,359                0
Larry Pollock               13,792,945            190,631                0
Timothy F. Finley           13,799,333            184,243                0
Irwin N. Gold               13,801,455            182,121                0
Melchert F. Groot           13,801,380            182,196                0
Peter V. Handal             13,799,380            184,196                0
Charles A. Ratner           13,792,680            190,896                0
Walter J. Salmon            13,794,408            189,168                0



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following Exhibits are filed herewith and made a part hereof:

         10.1* Letter dated April 14, 2002 from Cole National Corporation to Lawrence Hyatt.

         10.2* Letter Agreement dated April 19, 2002 between Cole National Corporation and Lawrence Hyatt regarding termination of employment.

         10.3* Restricted Stock Agreement between Cole National Corporation and Lawrence Hyatt dated as of July 15, 2002.

         10.4* Nonqualified Stock Option Agreement between Cole National Corporation and Lawrence Hyatt dated as of July 15, 2002.

         10.5* First Amendment to Credit Agreement, dated as of August 23, 2002, among Cole Vision Corporation, Things Remembered, Inc., and Pearle, Inc. and Canadian Imperial Bank of Commerce.

         10.6* Second Amendment to Credit Agreement, dated as of September 13, 2002, among Cole Vision Corporation, Things Remembered, Inc., and Pearle, Inc. and Canadian Imperial Bank of Commerce.

         10.7* Amendment No. 1 to the Cole National Group, Inc. Retirement Plan (Amended and Restated as of January 1, 2001), effective March 31, 2002.

         10.8* Nonqualified Stock Option Agreement (1998 Plan/Time Vesting/Senior Executive) between Cole National Corporation and Jeffrey A. Cole dated as of January 25, 2002.

         99.1+ Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

                  The Company filed a report on Form 8-K (Items 4 and 7) on June 18, 2002 disclosing the Company was replacing Arthur Andersen LLP as its independent public accountants and appointing Deloitte & Touche LLP to serve as its independent public accountants for the fiscal year 2002.

                  The Company filed a report on Form 8-K (Items 4 and 7) on June 19, 2002 disclosing the Company was replacing Arthur Andersen LLP for the Cole National Corporation 401(K) Savings Plan for Employees at Pearle Vision Centers and appointing Grant Thornton LLP to serve as its independent public accountants for the Plan for the year ending December 31, 2001.

                  The Company filed a report on Form 8-K (Items 4 and 7) on June 19, 2002 disclosing the Company was replacing Arthur Andersen LLP for the Cole National Corporation 401(K) Savings Plan and appointing Grant Thornton LLP to serve as its independent public accountants for the Plan for the year ending December 31, 2001.

                  The Company filed a report on Form 8-K (Items 4 and 7) on June 19, 2002 disclosing the Company was replacing Arthur Andersen LLP for the Cole National Corporation 401(K) Savings Plan for Employees at Former NuVision Locations and appointing Grant Thornton LLP to serve as its independent public accountants for the Plan for the year ending December 31, 2001.

                  The Company filed a report on Form 8-K (Item 5) on August 27, 2002, which attached a press release dated August 27, 2002.

* Filed with the original Form 10-Q filed September 17, 2002.
+ Filed herewith.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           COLE NATIONAL CORPORATION


                           By: /s/  Lawrence E. Hyatt
                               ------------------------------------------------
                               Lawrence E. Hyatt
                               Executive Vice President and Chief
                               Financial Officer (Duly Authorized Officer)


                           By: /s/ Ann M. Holt
                               ------------------------------------------------
                               Ann M. Holt
                               Senior Vice President and Corporate Controller (Principal Accounting Officer)

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

Date: May 16, 2003
                                            /s/ Jeffrey A. Cole
                                            -----------------------------------
                                            Jeffrey A. Cole
                                            Chairman and CEO

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Date:  May 16, 2003

                        /s/ Lawrence E. Hyatt
                        -----------------------------------------------------
                        Lawrence E. Hyatt
                        Executive Vice President and Chief Financial Officer

                            COLE NATIONAL CORPORATION
                                   FORM 10-Q/A
                          QUARTER ENDED AUGUST 3, 2002

                                  EXHIBIT INDEX


Exhibit
Number                           Description
------                           -----------

10.1* Letter dated April 14, 2002 from Cole National Corporation to Lawrence Hyatt.

10.2* Letter Agreement dated April 19, 2002 between Cole National Corporation and Lawrence Hyatt regarding termination of employment.

10.3* Restricted Stock Agreement between Cole National Corporation and Lawrence Hyatt dated as of July 15, 2002.

10.4* Nonqualified Stock Option Agreement between Cole National Corporation and Lawrence Hyatt dated as of July 15, 2002.

10.5* First Amendment to Credit Agreement, dated as of August 23, 2002, among Cole Vision Corporation, Things Remembered, Inc., and Pearle, Inc. and Canadian Imperial Bank of Commerce.

10.6* Second Amendment to Credit Agreement, dated as of September 13, 2002, among Cole Vision Corporation, Things Remembered, Inc., and Pearle, Inc. and Canadian Imperial Bank of Commerce.

10.7* Amendment No. 1 to the Cole National Group, Inc. Retirement Plan (Amended and Restated as of January 1, 2001), effective March 31, 2002.

10.8* Nonqualified Stock Option Agreement (1998 Plan/Time Vesting/Senior Executive) between Cole National Corporation and Jeffrey A. Cole dated as of January 25, 2002.

99.1+ Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



* Filed with the original Form 10-Q filed September 17, 2002.
+ Filed herewith.