Form 10-Q
period 2002-11-02
COLE NATIONAL CORP /DE/
filed 2003-05-19
CIK 769644

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 2, 2002,

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________
         TO ___________.


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

                                EXPLANATORY NOTE

         This Form 10-Q of Cole National Corporation (the "Company") includes the effects of the restatement described in Note 8 to the accompanying Consolidated Financial Statements. See Note 8 for a summary of the effects of the restatement on previously issued financial statements for prior periods.

         The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports available, free of charge, through its website, http://www.colenational.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                         QUARTER ENDED NOVEMBER 2, 2002
                                      INDEX

                                                                                                                      Page No.
PART I.    FINANCIAL INFORMATION

           Item 1.  Financial Statements

                    Consolidated Balance Sheets as of November 2, 2002 and February 2, 2002
                    (as restated)....................................................................................... 1

                    Consolidated Statements of Operations for the 13 and 39 week periods ended
                    November 2, 2002 and November 3, 2001 (as restated)................................................. 2

                    Consolidated Statements of Cash Flows for the 39 week periods ended
                    November 2, 2002 and November 3, 2001 (as restated)................................................. 3

                    Notes to Consolidated Financial Statements.......................................................... 4

           Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...............16

           Item 3.  Quantitative and Qualitative Disclosures about Market Risk..........................................27

           Item 4.  Controls and Procedures.............................................................................27

PART II.   OTHER INFORMATION

           Item 1.  Legal Proceedings.................................................................................. 29

           Item 6.  Exhibits and Reports on Form 8-K................................................................... 30

           Signatures.................................................................................................. 31

           Certifications.............................................................................................. 32

           EXHIBIT INDEX............................................................................................... 34

                         PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                        November 2,          February 2,
                                                                           2002                 2002
                                                                                            (As restated,
                                                                                             see Note 8)
                                                                        -----------          -----------
Assets
Current assets:
     Cash and cash equivalents                                           $  21,327           $  63,418
     Accounts receivable, less allowances of
          $2,559 and $3,228, respectively                                   48,707              41,365
     Current portion of notes receivable                                     2,862               2,824
     Inventories                                                           135,651             119,203
     Prepaid expenses and other                                             27,927              29,214
     Deferred income taxes                                                  27,623              27,252
                                                                         ---------           ---------
               Total current assets                                        264,097             283,276

Property and equipment, at cost                                            321,363             305,419
     Less - accumulated depreciation and amortization                     (198,271)           (184,985)
                                                                         ---------           ---------
               Total property and equipment, net                           123,092             120,434

Notes receivable, excluding current portion, less allowances of
     $3,784 and $5,209, respectively                                        25,958              20,193
Deferred income taxes                                                       30,459              27,801
Other assets                                                                54,375              52,201
Other intangibles, net                                                      46,646              46,146
Goodwill, net                                                               85,550              85,543
                                                                         ---------           ---------
               Total assets                                              $ 630,177           $ 635,594
                                                                         =========           =========

Liabilities and Stockholders' Equity
Current liabilities:
     Current portion of long-term debt                                   $     227           $     259
     Accounts payable                                                       66,412              65,124
     Accrued interest                                                        8,447               6,748
     Accrued liabilities                                                    86,247              92,577
     Accrued income taxes                                                    4,757               8,604
     Deferred revenue                                                       37,450              35,401
                                                                         ---------           ---------
                Total current liabilities                                  203,540             208,713

Long-term debt, net of discount and current portion                        286,254             284,574
Other long-term liabilities                                                 24,224              22,942
Deferred revenue, long term                                                 11,932              11,049

Stockholders' equity                                                       104,227             108,316
                                                                         ---------           ---------

          Total liabilities and stockholders' equity                     $ 630,177           $ 635,594
                                                                         =========           =========


   The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                                Thirteen Week Periods Ended        Thirty-Nine Week Periods Ended
                                                              -------------------------------     -------------------------------
                                                                                 November 3,                         November 3,
                                                                                   2001                                 2001
                                                               November 2,      (As restated,      November 2,      (As restated,
                                                                  2002           see Note 8)          2002           see Note 8)
                                                              -------------     -------------     -------------     -------------


Net revenue                                                     $ 275,501         $ 263,349         $ 853,332         $ 810,457

Costs and expenses:
     Cost of goods sold                                            91,948            87,394           278,697           262,600
     Operating expenses                                           184,009           175,665           556,843           527,825
     Goodwill and tradename amortization                             --               1,252              --               3,758
                                                                ---------         ---------         ---------         ---------
          Total costs and expenses                                275,957           264,311           835,540           794,183
                                                                ---------         ---------         ---------         ---------

Operating income (loss)                                              (456)             (962)           17,792            16,274

Interest and other (income) expense, net:
     Interest expense                                               6,582             7,279            20,533            22,307
     Interest and other (income), net                                (617)           (1,218)           (4,393)           (3,556)
                                                                ---------         ---------         ---------         ---------
          Total interest and other (income) expense, net            5,965             6,061            16,140            18,751
                                                                ---------         ---------         ---------         ---------

Income (loss) before income taxes                                  (6,421)           (7,023)            1,652            (2,477)

Income tax provision (benefit)                                     (4,494)          (13,178)            1,157            (4,648)
                                                                ---------         ---------         ---------         ---------

Income (loss) before extraordinary loss                            (1,927)            6,155               495             2,171

Extraordinary loss on early extinguishment of debt,
     net of $3.9 million tax benefit                                 --                --              (7,242)             --
                                                                ---------         ---------         ---------         ---------

Net income (loss)                                                  (1,927)            6,155            (6,747)            2,171
                                                                =========         =========         =========         =========


Basic earnings (loss) per common share:
     Income (loss) before extraordinary loss                    $   (0.12)        $    0.38         $    0.03         $    0.14
     Extraordinary loss                                              --                --               (0.45)             --
                                                                ---------         ---------         ---------         ---------
     Net income (loss)                                          $   (0.12)        $    0.38         $   (0.42)        $    0.14
                                                                =========         =========         =========         =========

Diluted earnings (loss) per common share:
     Income (loss) before extraordinary loss                    $   (0.12)        $    0.38         $    0.03         $    0.13
     Extraordinary loss                                              --                --               (0.44)             --
                                                                ---------         ---------         ---------         ---------
     Net income (loss)                                          $   (0.12)        $    0.38         $   (0.41)        $    0.13
                                                                =========         =========         =========         =========

Weighted average shares:
     Basic                                                         16,276            16,102            16,205            15,989
     Diluted                                                       16,276            16,402            16,512            16,089

  The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)


                                                                                          Thirty-Nine Week Periods Ended
                                                                                          -------------------------------
                                                                                                             November 3,
                                                                                                                2001
                                                                                           November 2,      (As restated,
                                                                                              2002           see Note 8)
                                                                                          -------------     -------------

Cash flows from operating activities:
     Net income (loss)                                                                      $  (6,747)        $   2,171
     Adjustments to reconcile net income to net cash
        provided by operating activities:
            Depreciation and amortization                                                      27,239            29,727
            Extraordinary loss on early extinguishment of debt, net of tax                      7,242              --
            Noncash compensation                                                                  953             1,318
            Noncash interest, foreign currency (gains) losses and other, net                   (2,409)              501
            Gain on sale of building                                                             --                (683)
            Increases (decreases) in cash resulting from changes in operating assets and liabilities:
                    Accounts and notes receivable, prepaid expenses and other assets           (5,483)            5,320
                    Inventories                                                               (16,385)          (14,042)
                    Accounts payable, accrued liabilities and other liabilities                16,595           (12,608)
                    Accrued interest                                                            1,699               869
                    Accrued and deferred income taxes                                          (2,968)           (5,093)
                                                                                            ---------         ---------
                             Net cash provided by operating activities                         19,736             7,480
                                                                                            ---------         ---------


Cash flows from investing activities:
     Purchases of property and equipment, net                                                 (33,273)          (27,259)
     Net proceeds from sale of fixed assets                                                      --               4,712
     Systems development costs                                                                 (3,671)           (5,826)
     Investment and notes receivables in Pearle Europe, net                                      --              (6,446)
     Cash paid for note receivable from third party network provider                           (4,000)             --
     Acquisition of business, net of cash acquired                                               (978)             (100)
     Other, net                                                                                  (336)             (711)
                                                                                            ---------         ---------
                             Net cash used for investing activities                           (42,258)          (35,630)
                                                                                            ---------         ---------


Cash flows from financing activities:
     Repayment of long-term debt                                                             (158,262)             (507)
     Proceeds from issuance of long-term debt                                                 150,000              --
     Increase (decrease) overdraft balances                                                    (6,289)           12,579
     Net proceeds from exercise of stock options and issuance of stock                          1,191             1,187
     Repayments (Issuance) of notes receivable - stock options and awards, net                     46              (340)
     Payment of deferred financing fees                                                        (6,208)             --
     Other, net                                                                                   (47)              (94)
                                                                                            ---------         ---------
                             Net cash (used for) provided by financing activities             (19,569)           12,825
                                                                                            ---------         ---------


Cash and cash equivalents:
     Net decrease during the period                                                           (42,091)          (15,325)
     Balance, beginning of period                                                              63,418            37,218
                                                                                            ---------         ---------

     Balance, end of period                                                                 $  21,327         $  21,893
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

                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         The consolidated financial statements include the accounts of Cole National Corporation ("the Parent"), its wholly owned subsidiary, Cole National Group, Inc. and its wholly owned subsidiaries (collectively, referred to as "the Company"). The Company's 21% investment in Pearle Europe B.V. is accounted for using the cost method. All significant intercompany transactions have been eliminated in consolidation.

         The accompanying consolidated financial statements have been prepared without audit and certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted, although management believes that the disclosures herein are adequate to make the information not misleading. Results for interim periods are not necessarily indicative of the results to be expected for the full year. When reading the financial information in this quarterly report, reference should be made to the consolidated financial statements and notes contained in the Company's most recently filed Annual Report on Form 10-K filed concurrently with this quarterly report.

Nature of Operations

         The Company is a specialty service retailer operating in both host and nonhost environments, whose primary lines of business are optical products and services and personalized gifts. The Company sells its products through 2,509 company-owned retail locations and 447 franchised locations in 50 states, Canada and the Caribbean. In connection with its optical business, the Company is a managed vision care benefits provider and claims payment administrator whose programs provide comprehensive eyecare benefits primarily marketed directly to large employers, health maintenance organizations (HMO) and other organizations. The Company has two reportable segments: Cole Vision and Things Remembered (see
Note 5).

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

Derivatives and Hedging Activity

         The interest rate swap agreements utilized by the Company are designated as fair value hedges of the underlying fixed rate debt obligations and are recorded at fair value as an increase in noncurrent assets or liabilities and an increase or decrease in long-term debt. These interest rate swaps qualify for the short-cut method for assessing hedge effectiveness under the provisions of Statement of Financial Accounting Standard (SFAS) No.

133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). Changes in fair value of the interest rate swaps are offset by the changes in fair value of the underlying debt.

Goodwill and Other Intangible Assets

         Goodwill, noncompete agreements and tradename assets were amortized over their estimated useful economic life using the straight-line method and are carried at cost less accumulated amortization. Beginning with fiscal year 2002, all goodwill and tradename amortization ceased in accordance with Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), and both goodwill and tradename, are tested at least annually for impairment. The Company adopted the first day of the fourth fiscal quarter for the annual impairment review. Other intangible assets with finite lives are amortized over their estimated useful lives based on management's estimates of the period that the assets will generate revenue.

Cash Flows

         Net cash flows from operating activities reflect cash payments for income taxes and interest of $4,038,000 and $18,254,000, respectively, for the 39 week periods ended November 2, 2002 and $316,000 and $20,622,000, respectively, for the 39 week periods ended November 3, 2001.

Earnings Per Common Share

         Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the periods presented. Diluted earnings per common share also includes the dilutive effect of potential common shares (primarily dilutive stock options) outstanding for the periods presented. The following represents a reconciliation from basic earnings per common share to diluted earnings per share:

                                                                    Thirteen Week Periods     Thirty-Nine Week Periods
                                                                  -------------------------   ------------------------
                                                                     2002          2001          2002          2001
                                                                    ------        ------        ------        ------
(In thousands, except for per share data)

Determination of shares:
     Average common shares outstanding                              16,276        16,102        16,205        15,989
     Assumed conversion of dilutive stock options and awards          --             300           307           100
                                                                    ------        ------        ------        ------

Diluted average common shares outstanding                           16,276        16,402        16,512        16,089
                                                                    ======        ======        ======        ======
Basic earnings (loss) per common share
   before extraordinary loss                                        $(0.12)       $ 0.38        $ 0.03        $ 0.14
Diluted earnings (loss) per common share
   before extraordinary loss                                        $(0.12)       $ 0.38        $ 0.03        $ 0.13

Total Other Comprehensive Income (Loss)

         Total other comprehensive income (loss) for the 13 and 39 week periods ended November 2, 2002 and November 3, 2001 is as follows (000's omitted):

                                            Thirteen Week Periods       Thirty-Nine Week Periods
                                            ---------------------       ------------------------
                                              2002           2001           2002            2001
                                              ----           ----           ----            ----
Net income (loss)                           $(1,927)        $6,155        $(6,747)        $2,171
Cumulative translation income (loss)            276           (254)           281           (424)
                                            -------         ------        -------         ------
Total other comprehensive income (loss)     $(1,651)        $5,901        $(6,466)        $1,747
                                            =======         ======        =======         ======

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

         The following table provides the comparable effects of adopting SFAS 142 for the 13 and 39 week periods ended November 2, 2002 and November 3, 2001.

                                                        Thirteen Week Periods       Thirty-Nine Week Periods
                                                      ------------------------      ------------------------
                                                        2002             2001           2002          2001
                                                      ---------         ------        -------        ------
                                                             (In thousands, except per share amounts)
Net income (loss):
     Reported income (loss)                           $  (1,927)        $6,155        $(6,747)       $2,171
     Goodwill amortization - Cole Vision                   --              704           --           2,118
     Goodwill amortization - Things Remembered             --              238           --             712
     Tradename amortization - Cole Vision                  --              310           --             928
     Related tax adjustment                                --             (170)          --            (510)
                                                      ---------         ------        -------        ------

     Adjusted income (loss)                           $  (1,927)        $7,237        $(6,747)       $5,419
                                                      =========         ======        =======        ======

Basic earnings (loss) per share:
     Reported income (loss)                           $   (0.12)        $ 0.38        $ (0.42)       $ 0.14
     Goodwill and tradename amortization,
         net of tax                                        --             0.07           --            0.20
                                                      ---------         ------        -------        ------
     Adjusted income (loss)                           $   (0.12)        $ 0.45        $ (0.42)       $ 0.34
                                                      =========         ======        =======        ======

Diluted earnings per share:
     Reported income                                  $   (0.12)        $ 0.38        $ (0.41)       $ 0.13
     Goodwill and tradename amortization,
         net of tax                                        --             0.06           --            0.21
                                                      ---------         ------        -------        ------

     Adjusted net income (loss)                       $   (0.12)        $ 0.44        $ (0.41)       $ 0.34
                                                      =========         ======        =======        ======






         Other intangible assets consist of (In thousands):

                                   2002            2001
                                --------         --------
Tradename                       $ 49,460         $ 49,460
Noncompete agreements                840              840
Contracts                          4,438            3,460
                                --------         --------
                                  54,738           53,760
Accumulated amortization          (8,092)          (7,614)
                                --------         --------
Other intangibles, net          $ 46,646         $ 46,146
                                ========         ========

         The net carrying amount of goodwill at November 2, 2002, by business segment, was $64.2 million at Cole Vision and $21.4 million at Things Remembered. The increases in the net carrying amount of $6,649 for goodwill was due to foreign currency translation of goodwill at Cole Vision. The net carrying amount of $46.6 million for other intangibles at November 2, 2002 was attributable to the Cole Vision segment. Additional contingent payments related to the 1999 acquisition of Met Life's managed vision care benefits business increased the net carrying amount of other intangibles by $1.0 million, net of related amortization of $0.5 million.

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

         During the third quarter of fiscal 2002, the Company entered into interest rate swap agreements to take advantage of favorable market interest rates. These agreements require the Company to pay an average floating interest rate based on six-month LIBOR plus 4.5375% to a counter party while receiving a fixed interest rate on a portion of the Company's $125.0 million 8-5/8% Senior Subordinated Notes due 2007. The counter party is a major commercial bank. The agreements mature August 15, 2007 and qualify as fair value hedges. The aggregate notional amount of the interest rate swap agreements is $50.0 million. At November 2, 2002, the floating rate of swaps was approximately 6.1% and the fair value of the swap agreements was an unrealized gain of approximately $0.5 million. There was no impact to earnings in the first nine months due to hedge ineffectiveness.

(4)      CREDIT FACILITY

         The operating subsidiaries of Cole National Group, Inc. have a working capital commitment of $75.0 million that extends until May 31, 2006. Borrowings under the credit facility presently bear interest based on leverage ratios of Cole National Group at a rate equal to either (a) the Eurodollar Rate plus 2.25% or (b) 1.25% plus the highest of (i) the CIBC prime rate, (ii) the three-week moving average of the secondary market rates for three-month certificates of deposit plus 1.0% or (iii) the federal funds rate plus 0.5%. Cole National Group pays a commitment fee of between 0.50% and 0.75% per annum on the total unused portion of the facility based on the percentage of revolving credit commitments used. The Company and Cole National Group guarantees this credit facility. The credit facility is secured by the assets of the operating subsidiaries of Cole National Group, Inc.

         The credit facility requires the principal operating subsidiaries of Cole National Group to comply with various operating covenants that restrict corporate activities, including covenants restricting the ability of the subsidiaries to incur additional indebtedness, pay dividends, prepay subordinated indebtedness, dispose of certain investments or make acquisitions. The credit facility also requires the subsidiaries of Cole National Group to comply with certain financial covenants, including covenants regarding interest coverage and maximum leverage. On November 25, 2002 the Company received a waiver, which expired on December 31, 2002 associated with the restatement of the financial statements. On December 19, 2002 the credit agreement was amended to accommodate the anticipated changes due to the restatement. The Company received a waiver dated May 9, 2003 of the maximum leverage coverage test for the fiscal year end 2002 and the first quarter of fiscal 2003. During the waiver period the maximum leverage test was adjusted to accommodate the effect of the restatement on the Company's financial statements. This waiver will expire on the earlier of May 17, 2003 if the Lenders do not receive the Form 10-K and 10-Q's for the first through third fiscal quarters of 2002; on May 23, 2003 if certain additional financial information is not received by the Lenders; or June 30, 2003. The Company is in compliance with the covenants in the credit agreement and expects to meet the waiver conditions. The Company expects to complete a permanent amendment to the credit agreement on or before June 30, 2003. However, there is no assurance that the Company will be successful in its effort to complete such an amendment. The Company believes that even if it is unsuccessful in its effort to complete such an amendment, it will have sufficient liquidity from internal and other external sources.

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

         No borrowings under the credit facility were outstanding as of November 2, 2002 and November 3, 2001. There were no borrowings during the third quarter of fiscal 2002 and fiscal 2001.

(5)    SEGMENT INFORMATION

         Information on the Company's reportable segments is as follows (dollars in thousands):

                                                         Thirteen Week Period              Thirty-Nine Week Period
                                                     ---------------------------         --------------------------
                                                       2002              2001              2002             2001
                                                     ---------         ---------         ---------        ---------

Net revenue:
     Cole Vision                                     $ 221,778         $ 210,293         $ 672,827        $ 630,553
     Things Remembered                                  53,723            53,056           180,505          179,904
                                                     ---------         ---------         ---------        ---------
          Consolidated net revenue                   $ 275,501         $ 263,349         $ 853,332        $ 810,457
                                                     =========         =========         =========        =========

Operating income (loss):
     Cole Vision                                     $   6,054         $   2,346         $  22,251        $  15,319
     Things Remembered                                  (2,643)             (811)            5,313            8,879
                                                     ---------         ---------         ---------        ---------
          Total segment operating income (loss)          3,411             1,535            27,564           24,198
     Unallocated amount:
          Corporate expenses                             3,867             2,497             9,772            7,924
                                                     ---------         ---------         ---------        ---------
     Consolidated operating income (loss)                 (456)             (962)           17,792           16,274
     Interest and other (income) expense, net            5,965             6,061            16,140           18,751
                                                     ---------         ---------         ---------        ---------

     Income (loss) before income taxes               $  (6,421)        $  (7,023)        $   1,652        $  (2,477)
                                                     =========         =========         =========        =========

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

         The Company guarantees future minimum lease payments for certain store locations leased directly by franchisees. These guarantees totaled approximately $13.7 million as of February 2, 2002 and November 2, 2002. Performance under a guarantee by the Company is triggered by default of a franchisee in their base commitment. Generally, these guarantees also extend to payments of taxes and other normal expenses payable under these leases, the amounts of which are not readily quantifiable.

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

(7)   LEGAL PROCEEDINGS

        The Company and its optical subsidiaries have been sued by the State of California, which alleges claims for various statutory violations related to the operation of 24 Pearle Vision Centers in California. The claims include untrue or misleading advertising, illegal dilation fees, unlawful advertising of eye exams, maintaining an optometrist on or near the premises of a registered dispensing optician, unlawful advertising of an optometrist, unlicensed practice of optometry, and illegal relationships between dispensing opticians, optical retailers and optometrists. The action seeks unspecified damages, restitution and injunctive relief. Although the State of California obtained a preliminary injunction to enjoin certain advertising practices and from charging dilation fees in July 2002, the terms of the injunction have not had and are not expected to have any material effect on the Company's operations. In addition, both the State and the Company have appealed the preliminary injunction. The injunction is not expected to have a material effect on the Company's operations. Although the Company believes it is in compliance with California law and intends to continue to defend the issues raised in the case vigorously, it may be required to further modify its activities or might be required to pay damages and or restitution in currently undeterminable amount if it is not successful, the cost of which, as well as continuing defense costs, might have a material adverse effect on the Company's operating results and cash flow in one or more periods.

        Things Remembered, Inc. is in the process of settling a class action complaint in California alleging that the putative class (alleged to include 200 members) were improperly denied overtime compensation in violation of a California law. The action sought unspecified damages, interest, restitution, as well as declaratory and injunctive relief and attorneys' fees. On February 3, 2003, Things Remembered and the plaintiffs reached an agreement to resolve the lawsuit for $562,500. The settlement is subject to court approval. A liability of $562,500 was recorded in the fourth quarter of 2002.

        Cole National Corporation is defending a purported class action lawsuit alleging claims for various violations of federal securities laws related to the Company's publicly reported revenues and earnings. The action, which proposes a class period of March 23, 1999 through November 26, 2002 and names the Company and certain present and former officers and directors as defendants, seeks unspecified compensatory damages, punitive damages "where appropriate", costs, expenses and attorneys fee. Following the Company's announcement in November 2002 of the restatement of the Company's financial statements (see Note 8 of the Notes to Consolidated Financial Statements), the Securities and Exchange Commission began an inquiry into the Company's previous accounting. The course of this or further litigation or investigations arising out of the restatement of the Company's financial statements cannot be predicted. In addition, under certain circumstances the Company would be obliged to indemnify the individual current and former directors and officers who are named as defendants in litigation or who are or become involved in an investigation. The Company believes it has insurance that should be available with respect to litigation and any indemnification obligations. However, if the Company is unsuccessful in defending against any such litigation, and if its insurance coverage is not available or is insufficient to cover its expenses, indemnity obligations and liability, if any, the litigation and/or investigation may have a material adverse effect on the Company's financial condition, cash flow and results of operations.

        Cole National Group, Inc. has been named as a defendant along with numerous other retailers, in patent infringement litigation challenging the defendants' use of bar code technology. The Company believes it has available defenses and does not expect any liability. However, if Cole National Group, Inc. were to be found liable for an infringement, it might have a material adverse effect on our operating results and cash flow in the period incurred.

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

(8)    RESTATEMENT

         Subsequent to the issuance of the Company's consolidated financial statements for the second quarter of fiscal 2002, the Company determined it needed to restate its previously issued financial statements for numerous items, each of which was an "error" within the meaning of Accounting Principles Board Opinion No. 20, "Accounting Changes". In addition to the restatement of its annual financial statements, the Company has also restated its previously issued quarterly financial statements for fiscal years 2002 and 2001.

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

Valuation of Long-lived Assets. Historically, the Company did not consider certain mature stores with negative cash flows in its asset impairment tests. In addition, in testing for SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", (SFAS 121) the Company did not allocate goodwill to the respective stores. As part of the restatement, the Company applied a methodology which includes all mature stores in its asset impairment tests and includes an allocation of goodwill for years prior to fiscal 2002. The restated financial statements also reflect the recognition of losses on the disposal of fixed assets in the appropriate periods. Additional adjustments were made to record depreciation expense for certain depreciable fixed assets which were not previously being depreciated. Also included is an adjustment to record capital lease assets and the corresponding lease obligation for leases that had previously been accounted for as operating leases.

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

Investment in Pearle Europe. The Company owns a 21% equity interest in Pearle Europe, B.V. ("Pearle Europe") which operates a retail optical business in Europe. HAL Holding N.V. ("HAL"), a Dutch investment Company, owns 68% of Pearle Europe and individual members of Pearle Europe's management own the remaining 11%. The Company has owned its interest in Pearle Europe and predecessor companies since 1996. The Company has historically accounted for its investment in Pearle Europe under the equity method, pursuant to which the Company's net income has included its equity share in Pearle Europe's earnings. Under Accounting Principles Board (APB) Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock," use of the equity method is appropriate when an investor has the ability to exercise significant influence over the operating and financial policies of the investee. The Company has one of five seats on Pearle Europe's Supervisory Board, and the Pearle Europe management shareholders control one seat. HAL controls two seats, and appoints the President of the Supervisory Board, with the consent of the Company. Between 1996 and June 2000, the contractual arrangements between the parties gave the Company the ability to exercise significant influence over the operating and financial policies of Pearle Europe. In Pearle Europe's early years, the Company provided management advice and support. The contractual relationships between the parties changed significantly in June 2000, so that the Company no longer had the ability to exercise significant influence over the operating and financial policies of Pearle Europe. The restated financial statements reflect a change in the Company's method of accounting for its investment in Pearle Europe from the equity method of accounting to the cost method of accounting beginning with the third quarter of fiscal 2000. Under the cost method, the Company has recorded its investment in the Pearle Europe shares at the carrying value as of the end of second quarter fiscal 2000. Starting at the same time, the Company included foreign currency gains and losses related to the Pearle Europe notes in net income. The Company will recognize as income any dividends received from Pearle Europe that are distributed from Pearle Europe's net accumulated earnings.

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

Summary. This Form 10-Q for the quarterly period ended November 2, 2002 is being filed at the completion of the restatement process, and at the same time as the filing of the Company's Form 10-K for the fiscal year ended February 1, 2003. The comparative financial information for the prior year set forth in the financial statements of this Form 10-Q have been restated.

CONSOLIDATED BALANCE SHEET AS OF FEBRUARY 2, 2002


                                                                       As
                                                                   Previously
                                                                    Reported           Adjustments      As Restated
                                                                   ----------          -----------      -----------
                                                                                 (Dollars in thousands)
ASSETS
Current assets:
    Cash and cash equivalents                                       $  63,656         $    (238)        $  63,418
    Accounts receivable, net of allowances                             39,609             1,756            41,365
    Current portion of notes receivable                                 2,926              (102)            2,824
    Inventories                                                       111,098             8,105           119,203
    Refundable income taxes                                               502              (502)             --
    Prepaid expenses and other                                         22,757             6,457            29,214
    Deferred income taxes                                                 477            26,775            27,252
                                                                    ---------         ---------         ---------
        Total current assets                                          241,025            42,251           283,276

Property and equipment, at cost                                       297,649             7,770           305,419
    Less - accumulated depreciation and amortization                 (174,300)          (10,685)         (184,985)
                                                                    ---------         ---------         ---------
        Total property and equipment, net                             123,349            (2,915)          120,434


Notes receivable, excluding current portion, less allowances           19,056             1,137            20,193
Deferred income taxes                                                  30,045            (2,244)           27,801
Other assets                                                           44,175             8,026            52,201
Other intangibles, net                                                 42,992             3,154            46,146
Goodwill, net                                                         103,552           (18,009)           85,543
                                                                    ---------         ---------         ---------
        Total assets                                                $ 604,194         $  31,400         $ 635,594
                                                                    =========         =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                               $      85         $     174         $     259
    Accounts payable                                                   57,647             7,477            65,124
    Accrued interest                                                    6,539               209             6,748
    Accrued liabilities and deferred revenues                          79,722            12,855            92,577
    Accrued income taxes                                                3,501             5,103             8,604
    Deferred revenue                                                     --              35,401            35,401
                                                                    ---------         ---------         ---------
        Total current liabilities                                     147,494            61,219           208,713

Long term debt, net of discount and current portion                   284,318               256           284,574
Other long term liabilities                                            16,775             6,167            22,942
Deferred revenue, long-term                                              --              11,049            11,049

Stockholders' equity                                                  155,607           (47,291)          108,316

                                                                    ---------         ---------         ---------
        Total liabilities and stockholders' equity                  $ 604,194         $  31,400         $ 635,594
                                                                    =========         =========         =========

FOR THE QUARTER ENDED NOVEMBER 3, 2001

                                                              As Previously
                                                                Reported         Adjustments      As Restated
                                                              -------------      -----------      ------------
                                                                   (In thousands, except per share amounts)

Net revenue                                                     $ 261,488         $   1,861         $ 263,349

Cost and expenses:
     Cost of goods sold                                            86,906               488            87,394
     Operating expenses                                           172,195             3,470           175,665
     Goodwill and tradename amortization                            1,435              (183)            1,252
                                                                ---------         ---------         ---------
          Total costs and expenses                                260,536             3,775           264,311
                                                                ---------         ---------         ---------

Operating income (loss)                                               952            (1,914)             (962)

Interest and other (income) expense:
     Interest expense                                               7,082               197             7,279
     Interest and other (income)                                   (1,113)             (105)           (1,218)
                                                                ---------         ---------         ---------
          Total interest and other (income) expense, net            5,969                92             6,061
                                                                ---------         ---------         ---------

Income (loss) before income taxes                                  (5,017)           (2,006)           (7,023)

Income tax provision                                               (2,761)          (10,417)          (13,178)
                                                                ---------         ---------         ---------

Net income (loss)                                               $  (2,256)        $   8,411         $   6,155
                                                                =========         =========         =========


Earnings (loss) per common share:
     Basic                                                      $   (0.14)        $    0.52         $    0.38
     Diluted                                                    $   (0.14)        $    0.52         $    0.38

FOR THE THIRTY-NINE WEEKS ENDED NOVEMBER 3, 2001

                                                              As Previously
                                                                Reported         Adjustments      As Restated
                                                              -------------      -----------      ------------
                                                                   (In thousands, except per share amounts)

Net revenue                                                     $ 805,127         $   5,330         $ 810,457

Cost and expenses:
     Cost of goods sold                                           264,706            (2,106)          262,600
     Operating expenses                                           518,701             9,124           527,825
     Goodwill and tradename amortization                            4,333              (575)            3,758
                                                                ---------         ---------         ---------
          Total costs and expenses                                787,740             6,443           794,183
                                                                ---------         ---------         ---------

Operating income (loss)                                            17,387            (1,113)           16,274

Interest and other (income) expense:
     Interest expense                                              21,150             1,157            22,307
     Interest and other (income)                                   (3,424)             (132)           (3,556)
                                                                ---------         ---------         ---------
          Total interest and other (income) expense, net           17,726             1,025            18,751
                                                                ---------         ---------         ---------

Income (loss) before income taxes                                    (339)           (2,138)           (2,477)

Income tax provision                                                 (187)           (4,461)           (4,648)
                                                                ---------         ---------         ---------

Net income (loss)                                               $    (152)        $   2,323         $   2,171
                                                                =========         =========         =========


Earnings (loss) per common share:
     Basic                                                      $   (0.01)        $    0.15         $    0.14
     Diluted                                                    $   (0.01)        $    0.14         $    0.13

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         As discussed in Note 8 to the Consolidated Financial Statements, the Company's financial statements have been restated. See Note 8 to the Notes to Consolidated Financial Statements, for a summary of the significant effects of the restatement. The following discussion of the Company's financial condition and results of operations gives effect to the restatement and should be read in conjunction with the Consolidated Financial Statements and related notes.

OVERVIEW

         Cole National Corporation, primarily through the subsidiaries owned by its direct subsidiary, Cole National Group, Inc., is a leading provider of optical products and services and personalized gifts. The Company sells its products and services through 2,509 company-owned retail locations and 447 franchised locations in 50 states, Canada and the Caribbean.

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

RESULTS OF OPERATIONS

         The following schedule sets forth certain operating information for the third quarter and first nine months of fiscal 2002 and fiscal 2001. This schedule and subsequent discussions should be read in conjunction with the consolidated financial statements included in this Form 10-Q.

                                                        Third Quarter                            First Nine Months
                                                  ------------------------                   ------------------------
                                                     2002          2001         Change          2002          2001         Change
                                                  ----------   -----------      ------       ----------    ----------      ------
                                                    (Dollars in millions)                      (Dollars in millions)
Net revenue:
    Cole Vision                                     $ 221.8       $ 210.4         5.4 %        $ 672.8       $ 630.6          6.7 %
    Things Remembered                                  53.7          53.0         1.3            180.5         179.9          0.3
                                                    -------       -------                      -------       -------
        Total net revenue                           $ 275.5       $ 263.4         4.6 %        $ 853.3       $ 810.5          5.3 %

Gross margin:
    Cole Vision                                     $ 143.8       $ 136.8         5.1 %        $ 442.4       $ 417.7          5.9 %
    Things Remembered                                  39.7          39.2         1.3            132.2         130.2          1.5
                                                    -------       -------                      -------       -------
        Total gross margin                          $ 183.5       $ 176.0         4.3 %        $ 574.6       $ 547.9          4.9 %

Operating expenses:
    Cole Vision                                     $ 137.7       $ 133.4         3.2 %        $ 420.1       $ 399.3          5.2 %
    Things Remembered                                  42.4          39.8         6.5            126.9         120.6          5.2
    Unallocated corporate                               3.8           2.4        58.3              9.8           7.9         24.1
                                                    -------       -------                      -------       -------
        Total operating expense                     $ 183.9       $ 175.6         4.7 %        $ 556.8       $ 527.8          5.5 %

Goodwill and tradename amortization
    Cole Vision                                     $     -       $   1.1      (100.0)%        $     -       $   3.1       (100.0)%
    Things Remembered                                     -           0.2      (100.0)               -           0.7       (100.0)
                                                    -------       -------                      -------       -------
        Total goodwill and tradename amortization   $     -       $   1.3      (100.0)%        $     -       $   3.8       (100.0)%

Operating income (loss):
    Cole Vision                                     $   6.1       $   2.3       165.2 %        $  22.3       $  15.3         45.8 %
    Things Remembered                                  (2.7)         (0.8)      237.5              5.3           8.9        (40.4)
    Unallocated corporate expenses                     (3.8)         (2.4)       58.3             (9.8)         (7.9)        24.1
                                                    -------       -------                      -------       -------
        Total operating income (loss)               $  (0.4)      $  (0.9)      (55.6)%        $  17.8       $  16.3          9.2 %
                                                    =======       =======                      =======       =======

Percentage of net revenue:
    Gross margin                                       66.6 %        66.8 %      (0.2)            67.3 %        67.6 %       (0.3)
    Operating expenses                                 66.8          66.7         0.1             65.3          65.1          0.1
    Goodwill and tradename amortization                   -           0.5        (0.5)               -           0.5         (0.5)
                                                    -------       -------                      -------       -------
        Operating income (loss)                        (0.1)%        (0.3)%       0.2              2.1 %         2.0 %        0.1
                                                    =======       =======                      =======       =======


Number of retail locations at the end
    of the period
        Cole Licensed Brands                          1,313         1,279
        Pearle company-owned                            415           430
        Pearle franchised                               447           423
                                                    -------       -------
            Total Cole Vision                         2,175         2,132
        Things Remembered                               781           790
                                                    -------       -------
            Total Cole National                       2,956         2,922
                                                    =======       =======

         As used in Item 2 of Part I of this Form 10-Q, same-store sales growth is a non-GAAP financial measure, which includes deferred warranty sales on a cash basis and does not reflect provisions for returns and remakes and certain other items. The Company's current systems do not gather data on these items on an individual store basis. Adjustments to the cash basis sales information accumulated at the store level are made for these items on an aggregate basis. As a retailer, the Company believes that a measure of same-store sales performance is important for understanding its operations. The Company calculates same-store sales for stores opened for at least twelve months. A reconciliation of same-store sales to revenue is presented below in the section "Reconciliation of Same-Store Sales Growth". Same-store sales growth follows:

                                                                   2002
                                            -------------------------------------------------
                                              Third Quarter                First Nine Months
                                            -------------------            ------------------

Cole Licensed Brands (U.S.)                        6.5%                          5.2%
Pearle company-owned (U.S.)                        2.0%                          4.8%
     Total Cole Vision                             4.7%                          4.7%
Things Remembered                                 (1.4)%                        (1.9)%
     Total Cole National                           3.4%                          3.1%

Pearle franchise stores (U.S.)                    (1.8)%                         1.6%

         Same-store sales for Pearle U.S. franchise stores is a non-GAAP financial measure that is provided for comparative purposes only. The Company believes that its franchisees' method of reporting sales is consistent on a year-to-year basis.

THIRD QUARTER FISCAL 2002 COMPARED TO THIRD QUARTER FISCAL 2001

CONSOLIDATED OPERATIONS

         Total revenues were $275.5 million in the third quarter of fiscal 2002, compared with $263.4 million in the same period of fiscal 2001. Total revenues increased 4.6% in the third quarter, primarily attributable to a 3.4% increase in same-store sales, an increase in the number of Target Optical stores open, and an increase in revenues from managed vision care programs.

         Gross margin was $183.5 million in the third quarter of fiscal 2002, compared with $176.0 million in the same period of fiscal 2001, an increase of 4.3%. The gross margin dollar increase was primarily attributable to improvements in net revenue at Cole Vision. The gross margin rate for the third quarter was 66.6%, compared to 66.8% for the third quarter 2001. The decline was attributable to lower gross margin percents at Cole Vision, partially offset by a small gross margin rate improvement at Things Remembered.

         Operating expenses were $183.9 million in the third quarter of fiscal 2002, compared with $175.6 million in the same period of fiscal 2001, an increase of 4.7%. The increase in operating expenses was primarily due to costs incurred to support the increase in net revenue and the number of Target Optical stores opened in the past twelve months. As a percentage of net revenue, operating expenses were 66.8% compared to 66.7% for the third quarter 2001. The increase in operating expense percent was attributable to higher corporate expenses and higher operating costs at Things Remembered. Executive severance costs of $0.7 million and expenses totaling $0.3 million associated with the closing of the corporate office and relocating it to the Company's facility in Twinsburg, Ohio, were the primary reasons for the increase in corporate expense. In addition, the Company reversed expense accruals related to benefits and legal costs totaling $0.4 million in fiscal 2001 due to favorable experience. This reversal of expense was not repeated in the third quarter of fiscal 2002. Operating expenses at Things Remembered increased $2.6 million on a sales increase of $0.7 million. Higher costs of rent and occupancy, resulting from increases in insurance, taxes and other common area charges were the primary reasons for the increase. These increases were offset by lower operating expense percent at Cole Vision, primarily at Target Optical. Results at Target Optical improved as the focus changed from an aggressive growth rate in store openings to measured growth and improved operations. Operating expenses as a percent of sales also improved at Cole Managed Vision, due to reductions in the cost per claim processed.

         The Company adopted SFAS 142 in the first quarter of fiscal 2002. SFAS 142 requires that goodwill and certain intangibles deemed to have indefinite lives no longer be amortized, but instead, will be subject to annual reviews for impairment. With the adoption of this statement, the Company ceased amortization of goodwill and tradenames as of February 3, 2002. The Company recorded a $1.3 million goodwill and tradename amortization charge in the third quarter of fiscal 2001.

         Operating loss was $0.4 million in the third quarter of fiscal 2002, compared to an operating loss of $0.9 million in the same period of fiscal 2001. Improvements at Cole Vision and the cessation of goodwill and tradename amortization were partially offset by a decline in operating income at Things Remembered and the increase in corporate expenses mentioned above.

         Interest and other (income) expense, net, decreased $0.1 million in the third quarter of fiscal 2002 compared to the same period the prior year. The Company recorded lower interest expense due to the May 2002 refinancing of its $150.0 million Senior Subordinated Notes (See Note 3 for further information). Lower interest expense was offset by lower transaction gains related to the Company's investment in notes and interest receivable in Pearle Europe. The Company recorded transaction gains of $0.1 million in the third quarter of fiscal 2002 compared with $0.3 million in the third quarter of 2001. The Company also recorded lower interest income from franchise receivables and from temporary investments.

         The effective income tax rate was 70.0% in fiscal 2002 compared with 187.8% in fiscal 2001. The lower effective tax rate in 2002 was primarily due to the elimination of goodwill amortization pursuant to the new accounting standard and reduction in the provision for valuation allowances related to deferred tax assets for charitable contribution carryforwards.

COLE VISION SEGMENT

         Cole Vision revenues were $221.8 million in the third quarter of fiscal 2002, compared with $210.4 million in the comparable period of fiscal 2001, an increase of 5.4%. Same-store sales for the third quarter of fiscal 2002 increased 6.5% at Cole Licensed Brands and 2.0% at Pearle Vision company-owned stores. Same-store sales reflected an increase in the average spectacle selling price and an increase in transactions.

         Gross margin as a percentage of net revenue decreased by 0.2 percentage points at Cole Vision and was impacted by the continuation of a program to price contact lenses more competitively in order to gain market share and an increase in product sold to Pearle franchisees. Partially offsetting these factors were the increase in average spectacle selling price and growth in managed vision care claims and fee revenue. Product sales to franchisees carry a lower margin but offer benefits for the Company, including helping franchise same-store sales and producing a more uniform merchandise assortment and consistent brand look across all stores.

         Operating expenses were 3.2% higher at Cole Vision in the third quarter of fiscal 2002. Revenue growth of $11.4 million was the primary reason for the increase. Operating expenses as a percent of sales decreased 1.3% in the third quarter, resulting primarily from operating improvements and the change from fixed to percentage rent at Target Optical. Advertising expense percent was also lower as a percent of revenues, primarily due to a $0.5 million negotiated payment from U.S. Vision. U.S. Vision is a large provider in the Cole Managed Vision Preferred Provider Network who operates Sears Optical locations and benefits from the Company's marketing efforts.

         Operating income at Cole Vision improved to $6.1 million in the third quarter of fiscal 2002, compared with $2.3 million in the comparable period of fiscal 2001. Increases in revenue and the operating efficiencies at Target Optical were the primary reasons for the improvement. In addition, the cessation of goodwill and tradename amortization in fiscal 2002 resulted in $1.1 million of improved operating income.

THINGS REMEMBERED SEGMENT

         Things Remembered sales were $53.7 million in the third quarter of fiscal 2002, compared with $53.0 million in the comparable period of fiscal 2001, a 1.3% increase. Same-store sales declined 1.4% as fewer transactions offset the increase in average selling price resulting from sales of new merchandise at higher average unit prices, higher revenue from merchandise personalization, and less merchandise sold at clearance prices.

         Gross margin as a percent of net revenue increased 0.1% in the third quarter of fiscal 2002 compared to the comparable period of fiscal 2001.

         Operating expenses at Things Remembered increased $2.6 million on a sales increase of $0.7 million. Higher costs of rent and occupancy, resulting from increases in insurance, taxes and other common area charges were the primary reason. These charges are generally variable and can increase as mall ownership and or tenant occupancy rates change. Costs of marketing were also higher due to efforts to increase sales in a difficult retail environment. Costs of store payroll also grew at a slightly higher rate then the increase in sales, due to higher wage rate and benefit costs.

         Operating loss for the third quarter of fiscal 2002 was $2.7 million compared to a loss of $0.8 million in the comparable period of fiscal 2001. Higher costs of rent, occupancy, store payroll and marketing rising faster than the increase in revenue, were the primary reasons for the increase in operating loss.

FIRST NINE MONTHS FISCAL 2002 COMPARED TO FIRST NINE MONTHS FISCAL 2001

CONSOLIDATED OPERATIONS

         Total revenue was $853.3 million for the first nine months of fiscal 2002, compared to $810.5 million for the comparable period of fiscal 2001. Total revenue increased 5.3% during this period, primarily attributable to a 3.1% increase in same-store sales, an increase in the number of Target Optical stores open, and an increase in revenues from managed vision care programs.

         Gross margin increased $26.7 million, or 4.9% in the first nine months of fiscal 2002 compared to the same period a year ago. The gross margin dollar increase was primarily attributable to improvements in net revenue at Cole Vision. The gross margin rate decreased to 67.3% in fiscal 2002 from 67.6% in fiscal 2001 due to a 0.5 percentage point decrease at Cole Vision offset by a
0.9 percentage point margin improvement at Things Remembered. The decline in gross margin rate at Cole Vision was attributable to the same factors affecting gross margin in the third quarter of fiscal 2002. The improvement in gross margin rate at Things Remembered was due to a change in sales mix to higher-end products.

         Operating expenses increased $29.0 million, or 5.5% for the first nine months of fiscal 2002 compared to the same period in fiscal 2001. The increase in operating expenses was primarily due to costs incurred to support the increase in net revenue and the number of Target Optical stores opened in the past twelve months. For the first nine months, operating expenses as a percentage of net revenue were higher than the comparable period last year. Improvements at Cole Vision were offset by higher operating costs at Things Remembered. For the first nine months of fiscal 2002, operating costs at Things Remembered increased $6.3 million on a total revenue increase of $0.6 million. Higher costs of rent and occupancy resulting from increases in insurance, taxes and other common area charges, as well as increased costs of store payroll and marketing were the primary reasons for the increase. Corporate expenses were also higher in the first nine months of fiscal 2002, compared to the comparable period of fiscal 2001. Executive severance costs of $0.7 million and expenses totaling $0.3 million associated with the closing of the corporate office and relocating it to the Company's facility in Twinsburg, Ohio were the primary reasons for the increase in corporate expense.

         The Company adopted SFAS 142 in the first quarter of fiscal 2002. SFAS 142 requires that goodwill and certain intangibles deemed to have indefinite lives no longer be amortized, but instead, will be subject to annual reviews for impairment. With the adoption of this statement, the Company ceased amortization of goodwill and tradenames as of February 3, 2002. The Company recorded a $3.8 million goodwill and tradename amortization charge for the first nine months of fiscal 2001.

         Operating income for the first nine months of fiscal 2002 was $17.8 million, compared with $16.3 million for the comparable period of fiscal 2001, a 9.2% improvement. The $1.5 million improvement in operating income for the first nine months reflected the elimination of goodwill and tradename amortization from adopting SFAS 142 and improved operating earnings at Cole Vision. These were partially offset by lower operating earnings at Things Remembered and the increase in corporate expenses discussed above.

         Interest and other (income) expense, net, decreased $2.6 million for the first nine months of fiscal 2002 compared to the comparable period in fiscal 2001. The Company recorded a transaction gain of $2.1 million related to its investment in notes and interest receivable from Pearle Europe in the first nine months of fiscal 2002. This compared to a transaction loss of $0.4 million for the comparable period of fiscal 2001. Interest expense was also lower than the prior year, reflecting the refinancing of Cole National Group's Senior Subordinated Notes. (See Note 3 of the Notes to Consolidated Financial Statements for further information regarding this transaction.)

In addition, the Company recorded a $0.7 million gain from the sale of a Dallas, Texas office facility in the first quarter of fiscal 2001.

         The effective income tax rate was 70.0% in fiscal 2002 compared with 187.8% in fiscal 2001. The lower effective tax rate in 2002 was primarily due to the elimination of goodwill amortization pursuant to the new accounting standard and a reduction in the provision for valuation allowances related to deferred tax assets for charitable contribution carryforwards.

         The results for the first nine months of fiscal 2002 include an extraordinary loss on early extinguishment of debt of $7.2 million, net of an income tax benefit of $3.9 million. The extraordinary charge represents payment of premiums and other costs of retiring Cole National Group's 9-7/8% Senior Subordinated Notes due 2006 and the write-offs of unamortized discount and deferred financing fees. See the section below entitled "Liquidity and Capital Resources" and Note 3 of the Notes to Consolidated Financial Statements for more information regarding the early extinguishment of debt.

COLE VISION SEGMENT

         Cole Vision revenues were $672.8 million for the first nine months of fiscal 2002, compared with $630.6 million for the comparable period of fiscal 2001. Same-store sales for the first nine months of fiscal 2002 increased in all retail vision brands, despite the difficult retail environment. Cole Licensed Brands and Pearle Vision company-owned locations increased same-store sales by 5.2% and 4.8%, respectively. Same-store sales reflected an increase in the average spectacle selling price and strong transaction increases at Target Optical. Same-store sales increases also reflected strong first quarter transaction increases at Pearle Vision.

         Gross margin rate decreased 0.5% for the first nine months of fiscal 2002, compared to the comparable period in fiscal 2001. The decrease in the nine month gross margin rate at Cole Vision was attributable to the same factors affecting third quarter gross margin discussed above.

         Operating expenses were 5.2% higher at Cole Vision in the first nine months of fiscal 2002 compared to the comparable period in fiscal 2001. Revenue growth of $42.2 million was the primary reason for the increase. Operating expenses as a percent of sales declined 0.9% in the first nine months, resulting primarily from operating improvements at Cole Managed Vision and Pearle Vision. Operating expenses at Cole Managed Vision declined as a percent of sales in the first nine months of fiscal 2002 compared to the comparable period the prior year due to the reduction of processing fees paid to Met Life as claims processing was converted to the Company's internal systems at a lower cost per claim. Improvements at Pearle Vision were due to lower costs of advertising, due to lower national media spending.

         Operating income at Cole Vision improved to $22.3 million for the first nine months of fiscal 2002, compared to $15.3 million for the comparable period of fiscal 2001. Improved operating earnings at Pearle Vision resulting from higher revenues and lower advertising expenses, improvements in the processing cost per claim at Cole Managed Vision, and the cessation of goodwill and tradename amortization were the primary reasons for the increase. Goodwill and tradename amortization at Cole Vision totaled $3.1 million during the first nine months of fiscal 2001.

THINGS REMEMBERED SEGMENT

         Things Remembered sales were $180.5 million for the first nine months of fiscal 2002, compared with $179.9 million for the comparable period of fiscal 2001. Same-store sales declined 1.9% as fewer transactions offset the increase in average selling price resulting from sales of new merchandise at higher average unit prices, higher revenue from merchandise personalization, and less merchandise sold at clearance prices.

         The gross margin rate increased 0.9% at Things Remembered for the first nine months of fiscal 2002 compared to the comparable period of fiscal 2001. The increase in gross margin rate was primarily attributable to a change in sales mix to higher end product.

         Operating expenses were 5.2% higher at Things Remembered in the first nine months of fiscal 2002 compared to the comparable period in fiscal 2001. The increase in operating expenses, coupled with a 0.3% increase in sales, resulted in higher operating expense percent of 3.3%. Higher costs of rent and occupancy, resulting from increases in insurance, taxes, and other common area charges were the primary reason for the increase. Costs of marketing were also higher due to efforts to increase sales in a difficult retail environment. Costs of store payroll also grew at a slightly higher rate then the increase in sales, due to higher wage rate and benefit costs.

         Operating income decreased to $5.3 million for the first nine months of fiscal 2002, compared to $8.9 million in the comparable period of fiscal 2001. Higher rent, occupancy, store payroll and marketing costs rising faster than the revenues were the primary causes of the reduction in operating income.

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


                                                     2002
                                       -------------------------------
                                       Third Quarter       Nine Months
                                       -------------       -----------
                                             (Dollars in thousands)

Current year same-store sales            $ 237,824          $ 736,790
Prior year same-store sales                230,108            714,585
Percent Change                                 3.4%               3.1%

Current year same-store sales            $ 237,824          $ 736,790

Adjustment for:
   Sales at new and closed stores            7,212             24,140
   Extended warranties                        (781)            (2,932)
   Order vs. customer receipt                1,428              1,066
   Returns, remakes and refunds             (1,183)            (1,489)
   Other                                      (107)              (113)
                                         ---------          ---------
        Store sales                        244,393            757,462

Nonstore revenues                           38,104            117,796

Intercompany eliminations                   (6,996)           (21,926)
                                         ---------          ---------

GAAP Basis Net Revenue                   $ 275,501          $ 853,332
                                         =========          =========


LIQUIDITY AND CAPITAL RESOURCES

         Cole National Corporation's primary source of liquidity is funds provided from operations of its operating subsidiaries. In addition, its wholly owned subsidiary, Cole National Group, Inc., and its operating subsidiaries have a working capital line of credit. As of November 2, 2002, the total commitment was $75.0 million and availability under the credit facility totaled $62.7 million after reduction for commitments under outstanding letters of credit. There are no working capital borrowings outstanding at any time during the first nine months of fiscal 2002 or fiscal 2001.

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

         On May 22, 2002, the Company issued $150.0 million of 8-7/8% Senior Subordinated Notes due 2012. The notes are unsecured and mature on May 15, 2012. Net proceeds from the notes offering, together with cash on hand, were used to retire $150.0 million of 9-7/8% Senior Subordinated Notes due 2006 and pay premium and other costs associated with retiring those notes. An extraordinary loss on early extinguishment of debt of $7.2 million, which is net of an income tax benefit of $3.9 million, representing the payment of premiums and other costs of retiring the notes and write-offs of unamortized discount and deferred financing fees, was recorded in the second quarter of fiscal 2002.

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

         Operations for the first nine months provided $19.7 million of cash in fiscal 2002 compared with $7.5 million in fiscal 2001. Changes in working capital resulted in a use of funds of $6.5 million in fiscal 2002, compared to a use of funds of $25.6 million in fiscal 2001. Changes in accounts payable and other liabilities resulted in a source of cash of $16.6 million in fiscal 2002 compared to a use of funds of $12.6 million in fiscal 2001. The benefit of the increase in payables and other liabilities was due to timing of purchases and payments and increases in deferred warranties. Changes in receivables and other assets resulted in a use of funds of $8.5 million compared to a source of funds of $5.3 million in fiscal 2001. The increase in receivables was due to increases in sales and corresponding receivables at Cole Vision. Results of operations, lower depreciation and amortization and non-cash interest charges provided lower funds from operations. The Company recorded transaction gains of $2.1 million in the first nine months of fiscal 2002 compared to a transaction loss of $0.4 million for the same period of fiscal 2001.

         Net cash from investing activities resulted in a use of funds of $42.3 million for the first nine months of fiscal 2002 compared to a use of funds totaling $35.6 million in the comparable period of fiscal 2001. Capital expenditures, which accounted for most of the cash used for investing, were $33.3 million and $27.3 million in fiscal 2002 and fiscal 2001, respectively. The majority of capital expenditures were for store fixtures, equipment and leasehold improvements for new stores, including the Target Optical expansion, and remodeling of existing stores. Expenditures for systems development costs totaled $3.7 million and $5.8 million for the first nine months of fiscal 2002 and fiscal 2001, respectively. In fiscal 2001, net proceeds of $4.7 million were received from the sale of a Dallas office facility. In fiscal 2001, the Company made a net investment in Pearle Europe of $6.4 million in connection with Pearle Europe's acquisition of a leading optical retail chain in Portugal. Of this amount, $4.7 million is accounted for as notes receivable and $1.7 million as equity investment.

         The Company provided a $4.0 million loan to U.S. Vision, Inc. as part of the Company's management-led buyout. U.S. Vision is a large provider in Cole Managed Vision Preferred Provider network. Interest on the note accrues at 8.75% per annum (11.75% per annum in the event of default per the agreement) and is due quarterly starting on December 31, 2002 and on the last day of each March, June and September. The note matures December 1, 2003.

         In connection with the Company's acquisition of Met Life's managed vision care benefits business in October 1999, the Company is required to pay additional amounts contingently due upon certain conditions being met over the four-year period following the date of the purchase. These payments are based upon various retention factors during the contingency period. The Company made a contingent payment for approximately $0.7 million in relation to a factor noted above. The Company expects that additional contingent payments will be made in the fourth quarter of fiscal 2002 and the second quarter of fiscal 2003 relating to this acquisition.

         Net cash used for financing activities totaled $19.6 million for the first nine months of fiscal 2002, compared to cash provided by financing of $12.8 million for the comparable period of fiscal 2001. In May 2002, Cole National Group, Inc., issued $150.0 million of 8-7/8% Senior Subordinated Notes due May 2012. The net proceeds of this issuance and cash on hand were used to retire all of Cole National Group's $150.0 million 9-7/8% Senior Subordinated Notes due 2006. Finance fees and early repayment of the 9-7/8% notes resulted in a net cash usage of $14.2 million. See Note 3 for further information regarding this transaction. Changes in overdraft balances due to the timing of purchases and payments resulted in a use of $6.3 million of cash in fiscal 2002 compared to a source of $12.6 million in fiscal 2001.

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

         In the second quarter of fiscal 2002, Cole National Group issued $150.0 million of Senior Subordinated Notes due 2012 and retired all of its $150.0 million Senior Subordinated Notes due 2006 as discussed above and in Note 3 of the Notes to Consolidated Financial Statements. As a result, $150.0 million of the Company's scheduled payments for contractual obligations as reported in its latest annual report on Form 10-K have been shifted from due in the period "4-5 years" to due in the period "after 5 years".

          The Company's primary source of liquidity, other than cash on hand, is the working capital line of credit discussed above and in Note 4 of the Notes to Consolidated Financial Statements. This facility has been extended until May 31, 2006 and supports $12.3 million of standby letters of credit that are renewable annually.

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

         During the second quarter of fiscal 2002, the Company completed the transitional impairment testing of goodwill as required by SFAS 142. Based on the findings of its outside valuation advisor, the Company has concluded that there was no impairment of its goodwill or tradenames at the adoption date of the new accounting standard, effective February 3, 2002. The Company has elected to perform its annual tests for potential impairment as of the first day of the Company's fourth quarter. Based on its annual tests performed in the fourth quarter of fiscal 2002, the Company has concluded that there was no impairment of its goodwill or tradenames. As part of the restatement, the Company and its outside valuation advisor reviewed the previously completed impairment testing and confirmed that there was no impairment of either goodwill or tradenames.

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

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company will adopt the fair value recognition provision of this interpretation for guarantees issued or modified after December 31, 2002. The disclosure provisions of the interpretation will be adopted for the year ended February 1, 2003.

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

         Cole National Corporation is defending a purported class action lawsuit alleging claims for various violations of federal securities laws related to the Company's publicly reported revenues and earnings. The action, which proposes a class period of March 23, 1999 through November 26, 2002 and names the Company and certain present and former officers and directors, seeks unspecified compensatory damages, punitive damages "where appropriate", costs, expenses and attorneys' fees. The company believes that it has insurance that should be available with respect to litigation and any indemnification obligations. However, if the Company is unsuccessful in defending against any such litigation, and if its insurance coverage is not available or is insufficient to cover its expenses, indemnity obligations and liability, if any, the litigation and/or investigation may have a material adverse effect on the Company's financial condition, cash flow and results of operations.

         Cole National Group, Inc. has been named as a defendant along with numerous other retailers, in patent infringement litigation challenging the defendants' use of bar code technology. The Company believes it has available defenses and does not expect any liability. However, if Cole National Group were to be found liable for an infringement, it might have a material adverse effect on the Company's operating results and cash flow in the period incurred.

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

         During the third quarter of fiscal 2002, the Company entered into an interest rate swap agreement to take advantage of favorable market interest rates. These agreements require the Company to pay an average floating interest rate based on six month LIBOR plus 4.5375% to a counter party while receiving a fixed rate on $50.0 million of the Company's $125.0 million 8-5/8% Senior Subordinated Notes due 2007. The agreements mature August 15, 2007 and qualify as fair value hedges. The LIBOR rate is reset in arrears. For the third quarter, the market rate for six month LIBOR was 1.57438% which resulted in a rate of 6.1190% applied from the inception date of the swaps through November 2, 2003.

         A change in six-month LIBOR would effect the interest cost associated with the $50.0 million notional value of the swap. A 50% change (approximately 79 basis points) in the market rates of interest for six month LIBOR as compared to the 6.1190% rate in effect for the third quarter of fiscal 2002 would increase the Company's annual interest cost by $0.4 million.

         In addition, the Company is exposed to changes in the fair value of our debt portfolio, primarily resulting from the effects of changes in interest rates. The Company utilizes interest rate swaps to manage its exposure. Management believes that its use of these financial instruments is in the Company's best interest. The Company does not enter into financial instruments for trading purposes.

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

         In November 2002, the Company determined it needed to restate its previously issued financial statements for the timing of the recognition of revenues earned on the sale of extended warranty contracts. The Company issued a press release on November 26, 2002 announcing the restatement of its historical consolidated financial statements beginning with its 1998 fiscal year. The Company subsequently determined that it needed to make changes in previously issued financial statements in addition to the timing of the recognition of warranty revenues. The adjustments have a significant negative impact on the Company's previously reported revenue, net income, and earnings per share. See
Note 8 to the Notes to Consolidated Financial Statements for further discussion of the restatement.

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

         In order to improve the effectiveness of its control processes and procedures, the Company has taken a number of actions within the past year. The Company searched for and hired a new Chief Financial Officer from outside the Company, and filled the position of Corporate Controller. The Audit Committee approved a charter for the Internal Audit function; the Internal Audit staff was strengthened and its role was expanded. The Company established an internal representation requirement, whereby the operating executive and financial officer of each business unit and major staff area are required to certify on a quarterly basis the accuracy of the financial statements and the adequacy of the control processes and procedures within that business unit or staff area. With the approval of the Board of Directors, the Company amended its Business Code of Conduct, and required that all management employees certify in writing that they will comply with it. The Business Code of Conduct includes procedures for the receipt, retention and treatment of complaints received from employees regarding among other things, accounting and internal accounting control matters. The Company is currently revising its Finance and Accounting Policies and Procedures Manual.

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

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

      From time to time during the ordinary course of business, the Company may be threatened with, or may become a party to, a variety of legal actions and other proceedings incidental to its business.

      A complaint was filed in the Superior Court of California, county of San Diego against Cole National Corporation, its affiliates and certain of its officers by the Attorney General of the State of California on February 14, 2002 and amended on February 22, 2002. The case, State of California v. Cole National Corporation, et al., alleges claims for various statutory violations related to the operation of 24 Pearle Vision Centers in California. The claims include untrue or misleading advertising, illegal dilation fees, unlawful advertising of eye exams, maintaining an optometrist on or near the premises of a registered dispensing optician, unlawful advertising of an optometrist, unlicensed practice of optometry, and illegal relationships between dispensing opticians, optical retailers and optometrists. The action seeks unspecified damages, restitution and injunctive relief. Although the State of California obtained a preliminary injunction to enjoin certain advertising practices and the charging of dilation fees in July 2002, the terms of the injunction have not had and are not expected to have a material effect on the Company's operations. In addition, both the State and the Company have appealed the preliminary injunction. Although we believe we are in compliance with California law and intend to continue to defend the issues raised in the case vigorously, the case is in its early stages and we cannot predict with certainty its outcome or costs.

         Things Remembered, Inc. is in the process of settling a class action complaint filed on August 14, 2002 in the Superior Court of San Francisco, California, against Things Remembered by a purported class of approximately 200 employees of Things Remembered alleging that the members of the putative class were improperly denied overtime compensation in violation of California law. The action sought unspecified damages, interest, restitution, as well as declaratory and injunctive relief and attorneys' fees. On February 3, 2003, Things Remembered and the plaintiffs reached an agreement to resolve the lawsuit for $562,500. The settlement is subject to court approval.

      A class action complaint was filed on December 6, 2002 in the United States District Court for the Northern District of Ohio against the Company and certain present and former officers and directors by a purported class of shareholders of the Company, alleging claims for various violations of federal securities laws related to the Company's publicly reported revenues and earnings. The action, which proposes a class period of March 23, 1999 through November 26, 2002 and names the Company and certain present and former officers and directors, seeks unspecified compensatory damages, punitive damages "where appropriate", costs, expenses and attorneys fees. Following the announcement in November 2002 of the restatement of the Company's financial statements, the Securities and Exchange Commission began an inquiry into the Company's previous accounting.

      Cole National Group, Inc. has been named as a defendant, along with numerous other retail companies, in patent infringement litigation in the United States District Court for the District of Arizona, known as Lemelson Medical, Education & Research Foundation, Limited Partnerships v. CompUSA, Inc. et. al., No. Civ. 00-0663, which challenges the defendants' use of bar code technology in their retail operations. Cole National Group, Inc. is participating in a common defense with a number of other defendants. A stay of the proceedings has been sought and was granted, in deference to prior pending declaratory judgment suits brought by the manufacturers and suppliers of the implicated technology seeking to declare the patents in suit not infringed, invalid and unenforceable. Cole National Group, Inc. likewise intends to oppose the allegations and claims against it.

      See Note 7 of Notes to Consolidated Financial Statements for further discussion of these legal proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following Exhibits are filed herewith and made a part hereof:

         99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

                  The Company filed a Form 8-K (Item 5) on December 6, 2002 announcing that Ron Eilers, President and Chief Operating Officer of Deluxe Corporation (NYSE:DLX), had been appointed to its Board of Directors.

                  The Company filed a Form 8-K (Item 5) on November 26, 2002, which attached a press release announcing that the Company determined to restate its previously issued financial statements for the timing of the recognition of revenues earned on the sale of extended warranty contracts.

                  The Company filed a Form 8-K (Item 5) on August 27, 2002, which attached a press release announcing earnings for the second quarter of fiscal 2002.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             COLE NATIONAL CORPORATION


                             By: /s/  Lawrence E. Hyatt
                                 ----------------------------------------------
                                 Lawrence E. Hyatt
                                 Executive Vice President and Chief
                                 Financial Officer (Duly Authorized Officer)


                             By: /s/ Ann M. Holt
                                 ----------------------------------------------
                                 Ann M. Holt
                                 Senior Vice President and Corporate Controller (Principal Accounting Officer)

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

                            COLE NATIONAL CORPORATION
                                    FORM 10-Q
                         QUARTER ENDED NOVEMBER 2, 2002

                                  EXHIBIT INDEX


Exhibit
Number            Description
-------           -----------
99.1+    Certification of Chief Executive  Officer and Chief Financial  Officer Pursuant to 18 U.S.C.  Section 1350, as
         adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


+   Filed herewith.