Form 10-K
period 2003-02-01
COLE NATIONAL CORP /DE/
filed 2003-05-19
CIK 769644

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
      (MARK ONE)

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED FEBRUARY 1, 2003,

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______.

                         COMMISSION FILE NUMBER 1-12814

                            COLE NATIONAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                   34-1453189
      (STATE OR OTHER JURISDICTION                        (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

      5915 LANDERBROOK DRIVE, MAYFIELD HEIGHTS, OHIO        44124
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

      SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE.

            INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS
      YES |X| NO |_|.

            INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. | |

            INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE ACT). YES |X| NO |_|.

            THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT AS OF AUGUST 3, 2002 WAS APPROXIMATELY $215,012,455, BASED UPON THE LAST PRICE REPORTED FOR SUCH DATE BY THE NEW YORK STOCK EXCHANGE.

            AS OF MAY 12, 2003, 16,192,769 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

                       DOCUMENTS INCORPORATED BY REFERENCE

            PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON JUNE 25, 2003 ARE INCORPORATED HEREIN BY REFERENCE INTO PART III.

                                TABLE OF CONTENTS

Part I                                                                                                              Page
Item           1.    Business .................................................................................       1
               2.    Properties ...............................................................................       4
               3.    Legal Proceedings  .......................................................................       4
               4.    Submission of Matters to a Vote of Security Holders ......................................       5
               4a.   Executive Officers of Cole National Corporation ..........................................       5

Part II

Item           5.    Market for Registrant's Common Equity and Related Stockholder Matters ....................       6
               6.    Selected Financial Data ..................................................................       8
               7.    Management's Discussion and Analysis of Financial Condition and Results of Operations ....      10
               7A.   Quantitative and Qualitative Disclosures About Market Risk ...............................      24
               8.    Financial Statements and Supplementary Data ..............................................      25
               9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .....      25

Part III

Item           10.   Directors and Executive Officers of the Registrant .......................................      25
               11.   Executive Compensation ...................................................................      26
               12.   Security Ownership of Certain Beneficial Owners and Management ...........................      26
               13.   Certain Relationships and Related Transactions ...........................................      26
               14.   Controls and Procedures ..................................................................      26

Part IV

Item           15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K .........................      27
                     Signatures ...............................................................................      28
                     Certifications ...........................................................................      29

                     Exhibit Index ............................................................................     X-1

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

                                     PART I

ITEM 1. BUSINESS

GENERAL

      Cole National Corporation was incorporated as a Delaware corporation in 1984 as a successor to companies that began operations approximately 60 years ago. Cole National Corporation, primarily through the subsidiaries owned by its direct subsidiary, Cole National Group, Inc., is a leading provider of vision care products and services, including managed vision care programs, and personalized gifts with 2,944 retail locations in 50 states, Canada and the Caribbean. References herein to the "Company" include Cole National Corporation, its direct and indirect subsidiaries, and its predecessor companies. The Company's retail vision locations do business primarily under the names "Pearle Vision", "Sears Optical", "Target Optical" and "BJ's Optical" and its managed vision care programs are offered primarily through Cole Managed Vision. Collectively these businesses are referred to herein as "Cole Vision." Personalized gifts are offered through retail locations, e-commerce and catalogs by Things Remembered. The Company believes that, based on industry data, it is the third largest retail optical company in the United States and operates the only nationwide chain of personalized gift stores. The Company differentiates itself from other specialty retailers by providing value-added services at the point of sale at all of its retail locations. The Company also holds approximately a 21% interest in Pearle Europe B.V., which operates 1,157 retail optical locations in the Netherlands, Belgium, Germany, Austria, Italy, Poland, Portugal, Estonia, Sweden, Finland and Russia.

      The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports available, free of charge, through its website, http://www.colenational.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

COLE VISION

      Cole Vision contributed 76% of the Company's net revenue in fiscal 2002 with 2,174 company-owned and franchised retail locations throughout the United States, Canada, and the Caribbean as of February 1, 2003. Cole Managed Vision programs provide vision care benefits to participants through access to a network of company-owned, franchised and third-party optical locations.

COLE LICENSED BRANDS

      Cole Licensed Brands operates principally under the "Sears Optical", "Target Optical" and "BJ's Optical" names. As of February 1, 2003, Cole Licensed Brands operated 1,310 retail locations in 47 states and Canada, including 826 departments on the premises of Sears department stores, 117 freestanding Sears Optical stores, 126 departments in BJ's Wholesale Club stores, and 241 departments in Target stores. Retail locations are generally operated under a lease or license arrangement through which the host store collects the sales receipts, retains an agreed upon percentage of sales and remits the remainder on a weekly or monthly basis.

      Locations are, in most cases, retail eyecare stores offering brand name and private label prescription eyeglasses, contact lenses and accessories, which make available services of a doctor of optometry who performs complete eye examinations and prescribes eyeglasses and contact lenses. Most optical departments, which are typically 1,000 square feet in size, operate with a department manager and support staff of one to seven associates depending on store sales volume. In a majority of the stores, eye examination services are available from independent doctors of optometry, as is often required by state law, and from doctors of optometry employed by Cole Licensed Brands.

      Each of the United States retail locations is computer-linked to six centralized laboratory facilities, which grind, cut and fit lenses to order and ship them to the stores. The Canadian retail locations are served by a centralized laboratory located near Toronto. Next-day delivery is provided on most eyewear when requested by customers. All of the frames and most lenses used in eyeglasses are purchased from outside suppliers, both in the United States and several foreign countries.

      A variety of marketing and promotional efforts, primarily host advertising, newspaper, direct mail, magazine, television and yellow pages are used to build and maintain the customer base for each of the Cole Licensed Brands stores. Host advertising includes the placement of promotional material within sales circulars or credit card billings sent out by the host store to its customers.

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

PEARLE

      Pearle Vision (Pearle) operates 400 company-owned and 464 franchised stores located in 45 states, Canada, and the Caribbean. Most Pearle stores operate in either an "Express" or "Mainline" store format. Express stores contain a full surfacing lab that can produce most glasses in approximately one hour. Mainline stores can produce over 50% of prescriptions on-site in approximately one hour. Other prescriptions are sent to Pearle's central laboratory in Dallas, Texas. At February 1, 2003, 274 of the company-owned stores and 135 of the franchised stores were Express, with most of the balance being Mainline.

      The Express stores typically are located in high-traffic freestanding strip centers or mall locations with most stores averaging 3,000 square feet. The Express stores are usually staffed with a manager and a support staff of four to eight associates. Mainline stores have an average size of 1,700 square feet and are also located in freestanding buildings, or in smaller strip or regional centers. Mainline stores are usually staffed with a manager and two or three associates. Most Pearle stores make exams available by on-site doctors of optometry with approximately 80% leasing space from Pearle on an independent basis. Most of the remaining doctors are direct employees of Pearle. In California, eye exams are provided by doctors of optometry, employed by Pearle Vision Care, Inc., a licensed health care service plan.

      Pearle's marketing strategy employs a wide range of media at both the national and local levels. The franchised and company-owned stores each contribute a percentage of revenues to Pearle's marketing budget with a significant amount of Pearle's marketing expenditures devoted to television. Pearle's brand positioning of high quality eyecare products and services has been reinforced by an advertising and promotions program, which includes Pearle's long-standing advertising slogan: "Nobody Cares for Eyes More Than Pearle".

      Pearle operates a central lab and distribution center in Dallas, Texas that inventories and distributes a comprehensive product line, including frames, eyeglass lenses, contact lenses, optical supplies and eyewear accessories, to company-owned and franchised locations.

      Pearle has maintained a franchise program since 1980. Most of the franchised stores are single store franchise operations, with no franchisee operating more than ten stores. Each franchisee must enter into a franchise agreement requiring payment of an initial franchise fee. The term of the typical franchise agreement is equal to the lesser of ten years or the term of the underlying base lease. Royalty and advertising contributions typically have been based on a percentage of the franchisee's gross revenues from the retail operation, excluding nonsurgical professional fees. The total monthly advertising contribution is distributed to Pearle's system-wide advertising fund and the local co-op market advertising fund. Franchisees are generally eligible to participate in Cole Vision's managed vision care programs. In fiscal 2002, 17 new franchise locations were opened, 13 company-operated locations were sold to franchisees, 2 franchise locations were converted to corporate stores and 4 franchise locations closed.

COLE MANAGED VISION

      Recognizing the role that managed health care would play in the coming years, Cole Vision Corporation created Cole Managed Vision (CMV) to bring its own unique capabilities to the vision benefit marketplace, and to provide an additional source of customers for the Company's owned and franchised retail locations. Since then, CMV has been developing, marketing, and administering group vision benefit programs for employers, health plans and associations nationwide. Today, CMV manages funded benefits for more than 13 million participants, and discount benefits for more than 80 million participants. Managed vision care participants comprise approximately one third of Cole Vision's retail customers.

THINGS REMEMBERED

      Things Remembered contributed 24% of the Company's net revenue in fiscal 2002. As of February 1, 2003, Things Remembered operated 770 stores and kiosks located in large, enclosed shopping malls located in 48 states. Each location carries a wide assortment of engraveable items and provides "while you shop" personalization services for any occasion including holiday, wedding, business recognition and other special occasion gift events. Engraving is offered for items purchased at the store as well as for items purchased elsewhere. Customers can purchase Things Remembered's broad gift assortment through its catalogs (1-800-274-7367) and its e-commerce site, http://www.thingsremembered.com.

      Merchandise sold at Things Remembered stores and through the catalog and internet consists of a broad selection of moderately priced gift categories and items at prices generally ranging from $15 to $150. The gift offerings include writing instruments, desk accessories such as desk sets, recognition plaques and awards; women's gifts which include sterling jewelry, jewelry boxes, and keepsake boxes; men's gifts which include barware, valet boxes, and leather goods; gifts for newborns and children including baby cups, rattles and jewelry as well as apparel and quilts. Gifts for the home include glassware, clocks, frames, albums, doorknockers and a special assortment of holiday gifts such as ornaments and other collectible items. Things Remembered features brand name merchandise as well as higher margin private label merchandise. At some locations computer-controlled embroidery equipment is utilized for the personalization of merchandise, such as throws, pillows, polo shirts, bathrobes, jackets, canvas totes and baby blankets. These soft goods are also available in most of Things Remembered's other locations with personalization services provided from a central fulfillment facility.

      At February 1, 2003, Things Remembered locations consisted of 472 stores and 298 kiosks. The typical store consists of about 1,300 square feet, while kiosks, which are units generally located in the center of the common mall area, are typically 200 square feet.

      Things Remembered locations are usually operated by one or two employees during nonpeak periods and up to 15 employees during the peak fourth quarter holiday season. Locations typically employ a store manager on a full-time basis, an assistant store manager on a full-time or part-time basis, and the balance of employees as part-time sales associates.

      Nearly all locations are equipped with computerized engravers and key duplicating machines. Most stores also have equipment for etching glassware items. All locations are equipped with point-of-sale terminals.

      Most of the Things Remembered's store merchandise is shipped through its centralized warehouse and distribution facility located near Youngstown, Ohio. The warehouse utilizes a computerized carousel system to automate the process of locating merchandise needed to fulfill store orders. The warehouse also has systems and support capabilities to fulfill e-commerce and catalog orders within 72 hours.

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

COMPETITION

      The Company operates in highly competitive businesses. Cole Vision competes with other optical companies, private ophthalmologists, optometrists and opticians and HMOs and other managed vision care companies in a highly fragmented marketplace on the basis of the services it provides, as well as price and product quality. In addition, Pearle competes on the basis of its highly recognized brand name, superior customer service and large merchandise assortment. The Company believes that, based on industry data, Cole Vision is the third largest optical retail company in the United States. Although Things Remembered operates the only nationwide chain of gift stores offering "while you shop" gift engraving, key duplicating, glass etching and monogramming, as well as related merchandise, it competes with many other retailers that sell gift items. Things Remembered competes with such other retailers primarily on the basis of the value-added point of sale services, as well as price and product quality. Some competitors have greater financial resources than the Company.

EMPLOYEES

      As of February 1, 2003, the Company and its subsidiaries had approximately 9,418 full-time employees. This full-time work force is supplemented by 6,098 part-time and seasonal employees. Approximately 134 Pearle employees are represented by labor unions. The Company considers its present labor relations to be satisfactory.

SEGMENT INFORMATION

      Information for the Company's two reportable segments and geographical information are contained in Note 11 of the Notes to Consolidated Financial Statements.

ITEM 2. PROPERTIES

      In June 2001, the Company completed a third party sale and leaseback of its office headquarters located in Twinsburg, Ohio, which comprises approximately 175,000 square feet of office space. The lease expires in 2019 and includes two options to renew for ten-year terms. Cole Vision's home office functions are located in this facility. The Company expects to fully relocate its executive offices, which are currently located in leased space in Mayfield Heights, Ohio, to the Twinsburg facility during 2003.

      All Cole Licensed Brands retail locations are leased or operated under a license with the host store, and none of the individual retail locations are material to operations. Leases for departments operated in Sears and Target stores are terminable upon relatively short notice. Freestanding stores operated under the name "Sears Optical" are leased for terms which average five years. The leases for departments operated in BJ's Wholesale Club stores expire in April 2006.

      Cole Licensed Brands leases six optical laboratory facilities, located in Columbus, Ohio; Knoxville, Tennessee (two); Memphis, Tennessee; Salt Lake City, Utah; and Richmond, Virginia, pursuant to leases expiring (including renewal options) between 2005 and 2017.

      Pearle leases most of its retail stores under noncancelable operating leases with terms generally ranging from five to ten years and which generally contain renewal options for additional periods. Pearle is the principal lessee on a majority of stores operated by franchisees who sublease the facilities from Pearle.

      In January 2002, Pearle completed a sale and leaseback of its Dallas, Texas Support Center, which comprises approximately 129,000 square feet of laboratory and distribution facilities. The lease expires in 2017 and includes four options to renew for five-year terms. An adjoining office facility, no longer used for operations, was sold in April 2001. Pearle also owns a small headquarters and a laboratory facility in Puerto Rico.

      Cole Vision also leases a home office, an optical laboratory and a distribution facility for its Canadian operations pursuant to leases expiring in 2004. The Company expects to close its Canadian optical laboratory and distribution facility in June 2003, and move those operations to the United States.

      Leases for Things Remembered stores and kiosks are generally for terms of ten and five years, respectively. Things Remembered's home office functions are located in a 50,000 square foot leased facility in Highland Heights, Ohio. The lease expires (including renewal options) in 2007. Things Remembered leases its 210,000 square foot warehouse and distribution facility located near Youngstown, Ohio. The lease expires in 2013 and includes three options to renew for five-year terms.

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

      A class action complaint was filed on August 14, 2002 in the Superior Court of San Francisco, California, against Things Remembered by a purported class of approximately 200 employees of Things Remembered alleging that the members of the putative class were improperly denied overtime compensation in violation of California law. The action sought unspecified damages, interest, restitution, as well as declaratory and injunctive relief and attorneys' fees. On February 3, 2003, Things Remembered and the plaintiffs reached an agreement to resolve the lawsuit for $562,500. The settlement is subject to court approval.

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

      See Note 15 of Notes to Consolidated Financial Statements for further discussion of these legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended February 1, 2003.

ITEM 4A. EXECUTIVE OFFICERS OF COLE NATIONAL CORPORATION

(a) The following persons are the executive officers of Cole National Corporation who are not members of its Board of Directors, who have been elected to their respective offices by the Board of Directors to serve until the election and qualification of their respective successors:

        Name                                   Age                             Office
        -----------------                      ---           -------------------------------------------
        Lawrence E. Hyatt                       48           Executive Vice President and
                                                                  Chief Financial Officer

        Leslie D. Dunn                          58           Senior Vice President -
                                                                  Business Development,
                                                                  General Counsel and Secretary

        Joseph Gaglioti                         57           Vice President and Treasurer

        Ann M. Holt                             46           Senior Vice President, Corporate Controller
                                                                  and Principal Accounting Officer

(b) The following is a brief account of the positions held during the past five years by each of the above named executive officers:

            Mr. Hyatt has been Executive Vice President and Chief Financial Officer since July 15, 2002. Prior to joining the Company, he was with PSINet, Inc. as Chief Financial and Restructuring Officer since 2000; with HMS Host Corporation as Chief Financial Officer since 1999; with Sodexho Marriott Services, Inc. and its predecessor company as Chief Financial Officer since 1989.

            Ms. Dunn has been Senior Vice President-Business Development, General Counsel and Secretary since September 1997. Prior to joining the Company, she had been a partner in the law firm of Jones Day Reavis & Pogue since 1985.

            Mr. Gaglioti has been Vice President since 1992 and Treasurer since 1991. Mr. Gaglioti joined the Company in 1981.

            Ms. Holt has been Senior Vice President, Corporate Controller and Principal Accounting Officer since December 2002. She joined Cole National Corporation as the Vice President, Finance for Cole Licensed Brands in June 2000. Prior to joining the Company, she was with ICI Paints as Vice President, Finance in the U.S. stores division since September 1998, and with OfficeMax, Inc. as Vice President, Controller and other financial management positions between 1990 and May 1998.

            Information concerning Jeffrey A. Cole and Larry Pollock, the Company's executive officers who are also Directors, will be included in Cole National Corporation's Proxy Statement for the 2003 Annual Meeting of Stockholders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Cole National Corporation's common stock is traded on the New York Stock Exchange (NYSE) under the symbol "CNJ". The following table sets forth, for the fiscal periods indicated, the high and low sales prices per share.

                           Fiscal 2002                      Fiscal 2001
                     ------------------------        -------------------------
Quarter               High              Low           High                Low
-------              -----             ------        ------             ------
First                $19.65            $13.55        $10.40             $7.20
Second                19.03             12.45         15.22              9.65
Third                 16.87              7.75         14.90             10.70
Fourth                13.99              9.54         16.55             12.78

      The Company's dividend policy has been, and for the foreseeable future will continue to be, to retain earnings to support its growth strategy. No dividends were paid during the last two fiscal years.

      As of March 31, 2003, there were 628 shareholders of record of Cole National Corporation's common stock.

      Securities authorized for issuance under equity compensation plans as of February 1, 2003 follows:

Equity Compensation Plan Information                                                            Number of securities
                                                                                                remaining available
Plan category                                 Number of securities     Weighted-average         for future issuance
                                              to be issued upon        exercise price of        under equity
                                              exercise of              outstanding options,     compensations plans
                                              outstanding options      warrants and rights      (excluding securities
                                              warrants and rights                               reflected in column (a))
                                              (a)                      (b)                      (c)
                                              --------------------     --------------------     ----------------------
Equity compensation plans approved by
  security holders                                 1,231,606                 $  15.51                   809,394

Equity compensation plans not approved by
  security holders                                 1,520,928                    12.09                    62,191
                                                   ---------                                            -------

Total                                              2,752,534                 $  13.61                   871,585
                                                   =========                                            =======

ITEM 6. SELECTED FINANCIAL DATA

      Fiscal years end on the Saturday closest to January 31 and are identified according to the calendar year in which they begin. For example, the fiscal year ended February 1, 2003 is referred to as "fiscal 2002". Fiscal 2002, 2001, 1999 and 1998 each consisted of a 52-week period, and fiscal 2000 consisted of a 53-week period.

      The selected financial data for the 2002, 2001 and 2000 fiscal years have been derived from the Company's audited financial statements appearing in this Form 10-K. The financial statements for the fiscal years 2001 and 2000 have been restated. See Note 17 of the Notes to Consolidated Financial Statements for further discussion of the restatement. The selected financial data for the 1999 and 1998 fiscal years have been derived from unaudited financial statements. The unaudited financial statements for these years have been restated to be consistent with the restatement adjustments made for the subsequent years. Certain prior year amounts have been reclassified to conform to the current year presentation.

      When you read this financial data, it is important that you also read the consolidated financial statements and related notes included in this Form 10-K, as well as the section of this report entitled Management's Discussion and Analysis of Financial Condition and Results of Operations. Historical results are not necessarily indicative of future results.


                                                    2002(1)(3)       2001(4)       2000(4)        1999(4)        1998(4)
                                                   -----------    -----------    -----------    -----------    -----------
                                                                (Dollars in thousands, except per share amounts)
Net revenue                                        $ 1,148,119    $ 1,109,123    $ 1,078,634    $ 1,041,188    $ 1,043,125

Operating income                                   $    26,997    $    28,243    $    16,400    $    23,800    $    24,956

Income (loss) before extraordinary loss            $     2,093    $    (2,387)   $    (7,810)   $    (2,110)   $    (4,042)

Net income (loss)                                  $    (5,149)   $    (2,387)   $    (7,810)   $    (2,110)   $    (4,042)

Basic earnings (loss) per common share:
      Income (loss) before extraordinary loss      $      0.13    $     (0.15)   $     (0.50)   $     (0.14)   $     (0.27)
      Extraordinary loss                                 (0.45)            --             --             --             --
                                                   -----------    -----------    -----------    -----------    -----------
      Net income (loss)                            $     (0.32)   $     (0.15)   $     (0.50)   $     (0.14)   $     (0.27)
                                                   ===========    ===========    ===========    ===========    ===========

Diluted earnings (loss) per common share:
      Income (loss) before extraordinary loss      $      0.13    $     (0.15)   $     (0.50)   $     (0.14)   $     (0.27)
      Extraordinary loss                                 (0.44)            --             --             --             --
                                                   -----------    -----------    -----------    -----------    -----------
      Net income (loss)                            $     (0.31)   $     (0.15)   $     (0.50)   $     (0.14)   $     (0.27)
                                                   ===========    ===========    ===========    ===========    ===========

Weighted average number of shares
     outstanding (000's)
          Basic                                         16,223         16,019         15,564         14,879         14,802
          Diluted                                       16,500         16,019         15,564         14,879         14,802

Total assets                                       $   643,607    $   635,594    $   633,756    $   626,054    $   649,447

Working capital                                    $    66,509    $    74,563    $    50,887    $    56,436    $    79,246

Stockholders' equity                               $    93,253    $   108,316    $   108,542    $   117,443    $   119,226

Current ratio                                             1.32           1.36           1.24           1.29           1.38

Long-term debt, including
     capital leases                                $   286,553    $   284,574    $   284,535    $   284,754    $   276,130

Number of stores at year end(2)                          2,944          2,919          2,813          2,722          2,884

(1) Net income (loss) for fiscal 2002 includes an extraordinary loss of $7,242, net of tax for early extinguishment of debt.

(2)   Includes franchise locations.

(3) The Company ceased amortization of goodwill and tradenames in fiscal 2002 upon adoption of SFAS No. 142, "Goodwill and Other Intangible Assets".

(4)   As restated.

      The following selected financial data for the 1999 and 1998 fiscal years is derived from unaudited financial statements, and compares originally reported amounts with restated amounts for these two years.

                                                          1999                              1998
                                               ----------------------------       ---------------------------
                                               As reported       Restated         As reported      Restated
                                               -----------      -----------       -----------     -----------
                                                         (Dollars in thousands, except per share)
Net revenue                                     $1,040,426      $ 1,041,188       $1,049,441      $ 1,043,125

Operating income                                $   29,113      $    23,800       $   42,346      $    24,956

Net income (loss)                               $    2,008      $    (2,110)      $   14,276      $    (4,042)

Basic earnings (loss) per common share:
   Income (loss) before extraordinary loss      $     0.13      $     (0.14)      $     0.96      $     (0.27)
   Extraordinary loss                                   --               --               --               --
                                                ----------      -----------       ----------      -----------
   Net income (loss)                            $     0.13      $     (0.14)      $     0.96      $     (0.27)
                                                ==========      ===========       ==========      ===========

Diluted earnings (loss) per common share:
   Income (loss) before extraordinary loss      $     0.13      $     (0.14)      $     0.94      $     (0.27)
   Extraordinary loss                                   --               --               --               --
                                                ----------      -----------       ----------      -----------
   Net income (loss)                            $     0.13      $     (0.14)      $     0.94      $     (0.27)
                                                ==========      ===========       ==========      ===========

Weighted average number of shares
   outstanding (000's)
       Basic                                        14,887           14,879           14,802           14,802
       Diluted                                      14,941           14,879           15,176           14,802

Total assets                                    $  588,271      $   626,054       $  622,844      $   649,447

Working capital                                 $   63,899      $    56,436       $   76,732      $    79,246

Stockholders' equity                            $  146,516      $   117,443       $  145,360      $   119,226

Current ratio                                         1.45             1.29             1.44             1.38

Long-term debt, including
   capital leases                               $  284,584      $   284,754       $  276,013      $   276,130

Number of stores at year end(1)                      2,722            2,722            2,884            2,884

(1) Includes franchise locations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      As discussed in Note 17 to the Notes to Consolidated Financial Statements, the Company's fiscal year 2001 and fiscal 2000 financial statements have been restated. See Note 17 for a summary of the significant effects of the restatement. The following discussion of the Company's financial condition and results of operations gives effect to the restatement and should be read in conjunction with the Consolidated Financial Statements and related notes.

OVERVIEW

      Cole National, primarily through the subsidiaries owned by its direct subsidiary, Cole National Group, Inc., is a leading provider of optical products and services and personalized gifts. The Company sells its products and services through 2,480 company-owned retail locations and 464 franchised locations in 50 states, Canada and the Caribbean.

      Fiscal years end on the Saturday closest to January 31 and are identified according to the calendar year in which they begin. For example, the fiscal year ended February 1, 2003 is referred to as "fiscal 2002". Fiscal 2002 and fiscal 2001 each consisted of a 52-week period, and fiscal 2000 consisted of a 53-week period.

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

RESULTS OF OPERATIONS

      The following schedule sets forth the results from continuing operations for the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001. This schedule and subsequent discussions should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this Form 10-K.

                                                                                                       Change
                                                                    Fiscal Year                  ----------------------
                                                       ------------------------------------       2002 vs.     2001 vs.
                                                         2002          2001          2000          2001          2000
                                                       --------      --------      --------      --------      --------
                                                              (Dollars in millions)
Net revenue:
     Cole Vision                                       $  877.5      $  836.8      $  802.5           4.9%          4.3%
     Things Remembered                                    270.6         272.3         276.1          (0.6)         (1.4)
                                                       --------      --------      --------
          Total net revenue                            $1,148.1      $1,109.1      $1,078.6           3.5%          2.8%

Gross margin:
     Cole Vision                                       $  576.8      $  550.9      $  525.2           4.7%          4.9%
     Things Remembered                                    192.6         193.8         193.8          (0.6)           --
                                                       --------      --------      --------
          Total gross margin                           $  769.4      $  744.7      $  719.0           3.3%          3.6%

Operating expenses:
     Cole Vision                                       $  546.2      $  531.7      $  513.0           2.7%          3.6%
     Things Remembered                                    177.5         168.8         170.3           5.2          (0.9)
     Unallocated corporate expense                         18.7          11.0          14.1          70.0         (22.0)
                                                       --------      --------      --------
          Total operating expenses                     $  742.4      $  711.5      $  697.4           4.3%          2.0%

Goodwill and tradename amortization:
     Cole Vision                                       $     --      $    4.1      $    4.2        (100.0)%        (2.4)%
     Things Remembered                                       --           0.9           1.0        (100.0)        (10.0)
                                                       --------      --------      --------
          Total goodwill and tradename amortization    $     --      $    5.0      $    5.2        (100.0)%        (3.8)%

Operating income:
     Cole Vision                                       $   30.6      $   15.1      $    8.0         102.6%         88.7%
     Things Remembered                                     15.1          24.1          22.5         (37.3)          7.1
     Unallocated corporate expense                        (18.7)        (11.0)        (14.1)         70.0         (22.0)
                                                       --------      --------      --------
          Total operating income                       $   27.0      $   28.2      $   16.4          (4.3)%        72.0%
                                                       ========      ========      ========

Percentage of net revenue:
     Gross margin                                          67.0%         67.1%         66.7%         (0.1)          0.5
     Operating expenses                                    64.7          64.2          64.7           0.5          (0.5)
     Goodwill and tradename amortization                     --           0.5           0.5          (0.5)           --
     Operating income                                       2.4%          2.5%          1.5%         (0.2)          1.0

Number of retail locations at the end
   of the period:
     Cole Licensed Brands                                 1,310         1,282         1,164
     Pearle company-owned                                   400           423           439
     Pearle franchised                                      464           440           426
                                                       --------      --------      --------
          Total Cole Vision                               2,174         2,145         2,029
     Things Remembered                                      770           774           784
                                                       --------      --------      --------
          Total Cole National                             2,944         2,919         2,813
                                                       ========      ========      ========

Same-Store Sales Growth:
     Cole Licensed Brands (U.S.)                            3.7%          3.8%          3.7%
     Pearle company-owned (U.S.)                            4.0           2.6           2.0
          Total Cole Vision                                 3.3           2.6           3.1
     Things Remembered                                     (2.5)         (1.8)          5.4
          Total Cole National                               1.8%          1.4%          3.7%

     Pearle US franchise stores                             1.1%           --%          3.3%

      As used in Item 7 of this Form 10-K, same-store sales growth is a non-GAAP financial measure, which includes deferred warranty sales on a cash basis and does not reflect provisions for returns and remakes and certain other items. The Company's current systems do not gather data on these items on an individual store basis. Adjustments to the cash basis sales information accumulated at the store level are made for these items on an aggregate basis. As a retailer, the

Company believes that a measure of same-store sales performance is important for understanding its operations. The Company calculates same-store sales for stores opened for at least twelve months. A reconciliation of same-store sales to net revenue is presented below in the section "Reconciliation of Same-Store Sales Growth".

      Same-store sales for Pearle U.S. franchise stores is a non-GAAP financial measure that is provided for comparative purposes only. The Company believes that its franchisees' method of reporting sales is consistent on a year-to-year basis.

FISCAL 2002 COMPARED TO FISCAL 2001

CONSOLIDATED OPERATIONS

      Total revenues were $1,148.1 million in fiscal 2002, compared with $1,109.1 million in fiscal 2001. Total revenues increased 3.5% in fiscal 2002, primarily attributable to a 1.8% increase in same-store sales, an increase in the number of stores open at year-end from 2,919 to 2,944 and an increase in revenues from managed vision care programs.

      Gross margin was $769.4 million in fiscal 2002, compared with $744.7 million in fiscal 2001, an increase of 3.3%. Gross margin dollars increased primarily due to higher revenues at Cole Vision. Gross margin percent declined to 67.0% in fiscal 2002, compared with 67.1% in fiscal 2001. The decline was attributable to lower gross margin percent at Cole Vision. A shift in sales mix to products with lower gross margin rates occurred at both Pearle Vision and Cole Licensed Brands (further discussion is included in the Cole Vision Segment). The gross margin rate at Things Remembered was the same as the prior year.

      Operating expenses were $742.4 million in fiscal 2002, compared with $711.5 million in fiscal 2001, an increase of 4.3%. Increased costs of store payroll, benefits, store occupancy and other store costs to support the increase in revenues at Cole Vision comprised most of the increase. Operating expenses at Cole Vision as a percent of sales declined from the prior year by 1.3%. At Things Remembered, operating expenses increased 5.2% on declining sales, primarily in occupancy, nonstore overhead and store wages. Store rent and occupancy expenses increased in fiscal 2002 primarily due to increases in insurance, taxes and other common area charges. These charges are generally variable and can increase as mall ownership or tenant occupancy rates change. Things Remembered nonstore expense increased in fiscal 2002 due primarily to costs associated with the anticipated settlement of a class action complaint in California involving overtime compensation (See Note 15 of the Notes to Consolidated Financial Statements). Legal and settlement costs for this matter totaled $1.1 million. Nonstore overhead also included costs of $0.5 million for a new store point of sales system, the implementation of which has subsequently been indefinitely delayed. Severance costs related to a senior Things Remembered executive totaled $0.3 million. Store wage costs at Things Remembered increased due to higher average hourly wage rates and increases in benefits and workers compensation.

      Also included in operating expenses, the Company incurred charges of approximately $3.4 million in fiscal 2002 for outside audit fees related to the reaudit of its restated financial statements for the previous two years. The Company and its optical subsidiaries have been sued by the State of California, which alleges claims for various statutory violations related to the operation of 24 Pearle Vision Centers in California (see Note 15 of the Notes to Consolidated Financial Statements). Legal costs associated with the defense of this matter totaled $3.5 million in fiscal 2002 and were charged to the Cole Vision segment. During the fourth quarter of fiscal 2002, the Company recorded a restructuring charge against operating expense of $1.1 million. Of this amount, $0.6 million was paid and $0.5 million was accrued to accrued liabilities for ongoing benefits, salary continuation and out placement costs. Charges to the liability are expected to total $0.4 million through the end of the first quarter of fiscal 2003, with the remaining costs continuing through the fourth quarter of fiscal 2003. The restructuring charge was related to a reduction in workforce of 60 individuals in the corporate office and field management. The Company expects the functions performed by these individuals to be absorbed by others. The Company recorded a charge of $0.3 million related to the closing of the corporate office and relocating it to the Company's facility in Twinsburg, Ohio. The Company recorded incremental costs of $1.2 million for continuing group medical and basic life insurance coverage for a group of employees covered under a postemployment benefits plan. Coverage of these benefits continue until death. In January 2002, the Company approved a plan freeze of its noncontributory defined benefit pension plan. As a result, the Company recorded no pension expense in fiscal 2002, compared to a $1.2 million charge in fiscal 2001, primarily in the Cole Vision segment. See Note 10 of Notes to the Consolidated Financial Statements for more information. In conjunction with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets, the Company evaluated the operating performance of each of its locations. The Company recorded impairment charges of $0.9 million in fiscal 2002, compared with impairment charges of $3.7 million in fiscal 2001. The reduction of the impairment charge was primarily attributable to improvements at Pearle Vision. In November 2002, the Company changed its paid-time-off (PTO) policy for its employees, and discontinued the practice of permitting most of its employees to carryover three leave days from one year to the next. As a result of this change in policy, the Company reversed $0.5 million of accrued leave into income, as an offset to operating expense.

      The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS142), in the first quarter of fiscal 2002. SFAS 142 requires that goodwill and certain intangible assets deemed to have indefinite useful lives no longer be amortized, but instead, be subject to at least an annual review for impairment. With the adoption of this statement, the Company ceased amortization of goodwill and tradenames as of February 3, 2002. The Company recorded a $5.0 million goodwill and tradename amortization charge in fiscal 2001.

      Operating income in fiscal 2002 was $27.0 million compared with $28.2 million in fiscal 2001, a decrease of 4.3%. A decline in operating income at Things Remembered and the costs associated with the reaudit, restructuring and legal costs associated with the California Attorney General's action, as well as the increased costs of post-employment benefits offset improvements at Cole Vision.

      Interest and other (income) expense, consists of interest expense on the Company's indebtedness, transaction gains and losses related to its holdings in notes and interest receivable from Pearle Europe, which are denominated in a foreign currency, interest income on franchise notes at Pearle Vision, interest income from temporary investments, and gains and losses from the sale of assets. Interest and other (income) expense, net, decreased to $20.0 million in fiscal 2002, compared to $25.5 million in fiscal 2001. The Company recorded a transaction gain of $3.8 million related to its investment in notes and interest receivable from Pearle Europe in fiscal 2002. This compared to a transaction loss of $1.2 million in fiscal 2001. In addition, the Company recorded lower interest expense in fiscal 2002 due to replacement of the $150.0 million 9-7/8% Senior Subordinated Notes with the issuance of 8-7/8% Senior Subordinated Notes in May 2002. See Note 5 of the Notes to Consolidated Financial Statements for further information regarding this transaction. The Company recognized a gain of $0.7 million from the sale of a Dallas, Texas facility in the first quarter of fiscal 2001.

      The effective income tax rate was 70.0% in fiscal 2002 compared with 187.8% in fiscal 2001. The lower effective tax rate in 2002 was primarily due to the elimination of goodwill amortization pursuant to the new accounting standard and a reduction in the provision for valuation allowances related to deferred tax assets for charitable contribution carryforwards. See Note 9 of Notes to Consolidated Financial Statements for further discussion.

      The results for fiscal 2002 include an extraordinary loss on early extinguishment of debt of $7.2 million, which is net of an income tax benefit of $3.9 million. The extraordinary charge represents payment of premiums and other costs of retiring Cole National Group's 9-7/8% Senior Subordinated Notes due 2006 and the write-offs of unamortized discount and deferred financing fees. See the section below entitled "Liquidity and Capital Resources" and Note 5 of the Notes to Consolidated Financial Statements for more information regarding this transaction.

COLE VISION SEGMENT

      Cole Vision revenues were $877.5 million in fiscal 2002, compared with $836.8 million in fiscal 2001, an increase of 4.9%. Same store sales increased 4.0% at Pearle Vision company-owned stores, primarily reflecting an increase in average spectacle selling price. Improved merchandise assortment and selling skills at the store level have resulted in a higher rate of multi-pair purchases and increased sales of additional features. At Cole Licensed Brands, same-store sales increased 3.7%, driven by both average spectacle selling price and increased sales of accessories. New premium product introductions at both Sears Optical and Target Optical, offset slightly by increased sales of contact lenses, was a key factor in the average selling price increase. Cole Managed Vision sales also increased from the prior year, due to increases in claims revenue and administrative service only (ASO) fees and the addition of laser procedure revenue.

      Gross margin percent declined 0.1% at Cole Vision in fiscal 2002 compared to fiscal 2001. The decline in gross margin rate was attributable to a change in sales mix at both Pearle Vision and Cole Licensed Brands. At Pearle, the decline in margin rate was attributable to increased sales of product to franchisees, which are sold at lower gross margin rates than retail sales at company-owned locations. Sales to franchisees offer benefits for the Company, including producing a more uniform merchandise assortment and consistent brand look across all stores. Additionally, Pearle's mix of contact lens sales increased, which also contributed to a decline of the gross margin rate.

      At Cole Licensed Brands, the decline in gross margin rate was attributable to the increased sales of premium product and saleable accessories. Accessories, which include lens cleaner, lens cloth, clips and other products designed to care for optical purchases, and premium products, generally are sold at lower gross margin rates. In addition, Cole Licensed Brands made a strategic decision to lower retail prices of contact lenses in fiscal 2002 to become more competitive. The price decrease was a key factor in the gross margin rate decline.

      Operating expenses as a percent of sales declined at Cole Vision by 1.3% in fiscal 2002, compared to fiscal 2001. In conjunction with SFAS 144, the Company evaluated the operating performance of each of its locations. Cole Vision recorded impairment charges of $0.4 million in fiscal 2002, compared with impairment charges of $2.8 million in fiscal 2001. The reduction of the impairment charge was primarily attributable to improvements at Pearle Vision. At Pearle Vision, store payroll declined as a percent of sales compared to the prior year due to higher same-store sales combined with reduced hours. The average hours worked per store per week was reduced 3.3 hours. In addition, overtime pay declined as a percent to sales compared to last year. Operating expenses at Cole Licensed Brands declined as a percent to sales compared to last year due primarily to improvements at Target Optical. Results at Target Optical improved as the focus changed from aggressive growth to measured growth and improved operations. Operating expenses at Cole Managed Vision declined as a percent to sales compared to last year primarily due to the reduction of processing fees paid to MetLife as claims processing was converted to the Company's internal systems at a lower cost per claim. Pension expense was $1.0 million lower than the prior year at Cole Vision due to the Company's decision to freeze the defined benefit pension plan. Operating expenses in fiscal 2002 included legal costs of $3.5 million associated with the California Attorney General's action mentioned previously.

      Operating income at Cole Vision improved to $30.6 million in fiscal 2002, compared to $15.1 million in fiscal 2001. The revenue increase of $40.7 million and improved expense leverage were the primary drivers of the increase in operating income. Results at Target Optical improved as the focus changed from aggressive growth to measured growth and improved operations. The cessation of goodwill and tradename amortization resulted in $4.1 million lower expense in fiscal 2002, compared to fiscal 2001. In addition, the growth in revenue and improved claims management efficiencies resulted in higher operating income at Cole Managed Vision. These improvements were offset by the $3.5 million in legal costs associated with the California Attorney General's action.

THINGS REMEMBERED SEGMENT

      Things Remembered sales were $270.6 million in fiscal 2002, compared with $272.3 million in fiscal 2001, a decrease of 0.6%. The decrease in sales was primarily due to a same-store sales decrease of 2.5% and a lower number of stores operating than the prior year. Store count at fiscal year end dropped from 774 to 770. The same-store sales decline was primarily attributable to a slowdown in mall traffic during fiscal 2002. Demand for business award and recognition gifts also declined during the year due to changes in general economic conditions. Declines in customer count were partially offset by increases in average transaction value and a 40% growth in the still relatively small direct channel business.

      The gross margin rate at Things Remembered was the same as the prior year.

      At Things Remembered, operating expenses grew 5.2% on declining sales, primarily in occupancy, nonstore overhead and store wages. Store rent and occupancy charges increased in fiscal 2002 primarily due to increases in insurance, taxes and other common area charges. These charges are generally variable and can increase as mall ownership or tenant occupancy rates change. Things Remembered nonstore expense increased in fiscal 2002 due primarily to costs associated with the pending settlement of a class action complaint in California involving overtime compensation (See Note 15 of the Notes to Consolidated Financial Statements). Legal and settlement cost for this matter totaled $1.1 million. Nonstore overhead also included costs of $0.5 million for a new store point of sales system, the implementation of which has subsequently been indefinitely delayed. Severance costs related to a senior Things Remembered executive totaled $0.3 million. Store wage costs at Things Remembered increased due to higher average hourly wage rates and increases in benefits and workers compensation. Things Remembered recorded impairment charges of $0.5 million in fiscal 2002, compared with impairment charges of $0.9 million in fiscal 2001.

      Operating income decreased to $15.1 million in fiscal 2002 from $24.1 million in fiscal 2001. Reductions in revenue, higher mall occupancy costs, higher payroll and overhead costs were the primary causes of the reduction in operating income.

FISCAL 2001 COMPARED TO FISCAL 2000

CONSOLIDATED OPERATIONS

      Total revenue was $1,109.1 million in fiscal 2001, compared with $1,078.6 million in fiscal 2000. Total revenue increased 2.8% in fiscal 2001, primarily attributable to a 1.4% increase in same-store sales, an increase in the number of stores opened at year-end from 2,813 to 2,919 and an increase in claims revenue from managed vision care programs. These increases were partially offset by one less week of revenue in fiscal 2001. Fiscal 2000 included 53 weeks of operations, compared to 52 weeks in fiscal 2001. The 53rd week in fiscal 2000 provided approximately $17.6 million in revenue.

      Gross margin was $744.7 million in fiscal 2001, compared with $719.0 million in fiscal 2000, an increase of 3.6%. Gross margin dollars increased primarily due to higher revenues at Cole Vision and improvements in gross margin rate at Things Remembered. Gross margin percent increased to 67.1% in fiscal 2001, compared to 66.7% in fiscal 2000. The increase was attributable to gross margin rate improvements at both Cole Vision and Things Remembered. The gross margin rate at Cole Vision was higher than the prior year, although it declined in the second half of fiscal 2001, as more customers selected merchandise from Cole Licensed Brands' new, higher cost frame assortment at Sears. Higher revenue from managed vision care programs partially offset the impact of a decline in frame margins in fiscal 2001. At Things Remembered, the gross margin rate improved 1.0% compared to the prior year, reflecting the improvement in average selling price, lower merchandise acquisition costs, and less inventory shrinkage.

      Operating expenses were $711.5 million in fiscal 2001, compared with $697.4 million in fiscal 2000, an increase of 2.0%. Increased costs of store payroll, store occupancy and other store costs to support the increase in revenue at Cole Vision and the Target Optical expansion comprised most of the increase. Operating expenses at Cole Vision declined as a percent of sales compared to last year by 0.4%. Productivity gains at Pearle and reduced managed care claims processing costs contributed to the improvement. Further discussion is included in the Cole Vision segment. In conjunction with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121), which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets, the Company evaluated the operating performance of each of its locations. In fiscal 2000, Pearle Vision recorded $3.5 million of impairment charges related to the performance of 39 store locations. This compared to impairment charges of $2.6 million for 28 locations in fiscal 2001, a reduction of $0.9 million. At Things Remembered, operating expenses decreased by $1.5 million. Lower costs of store payroll together with reduced bonus expenses were partially offset by higher costs of store rent and occupancy. Things Remembered recorded impairment charges in accordance with SFAS 121 of $0.9 million in fiscal 2001 compared to $0.3 million the prior year.

      Goodwill and tradename amortization was $5.0 million in fiscal 2001 compared to $5.2 million in fiscal 2000.

      In fiscal 2001, the Company's operating income improved 72.0% from $16.4 million in fiscal 2000 to $28.2 million in fiscal 2001. Improvements were made at both segments. At Cole Vision, operating income improved 88.7% from the prior year due primarily to the reduced impairment charge and to productivity improvements. Things Remembered operating income improved 7.1% despite a decline in sales. Lower costs of store payroll and an increase in gross margin rate mitigated the reduction in revenues. During fiscal 2000, the Company recorded a restructuring charge against operating expense of $1.8 million. Of this amount, $1.6 million was paid and $0.2 million was recorded to accrued liabilities for salary continuation. Charges to the liability were $0.2 million in fiscal 2001. The restructuring charge was related to a reduction in workforce of 44 individuals in the corporate office. In addition, a reduction in corporate bonus expense of $0.8 million contributed to the improvement in operating income. The improvement in operating income occurred despite one less week of sales, and the absorption of increased losses from the continued expansion of Target Optical.

      Interest and other (income) expense, net, increased $0.2 million in fiscal 2001.

      The effective tax rate was 187.8% in fiscal 2001 compared to 10.6% in fiscal 2000. The higher effective tax rate in 2001 was primarily due to increased provision for state income taxes and an increase in the valuation allowances related to deferred tax assets for contribution carryforwards. See
Note 9 of Notes to Consolidated Financial Statements for further discussion.

COLE VISION SEGMENT

      Cole Vision revenues were $836.8 million in fiscal 2001, compared with $802.5 million in fiscal 2000, an increase of 4.3%. Same-store sales increased 2.6% at Pearle Vision company-owned stores, reflecting an increase in average selling price for the first nine months and an increase in the number of transactions for the fourth quarter. The increase in average selling price was due, in part, to not repeating a "50% off frames" promotion that ran during the entire first quarter of fiscal 2000. At Cole Licensed Brands, same-store sales increased 3.8%, primarily reflecting an increase in the average spectacle selling price. The 53rd week in fiscal 2000 provided approximately $14.4 million in revenue.

      The gross margin rate at Cole Vision was higher compared to the prior year, although it declined in the second half of 2001, as more customers selected merchandise from Cole Licensed Brands' new, higher cost frame assortment at Sears. Higher revenue from Cole Managed Vision partially offset the impact of decline in frame margins in fiscal 2001.

      Operating expenses increased 3.6%, but declined 0.4% as a percent of sales compared to last year at Cole Vision. Increased store payroll, occupancy and other store costs to support the increase in revenues at Cole Vision comprised most of the increase. Operating expenses at Pearle decreased from the prior year. Pearle Vision recorded $2.6 million of impairment charges in accordance with SFAS 121 in fiscal 2001 compared to an impairment charge of $3.5 million in fiscal 2000. In addition, payroll costs were favorable due to productivity improvements. A reduction of the average weekly hours worked per store relative to fiscal 2000 was achieved. Other store costs at Pearle were lower than fiscal 2000, primarily due to write-offs of $0.8 million in third party receivables in fiscal 2000. Expenses declined as a percent of sales compared to last year at Cole Managed Vision due to a reduction in the processing cost per claim and increased volume and leverage gains in capitated business.

      Operating income at Cole Vision improved to $15.1 million in fiscal 2001, compared to $8.0 million in fiscal 2000. The reduction of the impairment charge at Pearle Vision and other operating improvements at both Pearle and Cole Managed Vision were the primary reasons for the increase. Gains in retail operations were tempered by the loss of revenues associated with the 53rd week in fiscal 2000 as well as the expansion of Target Optical. The Company opened 107 Target Optical stores during fiscal 2001. The losses associated with the Target Optical expansion are expected to decline as older stores ramp up to profitability, as a result of the new focus on opening only in Super Target stores and with a switch from fixed to percentage rent. The average time to store level profitability is also expected to become shorter.

THINGS REMEMBERED SEGMENT

      Things Remembered revenues were $272.3 million in fiscal 2001, compared with $276.1 million in fiscal 2000, a decrease of 1.4%. The largest contributor to this year over year decrease was the 53rd week in fiscal 2000, which provided approximately $3.2 million in revenue. The decrease in revenues was due to a same-store sales decrease of 1.8%, attributable to the general slowdown in mall traffic which worsened following the events of September 11 and from not repeating a merchandise clearance promotion that was held in fiscal 2000. However, the average transaction selling price increased as a result of sales of new merchandise at higher average unit retails, more personalization and fewer promotions.

      At Things Remembered, the gross margin rate improved 1.0 percentage points compared to the prior year, reflecting the improvement in average selling price, lower merchandise acquisition costs and less inventory shrinkage.

      Operating expenses decreased $1.5 million in fiscal 2001 compared to the prior year due to lower costs of store payroll and bonus expense. These improvements were partially offset by higher costs of rent and occupancy. Things Remembered recorded impairment charges in accordance with SFAS 121 of $0.9 million in fiscal 2001 compared to $0.3 million in the prior year.

      Operating income increased to $24.1 million in fiscal 2001 from $22.5 million in fiscal 2000, primarily due to lower operating expenses and improvements in gross margin rate.

RECONCILIATION OF SAME-STORE SALES GROWTH

      Same store sales growth is a non-GAAP financial measure, which includes deferred warranty sales on a cash basis and does not reflect provisions for returns and remakes and certain other items. The Company's current systems do not gather data on these items on an individual store basis. Adjustments to the cash basis sales information accumulated at the store level are made for these items on an aggregate basis. As a retailer, the Company believes that a measure of same store performance is important for understanding its operations. The Company calculates same-store sales for stores opened for at least twelve months. A reconciliation of same store sales to revenue reported on a GAAP basis follows:

                                        2002             2001             2000
                                     -----------      -----------      -----------
                                                 (Dollars in thousands)
Current year same-store sales        $   993,776      $   961,240      $   949,023
Prior year same-store sales(1)           976,291          948,060          915,286
Percent change                               1.8%             1.4%             3.7%

Current year same-store sales        $   993,776      $   961,240      $   949,023

Adjustment for:
   Sales at new and closed stores         30,185           25,510           26,504
   Extended warranties                    (2,701)          (1,846)            (102)
   Order vs. customer receipt               (478)           4,341           (3,148)
   Returns, remakes and refunds           (1,183)            (751)            (707)
   Other                                     (37)             188             (968)
                                     -----------      -----------      -----------
        Store sales                    1,019,562          988,682          970,602

Nonstore revenues                        157,042          146,631          129,072

Intercompany eliminations                (28,485)         (26,190)         (21,040)
                                     -----------      -----------      -----------

GAAP Basis Net Revenue               $ 1,148,119      $ 1,109,123      $ 1,078,634
                                     ===========      ===========      ===========

(1) Prior year same-store sales differ from current year same-store sales in the prior year due to store openings and closings.

LIQUIDITY AND CAPITAL RESOURCES

      Cole National Corporation's primary source of liquidity is funds provided from operations of its operating subsidiaries. In addition, its wholly owned subsidiary, Cole National Group, Inc., and its operating subsidiaries have a working capital line of credit. As of fiscal year end 2002, the total commitment was $75.0 million and availability under the credit facility totaled $62.7 million after reduction for commitments under outstanding letters of credit. There are no working capital borrowings outstanding as of February 1, 2003. The maximum amount outstanding during fiscal 2002 was $2.3 million and the daily average borrowing during fiscal 2002 was approximately $31,000.

      The credit facility, which is guaranteed by Cole National Corporation and Cole National Group, requires Cole National Group and its principal operating subsidiaries to comply with various operating covenants that restrict corporate activities, including covenants restricting the ability of the subsidiaries to incur additional indebtedness, pay dividends, prepay subordinated indebtedness, dispose of certain investments or make acquisitions. The credit facility also requires Cole National Group to comply with certain financial covenants, including covenants regarding minimum interest coverage and maximum leverage. On November 25, 2002, the Company received a waiver from the lenders under the credit facility, which expired on December 31, 2002, of certain covenants to accommodate anticipated changes in the accounting treatment for the sale of certain optical warranties and the costs associated with auditing the Company's restated consolidated financial statements. On December 19, 2002, the credit agreement was amended to accommodate the anticipated changes due to the restatement. The Company received a waiver dated May 9, 2003 of the maximum leverage coverage test for the fiscal year end 2002 and the first quarter of fiscal 2003. During that waiver period the maximum leverage test was adjusted to accommodate the effect of the restatement on the Company's financial statements. This waiver will expire on the earlier of May 17, 2003 if the Lenders do not receive the Form 10-K and 10-Q's for the first through third fiscal quarters of 2002; on May 23, 2003 if certain additional financial information is not received by the Lenders; or June 30, 2003. The Company is currently in compliance with the covenants in the credit agreement and currently expects to meet the waiver conditions. The Company currently expects to complete a permanent amendment to the credit agreement on or before June 30, 2003. However, there is no assurance that the Company will be successful in its effort to complete such an amendment by that time if at all. The Company believes that, even if it is unsuccessful in its effort to complete such an amendment, it will have sufficient liquidity from internal and other external sources.

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

      The indentures pursuant to which the 8-5/8% notes and the 8-7/8% notes were issued contain certain optional and mandatory redemption features and other financial covenants, including restrictions on the ability of Cole National Group to incur additional indebtedness, pay dividends or make other restricted payments to Cole National Corporation. The indentures also permit payments to Cole National Corporation for certain tax obligations and for administrative expenses not to exceed 0.25% of net sales. See Note 5 of the Notes to Consolidated Financial Statements. The Company may from time to time purchase its outstanding notes in the open market or refinance them depending on capital market conditions.

      No significant principal payment obligations are due under the Company's outstanding indebtedness until April 2004, when a $5.0 million principal payment is due under a 5.0% promissory note and until 2007, when the $125.0 million Senior Subordinated debt is due. The ability of Cole National Corporation and its subsidiaries to satisfy their obligations will be primarily dependent upon the future financial and operating performance of the subsidiaries and upon Cole National Corporation's ability to renew or refinance borrowings or raise additional capital through equity financing or sales of assets.

      The Company maintains a noncontributory defined benefit pension plan that covers employees who have met eligibility service requirements and are not members of certain collective bargaining units. The pension plan calls for benefits to be paid to eligible employees at retirement, based primarily upon years of service and their compensation levels near retirement. In January 2002, the Company approved a plan freeze for all participants except for participants who are at least age 50 or older with 10 years of benefit service as of March 31, 2002. These participants had their average pay frozen as of March 31, 2002, and covered compensation frozen as of December 31, 2001, but their benefit service will continue to grow. The Company's policy is to fund amounts necessary to keep the pension plan in full force and effect, in accordance with the Internal Revenue Code and the Employee Retirement Income Security Act of 1974.

      During fiscal 2002, the Company changed the discount rate used to calculate its projected benefit obligation from 7.5% to 6.5%. The change in the discount rate reflects the overall decline in market interest rates and has led to an increase in the projected benefit obligation at February 1, 2003. In addition, the stock market declines have reduced the fair value of the pension plan's assets. As a result of these factors, the pension plan was underfunded by $16.0 million as of February 1, 2003. The Company has written off a prepaid pension asset of $4.6 million and recorded the minimum pension liability by charging $20.6 million to accumulated other comprehensive income (loss) in stockholders' equity. This charge will not impact the actual funding requirements of the plan or the Company's compliance with debt covenants.

      In November 1998, the Board of Directors authorized the repurchase from time to time of up to 1.0 million shares of common stock, through open market or block transactions. It is expected that any purchases will be made from internally generated funds and that the shares purchased will be used, in part, to offset dilution from stock options and in connection with other benefit plans. As of February 1, 2003, Cole National Corporation had purchased a total of 318,000 shares of common stock and has authority to purchase up to 682,000 additional shares of common stock in the open market or through block purchases. No shares were purchased during fiscal 2002, 2001 or 2000.

      Cash and cash equivalents at year end were $42.0 million at February 1, 2003 compared to $63.4 million at February 2, 2002. Operations generated net cash of $35.9 million in fiscal 2002, compared with $54.7 million in fiscal 2001 and $32.7 million in fiscal 2000. The primary reason for the $18.8 million decrease in cash provided from operations in fiscal 2002 compared to fiscal 2001 was changes in working capital. Changes in working capital resulted in a use of funds totaling $3.8 million in fiscal 2002 compared to a source of funds totaling $8.3 million in fiscal 2001. During fiscal 2001, the Company undertook an extensive re-merchandising program at Pearle Vision, which contributed to an inventory reduction of $9.8 million. Changes in receivables and other assets resulted in a use of $11.2 million in cash in fiscal 2002, compared to a source of $0.7 million in fiscal 2001. The increase in receivables was primarily due to increased sales and corresponding receivables at Cole Vision. Changes in accounts payable and other liabilities resulted in a source of cash of $8.8 million in fiscal 2002 compared to a use of cash of $4.2 million in fiscal 2001. The increase in other liabilities was due to accrued audit fees, deferred revenues, accrued retirement plans, benefit obligations and bonus accruals. Changes in accrued taxes resulted in a use of cash of $4.1 million in fiscal 2002, primarily due to a decrease in current year accruals for federal and state income taxes.

      Net cash from investing activities resulted in a use of funds of $51.0 million in fiscal 2002, compared to $36.9 million in fiscal 2001. Capital expenditures, which accounted for most of the cash used for investing, were $39.4 million, $33.8 million and $28.9 million in fiscal 2002, 2001 and 2000, respectively. The majority of capital expenditures were for store fixtures, equipment and leasehold improvements for new stores, including the Target Optical expansion, and remodeling of existing stores. A payment was made to Target Corporation in fiscal 2002 in consideration of prior years' capital expenditures, which had been accrued. The Company paid approximately $5.6 million, $6.9 million and $8.4 million for systems development costs in fiscal 2002, 2001 and 2000, respectively. Such costs have been capitalized and are being amortized over the systems' estimated useful lives. In fiscal 2002, the Company provided a $4.0 million loan to U.S. Vision, Inc., as part of that company's management-led buyout. U.S. Vision is a large provider in Cole Managed Vision's Preferred Provider Network. Interest on the note accrues at 8.75% per annum (11.75% per annum in the event of default per the agreement) and is due quarterly starting on December 31, 2002 and on the last day of each March, June and September. The note matures December 1, 2003. The Company used $1.6 million and $0.8 million in fiscal 2002 and fiscal 2001, respectively, for contingent payments in connection with the prior acquisition of MetLife's managed vision business. In fiscal 2001, net proceeds of $12.5 million were received from the sale of two facilities no longer required for operations and from the sale and leaseback of Pearle Vision's former headquarters office building in Dallas, Texas and a portion of the land. In fiscal 2001, the Company used $6.4 million for additional net investment in Pearle Europe, primarily in connection with its acquisition of an optical retailer in Portugal.

      For fiscal 2003, the Company plans to expand the number of stores, including opening approximately 23 Target Optical stores, and to remodel and relocate other stores. The Company expects to open in new Super Target stores that will offer Target Optical excellent, highly visible and high traffic locations. As a result, the Company's emphasis on Target Optical has moved from opening stores to improving their operations. The Company currently estimates that capital expenditures in fiscal 2003 will be approximately $35.5 million, excluding acquisition and systems development costs. Approximately $3.9 million is estimated to be incurred for systems development costs in 2003, which will be capitalized and subsequently amortized.

      Net cash used for financing activities totaled $6.4 million in fiscal 2002. Net cash provided by financing totaled $8.4 million and $8.3 million in fiscal 2001 and fiscal 2000, respectively. In May 2002, Cole National Group, Inc., issued $150.0 million of 8-7/8% Senior Subordinated Notes due May 2012. The net proceeds of the issuance and cash on hand were used to retire all of Cole National Group's $150.0 million 9-7/8% Senior Subordinated Notes due 2006. Finance fees and early repayment of the 9-7/8% notes resulted in a net cash usage of $14.2 million. In fiscal 2000, the Company entered into a sale and leaseback transaction from the sale of its office facility in Twinsburg, Ohio. The transaction was accounted for under the finance method of accounting. At the time of the transaction, the Company had a continuing involvement. In July 2001, the continuing involvement ended and the transaction was reflected as a sale and leaseback. The Company received approximately $13.5 million in fiscal 2000, net of related costs.

      The Company believes that funds provided from operations, including cash on hand, along with funds available under the credit facility, will provide adequate sources of liquidity to allow its operating subsidiaries to continue to expand the number of stores and to fund capital expenditures and systems development costs.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

      The Company leases a substantial portion of its equipment and facilities including laboratories, office and warehouse space, and retail locations. In addition, Cole Vision operates departments in various host stores and pays occupancy costs solely as a percentage of sales. A more complete discussion of the Company's lease and license commitments is included in Note 12 of the Notes to Consolidated Financial Statements.

      The Company guarantees future minimum lease payments for certain store locations leased directly by Pearle franchisees. The term of these guarantees range from one to ten years of which many are limited to periods that are less than the full term of the leases involved. A more complete discussion of the Company's guarantees is included in Note 12 of the Notes to Consolidated Financial Statements.

      The following table summarizes certain payments due by period for contractual obligations including operating leases:

                                                             Payments Due by Period (Dollars in thousands)
                                                ----------------------------------------------------------------------
                                                               Less Than                                       After
Contractual Obligations                          Total          1 Year        1-3 Years      4-5 Years        5 Years
-----------------------                         --------        --------       --------        --------       --------
Long-term debt                                  $285,000        $     --        $ 6,000        $127,000       $152,000
Capital lease obligations, including interest      1,210             328            576             306              -
Operating leases                                 419,079          82,904        133,282          88,217        114,676
Sublease agreements                              (43,223)        (10,765)       (15,825)         (9,793)        (6,840)
                                                --------        --------       --------        --------       --------
Total contractual obligations                   $662,066        $ 72,467       $124,033        $205,730       $259,836
                                                ========        ========       ========        ========       ========

INVESTMENT IN PEARLE EUROPE

      Included in other assets is the Company's minority investment in Pearle Europe B.V. ("Pearle Europe"). HAL Holding N.V. ("HAL") owns a 68% interest, the Company owns a 21% interest, and Pearle Europe's management owns the remaining 11% interest in Pearle Europe. The Company believes that it no longer has the ability to exercise significant influence over the operating and financial policies of Pearle Europe as a result of a change in the shareholders agreement in June 2000. Accordingly, as discussed in Notes 2 and 17 of Notes to Consolidated Financial Statements, the Company's common equity investment in Pearle Europe of $9.1 million at February 1, 2003 is accounted for using the cost method. At February 1, 2003 the Company also holds $19.6 million of loans and interest receivable from Pearle Europe.

      Pearle Europe is one of Europe's largest optical retailers, and owns a number of optical retail chains with a total of more than 1,100 stores in eleven European countries. Pearle Europe's revenues for its fiscal year ended December 31, 2002 increased 22% to EUR 470 million or $490.0 million. In November 2002 Pearle Europe acquired the optical retail activities of Instrumentarium Oy ("Instrumentarium"), a Finnish company. These activities include optical retail chains in Finland, where it is the market leader with 132 stores; Sweden, where it has 31 stores, including 8 operated by franchisees; Estonia, where it has 15 stores; and Russia, where it has 1 store. Instrumentarium's revenue for 2002 was EUR 106 million or $111.0 million.

      The Company's equity interest in Pearle Europe includes 2 Class A Common Shares and 22,887 Class B Common Shares. Pearle Europe is closely held, and there is no market for these shares. The 2 Class A Common Shares have preferred share characteristics.

      On occasion, HAL, the Company or Pearle Europe sell shares to, or offer liquidity to and purchase shares from members of Pearle Europe management. Pearle Europe has developed a methodology to set a fair price for such purchase and sale transactions that is based upon the performance of its operating subsidiaries, the prices paid by Pearle Europe for recent acquisitions, and other factors. The most recent sale transaction of Class B Common Shares was completed by Pearle Europe at a price of EUR 4,190 per share. Applying this price to the Company's holdings of Pearle Europe Class B shares would indicate a value for the Company's holdings of EUR 96.0 million, which is equal to $103.0 million, using the exchange rate on February 1, 2003. A limited scope appraisal by Valuation Research, the Company's independent valuation advisors, indicates that this figure is within a range of reasonable values for the Company's equity interest in Pearle Europe, without taking into account discounts for minority interest or lack of marketability. Given the illiquid nature of this investment, there is no assurance that the Company would be able to sell its interest in Pearle Europe for that amount or at all. Moreover, the Company currently has no plans to sell its interest in Pearle Europe.

      Agreements between HAL, the Company and members of Pearle Europe management require HAL and the Company to periodically offer to purchase Pearle Europe shares held by the members of Pearle Europe Management. The offer price is to be set by HAL and the Company by agreement, and is required to be "fair in the opinion of" HAL and the Company. These offers are required to be made (1) not later than September 3, 2003, (2) in May 2005, and (3) biannually in May commencing in 2007. The obligations to fund the purchase of any shares as to which the offer to purchase is accepted are pro rata to HAL and to the Company based on their respective ownership interests on the date of the offer.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

      The Company adopted SFAS 142, "Goodwill and Other Intangible Assets" (SFAS
142) in the first quarter of fiscal 2002. This statement requires that goodwill and certain intangible assets deemed to have indefinite useful lives no longer be amortized, but instead be subject to at least an annual review for impairment. Other intangible assets with finite lives are amortized over their useful lives. With the adoption of this statement, the Company ceased amortization of goodwill and tradenames as of February 3, 2002. Amortization of goodwill and tradenames totaled $5.0 million and $5.2 million in fiscal 2001 and fiscal 2000, respectively.

      During the second quarter of fiscal 2002, the Company completed the transitional impairment testing of goodwill as required by SFAS 142. Based on the findings of its outside valuation advisor, the Company has concluded that there was no impairment of either its goodwill or tradenames at the adoption date of the new accounting standard, effective February 3, 2002. The Company has elected to perform its annual tests for potential impairment as of the first day of the Company's fourth quarter. Based on its annual tests performed in the fourth quarter of fiscal 2002, the Company has concluded that there was no impairment of its goodwill or tradenames. As part of the restatement, the Company and its outside valuation advisor reviewed the previously completed impairment testing and confirmed that there was no impairment of either goodwill or tradenames.

      The Financial Accounting Standards Board (FASB) has issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections" (SFAS 145). SFAS 145 states that the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Accounting Principles Board (APB) Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for classification as an extraordinary item shall be reclassified as operating expenses. The Company will adopt SFAS 145 as of the beginning of fiscal 2003. As a result, the loss on early extinguishment of debt reported as an extraordinary item for the year ended February 1, 2003 will be reclassified at that time. The pretax loss from the early extinguishment of debt will be presented as a separate line within interest and other (income) expenses and the related income tax benefit will reduce the reported income tax provision. Other portions of the statement are not applicable to the Company.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS 146 on January 1, 2003. The adoption had no effect on the Company's financial position or operations.

      The FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosures" (SFAS 148) which amends SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 148 provides alternate methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in the financial statements about the effects of stock-based compensation. The Company has adopted the disclosure provisions of SFAS 148 as of fiscal 2002.

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

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company adopted the fair value recognition provision of this interpretation for guarantees issued or modified after December 31, 2002, which did not have a material effect on the Company's financial position or operations. The disclosure provisions of the interpretation have been adopted for the year ended February 1, 2003.

      In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). The Interpretation requires certain variable interest entities, including certain special purpose entities, to be consolidated by the primary beneficiary if the equity investors in the entity do not have all the essential characteristics of a controlling financial interest or do not have sufficient equity at risk. The Interpretation immediately applies to entities created after January 31, 2003, and at the beginning of the Company's 2003 third quarter for existing variable interest entities. Management is still assessing the impacts of this Interpretation on its consolidated financial statements. However, it is reasonably possible that the synthetic operating lease for the Highland Heights, Ohio facility will require consolidation under this Interpretation. The consolidation will require an additional $2.4 million in assets and liabilities on the consolidated balance sheet.

      In November 2002, the Emerging Issues Task Force of the FASB ("EITF") reached a consensus on Issue 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor" (Issue 02-16). Certain aspects of the issue were effective immediately, which were adopted and did not have a significant impact on operations. The remaining portion of Issue 02-16 will be adopted during fiscal 2003 and is not expected to have a material effect on the Company's financial position or operations.

CONTINGENCIES

      The Company and its optical subsidiaries have been sued by the State of California, which alleges claims for various statutory violations related to the operation of 24 Pearle Vision Centers in California. The claims include untrue or misleading advertising, illegal dilation fees, unlawful advertising of eye exams, maintaining an optometrist on or near the premises of a registered dispensing optician, unlawful advertising of an optometrist, unlicensed practice of optometry, and illegal relationships between dispensing opticians, optical retailers and optometrists. The action seeks unspecified damages, restitution and injunctive relief. Although the State of California obtained a preliminary injunction to enjoin certain advertising practices and from charging dilation fees in July 2002, the terms of the injunction have not had and are not expected to have any material effect on the Company's operations. In addition, both the State and the Company have appealed the preliminary injunction. The injunction is not expected to have a material effect on the Company's operations. Although the Company believes it is in compliance with California law and intends to continue to defend the issues raised in the case vigorously, it may be required to further modify its activities or might be required to pay damages and or restitution in currently undeterminable amount if it is not successful, the cost of which, as well as continuing defense costs, might have a material adverse effect of the Company's operating results and cash flow in one or more periods.

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

      Cole National Corporation is defending a purported class action lawsuit alleging claims for various violations of federal securities laws related to the Company's publicly reported revenues and earnings. The action, which proposes a class period of March 23, 1999 through November 26, 2002 and names the Company and certain present and former officers and directors as defendants, seeks unspecified compensatory damages, punitive damages "where appropriate", costs, expenses and attorneys fees. Following the Company's announcement in November 2002 of the restatement of the Company's financial statements, (see Note 17 of the Notes to Consolidated Financial Statements), the Securities and Exchange Commission began an inquiry into the Company's previous accounting. The course of this or further litigation or investigations arising out of the restatement of the Company's financial statements cannot be predicted. In addition, under certain circumstances the Company would be obliged to indemnify the individual current and former directors and officers of the Company who are named as defendants in litigation or who are or become involved in an investigation. The Company believes it has insurance that should be available with respect to litigation and any indemnification obligations. However, if the Company is unsuccessful in defending against any such litigation, and if its insurance coverage is not available or is insufficient to cover its expenses, indemnity obligations and liability, if any, the litigation and/or investigation may have a material adverse effect on the Company's financial condition, cash flow and results of operations.

      As described in Part I, Item 3, "Legal Proceedings", Cole National Group, Inc. has been named as a defendant along with numerous other retailers, in patent infringement litigation challenging the defendants' use of bar code technology. The Company believes it has available defenses and does not expect any liability. However, if Cole National Group, Inc. were to be found liable for an infringement, it might have a material adverse effect on our operating results and cash flow in the period incurred.

      In the ordinary course of business, the Company is involved in various other legal proceedings. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations, liquidity or financial position of the Company.

SIGNIFICANT ACCOUNTING POLICIES

      The preparation of financial statements requires the Company to estimate the effect of various matters that are inherently uncertain as of the date of the financial statements. Each of these required estimates varies in regard to the level of judgment involved and its potential impact on the Company's reported financial results. Estimates are deemed significant when a different estimate could have reasonably been used or where changes in the estimate are reasonably likely to occur from period to period, and would materially impact the Company's financial condition, changes in financial condition or results of operations. The Company's significant accounting policies are discussed in Note 1 of the Notes to Consolidated Financial Statements. Critical estimates inherent in these accounting policies are discussed in the following paragraphs.

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

      The Company records an allowance for uncollectible accounts to reflect management's best estimate of losses inherent in its portfolio of receivables from Cole Licensed Brands' host stores, Pearle Vision franchisees and managed vision care accounts. The allowance is established through a charge to the provision and represents amounts of current and past due receivable balances which management estimates will not be collectible. The Company calculates the allowance for uncollectible accounts using historical experience, current trends, credit policy and aging reports. An analysis, including historical performance, break-even analysis and payment arrangements is performed on delinquent accounts. The Company's calculation is reviewed by management to assess whether additional consideration is required to appropriately estimate losses in the receivable portfolio. Management believes its receivables are adequately reserved under current conditions. Any significant deterioration in the economic environment could materially affect these expectations.

VALUATION OF INVENTORIES

      Inventories are recorded at the lower of cost or market based on the first-in, first-out (FIFO) method for the optical inventories and based on the weighted average cost method for the gift inventories. The Company records a reserve for future inventory cost markdowns to be taken for inventory not expected to be part of its ongoing merchandise offering. The reserve is estimated based on historical information regarding sell through for similar products. The Company records a reserve for estimated shrinkage based on various factors including sales volume, historical shrink results and current trends. Management believes its inventories are appropriately valued.

VALUATION OF LONG-LIVED ASSETS

      Property and equipment, systems development, and other finite intangibles are amortized over their estimated useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An initial screening is performed on all long-lived assets. Store locations less than three years old and stores relocated within three years of fiscal year-end are excluded from testing. If the undiscounted future cash flows from the long-lived asset are less than the carrying value, the Company recognizes a loss equal to the difference between the discounted future cash flow and the carrying value. Management's estimate of future cash flow is based on our experience, knowledge and market data. However, these estimates can be affected by factors such as future store profitability, real estate demand and economic conditions that can be difficult to predict.

      Goodwill, noncompete agreements and tradename assets were amortized over their estimated useful economic life using the straight-line method and are carried at cost less accumulated amortization. Beginning with fiscal year 2002, all goodwill and tradename amortization ceased in accordance with Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142); and both goodwill and tradenames are tested at least annually for impairment. The Company adopted the first day of the fourth fiscal quarter for the annual impairment review.

VALUATION OF DEFERRED INCOME TAXES

      Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Management regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance for tax assets based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences. In determining the valuation allowance related to deferred tax assets, management estimates taxable income into the future. The assessment of whether or not a valuation allowance is required often requires significant judgment including the forecast of future taxable income and the evaluation of tax planning initiatives. Adjustments to the deferred tax valuation allowance are made to earnings in the period when such assessment is made.

ALLOWANCE FOR REMAKES AND RETURNS

      Sales are recorded in accordance with the Company's policy for revenue recognition and deferred revenue discussed in the summary of Significant Accounting Policies. Revenues have been reduced by allowances for remakes of product and returns. The estimated allowances are calculated as a percentage of sales and based upon historical return percentages.

MANAGED VISION UNDERWRITING RESULTS

      The Company sells capitated managed vision care plans which generally have a duration of one year. Based upon its experience, the Company believes that it can predict utilization and claims experience under these plans with a high level of confidence. Underwriting results are recognized using an estimated percentage of claims revenue. Each quarter, a portion of the resulting gain is reserved for potential variances between predicted and actual results. The reserves are reconciled following the end of each plan year.

SELF-INSURANCE RESERVES

      Due to the significant deductible under its insurance policies, the Company is primarily self-insured for property loss, workers' compensation, automobile and general liability costs. The liabilities are determined actuarially based on claims filed and estimates for claims incurred but not reported. These liabilities are not discounted. In estimating the obligation associated with incurred losses, the Company utilizes loss development factors prepared by independent third party actuaries. These development factors utilize historical data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claims settlements and reported claims.

DEFINED BENEFIT RETIREMENT PLANS

      The plan obligations and related assets of defined benefit retirement plans are presented in Note 10 of the Notes to Consolidated Financial Statements. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate and the estimated future return on plan assets. In determining the discount rate, the Company utilizes the yield on high-quality, fixed income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans. At February 1, 2003, the weighted average actuarial assumptions of the Company's plans were: discount rate 6.5%, and long-term rate of return on plan assets 9.0%.

FORWARD LOOKING STATEMENTS

      The Company's management expects its continued emphasis on becoming better retailers to have a positive impact on the Company's operations in fiscal 2003. However, the difficult economy and weak mall traffic negatively impacted store performance early in the 2003 fiscal year, and it is difficult to predict when the current conditions in the retail industry are likely to improve. For the first quarter of fiscal 2003, the Company expects low single digit negative same-store sales in the Cole Vision segment continuing similar trends seen in the fourth quarter of fiscal 2002. The Company expects positive same-store sales at Things Remembered for the first quarter of fiscal 2003, compared to a negative fourth quarter in fiscal 2002. Legal and accounting fees associated with the restatement, the resulting litigation and the SEC inquiry and the litigation in California are likely to have a negative impact on results in fiscal 2003.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's major market risk exposure is to changes in foreign currency exchange rates in Canada and in Euros, which could impact its results of operations and financial condition. Foreign exchange risk arises from the Company's exposure to fluctuations in foreign currency exchange rates because the Company's reporting currency is the United States dollar. Management seeks to minimize the exposure to foreign currency fluctuations through natural internal offsets to the fullest extent possible. A 10% adverse movement in quoted foreign currency exchange rates could result in a loss in fair value of investments and notes and interest receivables of $2.1 million.

      During the third quarter of 2002 the Company entered into interest swap agreements to take advantage of favorable market interest rates. These agreements require the Company to pay an average floating interest rate based on six month

LIBOR plus 4.5375% to a counter party while receiving a fixed rate on $50.0 million of the Company's $125.0 million 8-5/8% Senior Subordinated Notes due 2007. The agreements mature August 15, 2007 and qualify as fair value hedges. The LIBOR rate is reset in arrears. The reset effective on February 15, 2003 for six month LIBOR was 1.34% and resulted in a rate of 5.87750% applied from the inception date of the swaps through February 1, 2003. At February 1, 2003 the fair value of the swap agreement was an unrealized gain of approximately $0.8 million.

      A change in six month LIBOR would effect the interest cost associated with the $50.0 million notional value of the swap. A 50% change (approximately 67 basis points) in the market rates of interest for six month LIBOR as compared to the 5.8775% rate in effect for fiscal 2002 would increase the Company's annual interest cost by $0.3 million.

      In addition, the Company is exposed to changes in the fair value of our debt portfolio, primarily resulting from the effects of changes in interest rates. The Company utilizes interest rate swaps to manage its exposure. Management believes that its use of these financial instruments is in the Company's best interests. The Company does not enter into financial instruments for trading purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Information required by this item appears on pages F-1 through F-41 of this Form 10-K and is incorporated herein by this reference. Other financial statements and schedules are filed herewith as "Financial Statement Schedules" pursuant to Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On June 13, 2002, upon the recommendation of the Company's Audit Committee, the Board of Directors determined to replace Arthur Andersen LLP ("Arthur Andersen") as the Company's independent public accountants and to appoint Deloitte & Touche LLP ("Deloitte & Touche") to serve as its independent public accountants for the fiscal year 2002. The change in auditors was effective June 13, 2002.

      Arthur Andersen's reports on the Company's consolidated financial statements for each of the fiscal years ended February 2, 2002 and February 3, 2001 did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

      During the Company's two fiscal years ended February 2, 2002 and February 3, 2001 and the subsequent interim period preceding the decision to change independent public accountants, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their audit reports on the Company's consolidated financial statements for such years, and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

      In the years ended February 2, 2002 and February 3, 2001 and through the date of their appointment, the Company did not (i) receive a written report or oral advice from Deloitte & Touche with respect to either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or (ii) consult with Deloitte & Touche on any other matter that was either the subject of a disagreement, within the meaning of Item 304(a)(1)(iv) of Regulation S-K, or any "reportable event," as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item as to Directors will be included in Cole National Corporation's Proxy Statement under the caption "Election of Directors" and is incorporated herein by this reference. The information required by this item as to executive officers who are not Directors is included in Item 4A of Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this item will be included in Cole National Corporation's Proxy Statement under the caption "Compensation of Executive Officers" and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item will be included in Cole National Corporation's Proxy Statement under the caption "Security Ownership of Management and Certain Beneficial Owners" and is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item will be included in Cole National Corporation's Proxy Statement under the caption "Compensation Committee Interlocks, Insider Participation and Certain Transactions" and is incorporated herein by this reference.

ITEM 14. CONTROLS AND PROCEDURES

      (a) Immediately following the Signature section of this Annual Report are certifications of the Company's Chief Executive Officer and Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certification"). This portion of our Annual Report on Form 10-K is our disclosure of the results of our control evaluation referred to in paragraphs (4), (5) and (6) of the Section 302 Certification and should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.

      In November 2002 the Company determined it needed to restate its previously issued financial statements for the timing of the recognition of revenues earned on the sale of extended warranty contracts. The Company issued a press release on November 26, 2002 announcing the restatement of its historical consolidated financial statements beginning with its 1998 fiscal year. The Company subsequently determined that it needed to make other changes to previously issued financial statements in addition to the timing of the recognition of warranty revenues. The adjustments have a significant negative impact on the Company's previously reported revenue, net income, and earnings per share. See Note 17 of the Notes to Consolidated Financial Statements for further discussion of the restatement.

      In March 2003, the Audit Committee engaged outside counsel to conduct an inquiry into the issues surrounding the restatement. The results and conclusions of that inquiry have been considered in the preparation of the accompanying financial statements.

      Within 90 days prior to the filing date of this Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, of the effectiveness of the design and operation of its disclosure controls and procedures. In making this evaluation, the Company has considered matters relating to its restatement of previously issued financial statements, including the substantial process that was undertaken to ensure that all material adjustments necessary to restate the previously issued financial statements were recorded. The Company believes that certain of the restatement adjustments occurred because certain of the Company's control processes and procedures related to the matters underlying such adjustments were not effective.

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

      In order to improve the effectiveness of its control processes and procedures, the Company has taken a number of actions within the past year. The Company searched for and hired a new Chief Financial Officer from outside the Company, and filled the position of Corporate Controller. The Audit Committee approved a charter for the Internal Audit function; the Internal Audit staff was strengthened and Internal Audit's role was expanded. The Company established an internal representation requirement, whereby the operating executive and financial officer of each business unit and major staff area are required to certify on a quarterly basis the accuracy of the financial statements and the adequacy of the control processes and procedures within that business unit or staff area. With the approval of the Board of Directors, the Company amended its

Business Code of Conduct, and required that all management employees certify in writing that they comply with it. The Business Code of Conduct includes procedures for the receipt, retention and treatment of complaints received from employees regarding among, other things, accounting and internal accounting control matters. The Company is currently revising its Finance and Accounting Policies and Procedures Manual.

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

(a)(3)      Exhibits

            See Exhibit Index on pages X-1 through X-7.

(b)         Reports on Form 8-K

                  The Company filed a Form 8-K (Item 5) on November 26, 2002, which attached a press release announcing that it would restate certain of its historical financial statements as a result of a change in the Company's accounting treatment for the timing of the recognition of revenues earned on the sale of optical warranties.

                  The Company filed a Form 8-K (Item 5) on December 6, 2002
            announcing that Ron Eilers, President and Chief Operating Officer of Deluxe Corporation (NYSE: DLX), had been appointed to its Board of Directors.

                  The Company filed a Form 8-K (Item 5) on December 19, 2002, announcing that it had amended covenants in its agreement with the bank lenders for its $75 million credit facility to accommodate anticipated changes in the accounting treatment for the sale of certain optical warranties and the auditing costs associated with restating the Company's consolidated financial statements.

                                   SIGNATURES

      Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            COLE NATIONAL CORPORATION


May 16, 2003                By: /s/ Ann M. Holt
                                ----------------------------------------------
                                Ann M. Holt
                                Senior Vice President and Corporate Controller

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


/s/ Jeffrey A. Cole        Chairman and Chief Executive Officer              May 16, 2003
-----------------------    and Director (Principal Executive Officer)
 Jeffrey A. Cole


/s/  Larry Pollock         President and Chief Operating Officer             May 16, 2003
-----------------------    and Director
  Larry Pollock


/s/ Lawrence E. Hyatt      Executive Vice President and                      May 16, 2003
-----------------------    Chief Financial Officer
 Lawrence E. Hyatt         (Principal Financial Officer)


 /s/ Ann M. Holt           Senior Vice President and Corporate Controller    May 16, 2003
-----------------------    (Principal Accounting Officer)
   Ann M. Holt


        *                  Director                                          May 16, 2003
-----------------------
 Ronald E. Eilers


        *                  Director                                          May 16, 2003
-----------------------
 Timothy F. Finley


        *                  Director                                          May 16, 2003
-----------------------
  Irwin N. Gold


        *                  Director                                          May 16, 2003
-----------------------
  Melchert Frans Groot



        *                  Director                                          May 16, 2003
-----------------------
 Peter V. Handal



        *                  Director                                          May 16, 2003
-----------------------
 Charles A. Ratner



        *                  Director                                          May 16, 2003
-----------------------
 Walter J. Salmon

* The undersigned, by signing her name hereto, does sign and execute this report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors of Cole National Corporation and which are being filed herewith with the Securities and Exchange Commission on behalf of such officers and directors.


/s/ Ann M. Holt
-----------------------------
Ann M. Holt, Attorney-in-Fact

                                  CERTIFICATION

I, Jeffrey A. Cole, certify that:

1. I have reviewed this annual report on Form 10-K of Cole National Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 16, 2003
                                    /s/ Jeffrey A. Cole
                                    ------------------------------------
                                    Jeffrey A. Cole
                                    Chairman and Chief Executive Officer

                                  CERTIFICATION

I, Lawrence E. Hyatt, certify that:

1. I have reviewed this annual report on Form 10-K of Cole National Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 16, 2003
                                      /s/ Lawrence E. Hyatt
                                          ----------------------------
                                          Lawrence E. Hyatt
                                          Executive Vice President and
                                            Chief Financial Officer

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                                                                   Page
                                                                                                                   ----
         Independent Auditors' Report                                                                              F - 2

         Consolidated Balance Sheets as of February 1, 2003 and February 2, 2002 (as restated)                     F - 3

         Consolidated Statements of Operations for the 52 weeks ended February 1, 2003, the 52 weeks ended February 2, 2002 (as restated) and the 53 weeks ended February 3, 2001 (as restated)  F - 4

         Consolidated Statements of Cash Flows for the 52 weeks ended February 1, 2003, the
          52 weeks ended February 2, 2002 (as restated) and the 53 weeks ended February 3, 2001 (as restated)      F - 5

         Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
           for the 52 weeks ended February 1, 2003, the 52 weeks ended February 2, 2002 (as restated),
           and the 53 weeks ended February 3, 2001 (as restated)                                                   F - 6

         Notes to Consolidated Financial Statements                                                                F - 7

         FINANCIAL STATEMENT SCHEDULES:

         Schedule I - Condensed Financial Information of Registrant                                                F - 38

         Schedule II - Valuation and Qualifying Accounts                                                           F - 41

      All financial statement schedules not included have been omitted because they are not applicable or because the required information is otherwise furnished.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Cole National Corporation:

      We have audited the accompanying consolidated balance sheets of Cole National Corporation and subsidiaries (the "Company") as of February 1, 2003 and February 2, 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three fiscal years in the period ended February 1, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cole National Corporation and subsidiaries as of February 1, 2003 and February 2, 2002, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 1, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

      As discussed in Notes 1 and 4 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets effective February 3, 2002.

      As discussed in Note 17, the accompanying fiscal 2001 and 2000 consolidated financial statements have been restated.


/s/ Deloitte & Touche LLP

Cleveland, Ohio
May 15, 2003

                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                    February 1,       February 2,
                                                                       2003              2002
                                                                    ---------         ---------
                                                                                      (As restated,
Assets                                                                                see Note 17)
Current assets:
   Cash and cash equivalents                                        $  41,963         $  63,418
   Accounts receivable, less allowances of
     $3,063 in 2002 and $3,228 in 2001                                 50,544            41,365
   Current portion of notes receivable                                  8,624             2,824
   Inventories                                                        118,119           119,203
   Prepaid expenses and other                                          26,581            29,214
   Deferred income taxes                                               31,333            27,252
                                                                    ---------         ---------
       Total current assets                                           277,164           283,276

Property and equipment, at cost                                       318,914           305,419
   Less - accumulated depreciation and amortization                  (197,906)         (184,985)
                                                                    ---------         ---------
       Total property and equipment, net                              121,008           120,434

Notes receivable, excluding current portion, less allowances
   of $3,010 in 2002 and $5,209 in 2001                                22,928            20,193
Deferred income taxes                                                  31,905            27,801
Other assets                                                           54,142            52,201
Other intangibles, net                                                 50,903            46,146
Goodwill, net                                                          85,557            85,543
                                                                    ---------         ---------
       Total assets                                                 $ 643,607         $ 635,594
                                                                    =========         =========

Liabilities and Stockholders' Equity
Current liabilities:
   Current portion long-term debt                                   $     232         $     259
   Accounts payable                                                    67,579            65,124
   Accrued interest                                                     8,199             6,748
   Accrued liabilities                                                 92,096            92,577
   Accrued income taxes                                                 4,957             8,604
   Deferred revenue                                                    37,592            35,401
                                                                    ---------         ---------
       Total current liabilities                                      210,655           208,713

Long-term debt, net of discount and current portion                   286,553           284,574
Other long-term liabilities                                            41,587            22,942
Deferred revenue, long-term                                            11,559            11,049

Stockholders' equity:
   Preferred stock                                                         --                --
   Common stock                                                            17                16
   Paid-in capital                                                    270,991           268,709
   Accumulated other comprehensive loss                               (18,183)           (4,895)
   Accumulated deficit                                               (145,698)         (140,549)
   Treasury stock at cost                                              (9,900)          (10,002)
   Unamortized restricted stock awards                                 (1,685)           (2,628)
   Notes receivable - stock option and awards                          (2,289)           (2,335)
                                                                    ---------         ---------
       Total stockholders' equity                                      93,253           108,316
                                                                    ---------         ---------
       Total liabilities and stockholders' equity                   $ 643,607         $ 635,594
                                                                    =========         =========

      The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                                    Fifty-Two         Fifty-Two        Fifty-Three
                                                                                   Weeks Ended       Weeks Ended       Weeks Ended
                                                                                    February 1,       February 2,      February 3,
                                                                                       2003              2002              2001
                                                                                   -----------       -----------       -----------
                                                                                                       (As restated, see Note 17)
Net revenue                                                                        $ 1,148,119       $ 1,109,123       $ 1,078,634

Cost and expenses:
     Cost of goods sold                                                                378,704           364,392           359,608
     Operating expenses                                                                742,418           711,478           697,458
     Goodwill and tradename amortization                                                    --             5,010             5,168
                                                                                   -----------       -----------       -----------
          Total costs and expenses                                                   1,121,122         1,080,880         1,062,234
                                                                                   -----------       -----------       -----------

Operating income                                                                        26,997            28,243            16,400

Interest and other (income) expense:
     Interest expense                                                                   26,772            29,417            29,121
     Interest and other (income)                                                        (6,763)           (3,892)           (3,832)
                                                                                   -----------       -----------       -----------
          Total interest and other (income) expense, net                                20,009            25,525            25,289
                                                                                   -----------       -----------       -----------

Income (loss) before income taxes                                                        6,988             2,718            (8,889)

Income tax provision (benefit)                                                           4,895             5,105              (940)
                                                                                   -----------       -----------       -----------

Income(loss) after taxes                                                                 2,093            (2,387)           (7,949)

Equity in net income of Pearle Europe                                                       --                --               139
                                                                                   -----------       -----------       -----------

Income (loss) before extraordinary loss                                                  2,093            (2,387)           (7,810)

Extraordinary loss on early extinguishment of debt,
      net of $3.9 million tax benefit                                                   (7,242)               --                --
                                                                                   -----------       -----------       -----------

Net income (loss)                                                                  $    (5,149)      $    (2,387)      $    (7,810)
                                                                                   ===========       ===========       ===========

Basic earnings (loss) per common share:
     Income (loss) before extraordinary loss                                       $      0.13       $     (0.15)      $     (0.50)
     Extraordinary loss                                                                  (0.45)               --                --
                                                                                   -----------       -----------       -----------
     Net income (loss)                                                             $     (0.32)      $     (0.15)      $     (0.50)
                                                                                   ===========       ===========       ===========

Diluted earnings (loss) per common share:
     Income (loss) before extraordinary loss                                       $      0.13       $     (0.15)      $     (0.50)
     Extraordinary loss                                                                  (0.44)               --                --
                                                                                   -----------       -----------       -----------
     Net income (loss)                                                             $     (0.31)      $     (0.15)      $     (0.50)
                                                                                   ===========       ===========       ===========

Weighted average shares:
     Basic                                                                              16,223            16,019            15,564
     Diluted                                                                            16,500            16,019            15,564

       The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                    Fifty-Two         Fifty-Two        Fifty-Three
                                                                                   Weeks Ended       Weeks Ended       Weeks Ended
                                                                                    February 1,       February 2,      February 3,
                                                                                       2003              2002              2001
                                                                                   -----------       -----------       -----------
                                                                                                       (As restated, see Note 17)
Cash flows from operating activities:
   Net income (loss)                                                               $    (5,149)      $    (2,387)      $    (7,810)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
        Depreciation and amortization                                                   36,432            40,073            40,702
        Gain on sale of building                                                            --              (683)               --
        Impairment losses                                                                  899             3,738             3,954
        Deferred income tax provision (benefit)                                          3,202             2,725            (3,039)
        Extraordinary loss on early extinguishment of debt, net of tax                   7,242                --                --
        Noncash interest, foreign currency (gains) losses and other, net                (4,270)               946             1,531
        Noncash compensation                                                             1,350              1,955             1,154
        Increases (decreases) in cash resulting from changes
          in operating assets and liabilities:
             Accounts and notes receivable, prepaid expenses and other assets          (11,180)              651            (5,389)
             Inventories                                                                 1,205             9,811            (6,258)
             Accounts payable, accrued liabilities and other liabilities                 8,811            (4,164)            6,018
             Accrued interest                                                            1,451               (61)              292
             Accrued and refundable income taxes                                        (4,137)            2,103             1,553
                                                                                   -----------       -----------       -----------
                  Net cash provided by operating activities                             35,856            54,707            32,708
                                                                                   -----------       -----------       -----------

Cash flows from investing activities:
     Purchases of property and equipment                                               (39,360)          (33,791)          (28,933)
     Net proceeds from sales and sale/leasebacks of fixed assets                            --            12,481                --
     Systems development costs                                                          (5,626)           (6,918)           (8,444)
     Investment and notes receivables in Pearle Europe, net                                 --            (6,446)            2,875
     Contingent payments for acquisition of business                                    (1,645)             (847)               --
     Cash paid for note receivable from third party network provider                    (4,000)               --                --
     Other, net                                                                           (329)           (1,361)             (640)
                                                                                   -----------       -----------       -----------
                 Net cash used for investing activities                                (50,960)          (36,882)          (35,142)
                                                                                   -----------       -----------       -----------

Cash flows from financing activities:
     Repayment of long-term debt                                                      (158,318)             (592)           (1,557)
     Proceeds from issuance of long-term debt                                          150,000                --            13,490
     Payment of deferred financing fees                                                 (6,058)               --              (422)
     Increase (decrease) overdraft balances                                              6,210             7,872            (2,704)
     Net proceeds from exercise of stock options and issuance of stock                   1,745             1,564               895
     Repayments (issuance) of notes receivable -
          stock options and awards, net                                                     46              (340)           (1,284)
     Other, net                                                                             24              (129)             (108)
                                                                                   -----------       -----------       -----------
                Net cash (used for) provided by financing activities                    (6,351)            8,375             8,310
                                                                                   -----------       -----------       -----------

Cash and cash equivalents:
     Net (decrease) increase during the period                                         (21,455)           26,200             5,876
     Balance, beginning of period                                                       63,418            37,218            31,342
                                                                                   -----------       -----------       -----------

     Balance, end of period                                                        $    41,963       $    63,418       $    37,218
                                                                                   ===========       ===========       ===========

Supplemental disclosures:
     Interest paid                                                                 $    24,597       $    28,193       $    27,734
                                                                                   ===========       ===========       ===========
     Income taxes paid                                                             $     5,350       $       385       $       538
                                                                                   ===========       ===========       ===========

       The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                     EQUITY AND COMPREHENSIVE INCOME (LOSS)
                             (Dollars in thousands)

                                                                   February 1,       February 2,       February 3,
                                                                     2003               2002              2001
                                                                   ---------         ---------         ---------
                                                                                     (As restated, see Note 17)
Common Stock:
     Balance at beginning of period                                $      16         $      16         $      16
     Issuance of stock                                                     1                --                --
                                                                   ---------         ---------         ---------
     Balance at end of period                                             17                16                16
                                                                   ---------         ---------         ---------
Paid-in Capital:
     Balance at beginning of period                                  268,709           263,312           262,158
     Issuance of shares for employee stock purchase plan                 442               881               887
     Stock compensation                                                  488               549               233
     Exercise of stock options                                         1,303             4,080                 8
     Issuance of restricted stock from treasury shares, net               49              (113)               26
                                                                   ---------         ---------         ---------
     Balance at end of period                                        270,991           268,709           263,312
                                                                   ---------         ---------         ---------

Accumulated Other Comprehensive Income (Loss), net of tax:
     Balance at beginning of period                                   (4,895)           (4,455)           (2,344)
     Minimum pension liability, net of tax of $6,987                 (13,665)               --                --
     Foreign currency translation adjustment                             377              (440)           (2,111)
                                                                   ---------         ---------         ---------
     Other comprehensive loss                                        (13,288)             (440)           (2,111)
                                                                   ---------         ---------         ---------
     Balance at end of period                                        (18,183)           (4,895)           (4,455)
                                                                   ---------         ---------         ---------

Accumulated Deficit:
     Balance at beginning of period                                 (140,549)         (138,162)         (130,352)
     Net income (loss)                                                (5,149)           (2,387)           (7,810)
                                                                   ---------         ---------         ---------
     Balance at end of period                                       (145,698)         (140,549)         (138,162)
                                                                   ---------         ---------         ---------

Treasury Stock at cost:
     Balance at beginning of period                                  (10,002)           (6,483)           (6,363)
     Issuance of restricted stock, net of forfeitures                    383               357               (66)
     Shares received for exercise of stock options                      (223)           (3,842)               --
     Shares held in deferred compensation plan                           (58)              (34)              (54)
                                                                   ---------         ---------         ---------
     Balance at end of period                                         (9,900)          (10,002)           (6,483)
                                                                   ---------         ---------         ---------

Unamortized Restricted Stock Awards:
     Balance at beginning of period                                   (2,628)           (3,691)           (4,961)
     Issuance of restricted stock, net of forfeitures                   (438)             (244)               40
     Amortization of restricted stock awards                           1,381             1,307             1,230
                                                                   ---------         ---------         ---------
     Balance at end of period                                         (1,685)           (2,628)           (3,691)
                                                                   ---------         ---------         ---------

Notes Receivable - Stock Options and Awards:
     Balance at beginning of period                                   (2,335)           (1,995)             (711)
     Issuance of notes receivable                                         --              (384)           (1,284)
     Repayments of notes receivable                                       46                44                --
                                                                   ---------         ---------         ---------
     Balance at end of period                                         (2,289)           (2,335)           (1,995)
                                                                   ---------         ---------         ---------

Total Stockholders' Equity                                         $  93,253         $ 108,316         $ 108,542
                                                                   =========         =========         =========

Total Comprehensive Income (Loss):
     Net income (loss)                                             $  (5,149)        $  (2,387)        $  (7,810)
     Other comprehensive income (loss) per above                     (13,288)             (440)           (2,111)
                                                                   ---------         ---------         ---------
     Total comprehensive income (loss)                             $ (18,437)        $  (2,827)        $  (9,921)
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

                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

            The consolidated financial statements include the accounts of Cole National Corporation ("the Parent"), its wholly owned subsidiary, Cole National Group, Inc. and its wholly owned subsidiaries (collectively referred to as "the Company"). The Company's 21% investment in Pearle Europe B.V. is accounted for using the cost method beginning with the third quarter of 2000 and accounted for using the equity method prior to the third quarter of 2000. All significant intercompany transactions have been eliminated in consolidation.

            Fiscal years end on the Saturday closest to January 31 and are identified according to the calendar year in which they begin. For example, the fiscal year ended February 1, 2003 is referred to as "fiscal 2002." Fiscal 2002 and fiscal 2001 each consisted of 52-week periods; fiscal 2000 consisted of a 53-week period.

      Nature of Operations

            The Company is a specialty service retailer operating in both host and nonhost environments, whose primary lines of business are optical products and services and personalized gifts. The Company sells its products through 2,480 company-owned retail locations and 464 franchised locations in 50 states, Canada, and the Caribbean. In connection with its optical business, the Company is a managed vision care benefits provider and claims payment administrator whose programs provide comprehensive eyecare benefits primarily marketed directly to large employers, health maintenance organizations (HMO) and other organizations. The Company has two reportable segments: Cole Vision and Things Remembered (see Note 11).

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

            Significant estimates are required in determining the allowance for uncollectible accounts, inventory valuation, depreciation, amortization and recoverability of long-lived assets, deferred income taxes, remakes and returns allowances, managed vision underwriting results, self-insurance reserves, and retirement and post-employment benefits.

      Reclassifications

            Certain reclassifications have been made to prior year financial statements and the notes to conform to the current year presentation.

      Revenue Recognition and Deferred Revenue

            Revenues include sales of goods and services, including delivery fees to retail customers at company-operated stores, sales of merchandise inventory to franchisees and other outside customers, other revenues from franchisees such as royalties based on sales and initial franchise fees, and capitation and other fees associated with Cole Vision's managed vision care business.

            Revenues from merchandise sales and services, net of estimated returns and allowances, are recognized at the time of customer receipt or when the related goods are shipped direct to the customer and all significant obligations of the Company have been satisfied. The reserve for returns and allowances is calculated as a percentage of sales based on historical return percentages. Capitation revenues are accrued when due under related contracts at the agreed upon per member, per month rates. Administrative service revenue is recognized when services are provided over the contract period and the Company's customers are obligated to pay. Additionally, the Company sells discount programs which have twelve-month terms. Revenues from discount programs are deferred and amortized over the 12-month term.

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

            A reconciliation of the changes in deferred revenue from the sale of warranty contracts follows (dollars in thousands):

                                                2002          2001
                                              --------      --------
      Deferred revenues:
         Beginning balance                    $ 46,450      $ 44,604
         Warranty contracts sold                53,023        50,074
         Amortization of deferred revenue      (50,322)      (48,228)
                                              --------      --------

         Ending balance                       $ 49,151      $ 46,450
                                              ========      ========

            Franchise revenues based on sales by franchisees are accrued as earned. Initial franchise fees are recorded as revenue when all material services or conditions relating to the sale of the franchises have been substantially performed or satisfied by the Company and when the related store begins operations.

            Things Remembered sells memberships in its Rewards ClubTM program, which allows members to earn rebates based on their accumulated purchases. The Company defers and amortizes the membership fee revenue over the life of the membership. The rebates, which can only be used to offset the price of future customer purchases, are recognized as a reduction of revenue based on the rebates earned and the estimated future redemptions. The cumulative liability for unredeemed rebates is adjusted over time based on actual experience and trends with respect to redemption.

      Consideration Received from Vendors

            The Company receives consideration from vendors as either rebates on the purchase of the inventory or as reimbursement of costs incurred to sell the vendors' products. Rebates received for purchases are deferred and recorded as a reduction of cost of sales when the product is sold or based upon estimated inventory turns.

            Reimbursement for specific, incremental and identifiable advertising costs incurred by the Company to sell the vendors' products are recorded as a reduction of those costs at the time the expense is recognized in the income statement. Co-op funds calculated as a percentage of inventory purchases are offset against the related expense at the time the inventory is sold.

      Managed Vision Underwriting Results

            The Company sells capitated managed vision care plans which generally have a duration of one year. Based upon its experience, the Company believes that it can predict utilization and claims experience under these plans with a high level of confidence. Underwriting results are recognized using an estimated percentage of claims revenue. Each quarter, a portion of the resulting gain is reserved for potential variances between predicted and actual results. The reserves are reconciled following the end of each plan year.

      Other Managed Vision Expenses

            Cost of printing member cards, program descriptions and related distribution costs for capitation and administrative service contracts are expensed when incurred. Expenses for discount programs are recognized over the 12-month contract period.

      Advertising and Direct Response Marketing

            Cost for newspaper, television, radio and other media advertising are expensed when incurred and production costs are expensed the first time the advertising occurs or when the service is performed, if later. Costs for certain direct response advertising are capitalized if such direct response advertising costs result in future economic benefit. Such costs related to direct response advertising are amortized in proportion to when the revenues are recognized, not to exceed 90 days. Generally, other direct response program costs that do not meet the capitalization criteria are expensed the first time advertising occurs.

            The total cost of advertising charged to operating expense is net of amounts reimbursed by franchisees based on a percentage of their sales. Advertising expense is summarized as follows (dollars in thousands):

                                          2002          2001          2000
                                        --------      --------      --------
      Gross advertising expense         $ 85,215      $ 84,191      $ 86,133
      Less: Franchisee contribution      (21,303)      (20,486)      (20,458)
                                        --------      --------      --------
      Net advertising expense           $ 63,912      $ 63,705      $ 65,675
                                        ========      ========      ========

      Gains (Losses) from the Sale and Franchising Company Operated Stores

            Gains (losses) from the sale and franchising company operated stores include the gains or losses from the sale of existing Pearle operated stores to new and existing franchisees, reduced by transaction costs and direct administrative costs of franchising. The Company recognizes these gains (losses) when the sale transaction closes, the franchisee has a minimum amount of the purchase at-risk and the Company is satisfied that the franchisee can meet its financial obligations. If the criteria for gain recognition are not met, the gain is deferred to the extent a remaining financial obligation in connection with the sales transaction exists. Deferred gains are recognized when these criteria are met or as the Company's financial obligation is reduced. Gains (losses) are recorded as decreases (increases) to operating expenses and were $711,000 and $44,000 in fiscal 2002 and 2001, respectively. No gains (losses) were recorded in fiscal 2000.

      Store Opening Expenses

            Store opening expenses are charged to operations in the period the expenses are incurred.

      Cash and Cash Equivalents

            Cash and cash equivalents consist of cash in banks, investments in money market accounts, treasury bills, commercial paper, and marketable securities with maturities of three months or less and credit card receivables recorded at the time of sale. Credit card receivables were $4.2 million and $3.8 million as of February 1, 2003 and February 2, 2002, respectively.

            In addition, overdrafts resulting from outstanding checks at the end of each reporting period are reclassified as current liabilities in either accounts payable or accrued expenses. This reclassification to accounts payable amounted to $28.4 million and $22.2 million at February 1, 2003 and February 2, 2002, respectively and to accrued expenses amounted to $3.2 million at February 1, 2003 and February 2, 2002.

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

            Property and equipment at cost, consist of the following at February 1, 2003 and February 2, 2002 (dollars in thousands):

                                              2002         2001
                                            --------     --------
      Land and building                     $  3,812     $  3,821
      Furniture, fixtures and equipment      202,783      192,358
      Leasehold improvements                 112,319      109,240
                                            --------     --------
      Total property and equipment          $318,914     $305,419
                                            ========     ========

      Capitalized Lease Property

            Capitalized lease assets are amortized using the straight-line method over the term of the lease, or in accordance with practices established for similar owned assets if ownership transfers to the Company at the end of the lease term. Capital lease assets are included in property and equipment and are $1.3 million and $1.5 million, net of accumulated amortization, in fiscal 2002 and 2001, respectively. Amortization is included with depreciation expense and was $960,000, $844,000 and $1,218,000 in fiscal 2002, 2001 and 2000.

      Software and Development Costs

            Software development and implementation costs are expensed until the Company has determined that the software will result in probable future economic benefits and management has committed to funding the project. Thereafter, all direct costs to develop or obtain internal use software, including internal costs, are capitalized in other assets and amortized over the estimated useful life of the software using the straight-line method. Amortization periods range from two to seven years and begin when the software is placed in service. At February 1, 2003 and February 2, 2002, these costs, net of accumulated amortization, were $31,665,000 and $34,314,000, respectively. Amortization of software development costs in fiscal 2002, 2001 and 2000 was $7,865,000, $7,659,000 and $7,695,000,
      respectively.

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

      Long-Lived Asset Recoverability

            Long-lived assets, including intangible assets, are reviewed for impairment when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. Impairment charges include the write-down of long-lived assets at stores that were assessed for impairment because changes in circumstances indicate the carrying value of an asset may not be recoverable. Impairment charges recorded to operating expenses by segment follows (dollars in thousands):

                                   2002       2001       2000
                                   ----     ------     ------
      Cole Vision                  $444     $2,848     $3,672
      Things Remembered             455        890        282
                                   ----     ------     ------

      Total impairment charges     $899     $3,738     $3,954
                                   ====     ======     ======

      Unamortized Debt Issuance Cost

            Financing costs incurred in connection with obtaining long-term debt are capitalized in other assets and amortized over the life of the related debt using the effective interest method. At February 1, 2003 and February 2, 2002, deferred financing costs net of accumulated amortization were $6,976,000 and $4,483,000, respectively. Amortization of financing costs included in interest expense in fiscal 2002, 2001 and 2000 was $1,128,000, $1,150,000 and $1,102,000, respectively.

      Income Taxes

            Income taxes are accounted for under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date. The Company includes interest on prior year taxes in income tax expense.

      Derivatives and Hedging Activity

            The interest rate swap agreements utilized by the Company are designated as fair value hedges of the underlying fixed rate debt obligations and are recorded at fair value as an increase in noncurrent assets or liabilities and an increase or decrease in long-term debt. These interest rate swaps qualify for the short-cut method for assessing hedge effectiveness under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). Changes in fair value of the interest rate swaps are offset by the changes in fair value of the underlying debt.

      Self Insurance

            Due to the significant deductible under its insurance policies, the Company is primarily self-insured for property loss, workers' compensation, automobile and general liability costs. The liabilities are determined actuarially based on claims filed and estimates for claims incurred but not reported. These liabilities are not discounted.

      Accrued Liabilities

            Accrued liabilities consist of the following (dollars in thousands):

                                                    2002        2001
                                                  -------     -------
      Accrued payroll and related liabilities     $31,617     $27,859
      Customer deposits                            15,882      14,961
      Other                                        44,597      49,757
                                                  -------     -------
                                                  $92,096     $92,577
                                                  =======     =======

      Other Long-Term Liabilities

            Other long-term liabilities consist primarily of certain employee benefit obligations, deferred lease credits and other lease-related obligations, and other obligations not expected to be paid within 12 months. Deferred lease credits are amortized on a straight-line basis over the life of the applicable lease.

      Foreign Currency Translation

            The assets and liabilities of the Company's foreign subsidiary and the Company's notes receivable from Pearle Europe are translated to United States dollars at the rates of exchange on the balance sheet date. Income and expense items are translated at average rates of exchange for the foreign subsidiary and at average year-to-date rates of exchange for Pearle Europe. Translation adjustments for foreign subsidiary are presented as a component of accumulated other comprehensive income within stockholders' equity. Translation adjustments for the Company's notes receivable from in Pearle Europe are charged to interest and other income.

      Fair Value of Financial Instruments

            Due to their short-term nature, the carrying value of the Company's cash and cash equivalents, credit card and other receivables, and short-term borrowings approximate fair value. The fair value of the notes receivables has not been determined due to nonmarketability and related party nature of the notes. Fair value estimates for the Company's derivative and debt instruments are based on market prices when available or are derived from financial valuation methodologies such as discounted cash flow analyses.

      Earnings Per Common Share

            Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the periods presented. Diluted earnings per common share also includes the dilutive effect of potential common shares (primarily dilutive stock options) outstanding for the periods presented. The effects of stock options have not been included in fiscal 2001 and 2000 diluted loss per share as their effect would have been anti-dilutive. The anti-dilutive stock options were 979,331, 1,361,422 and 2,371,558 for fiscal 2002, 2001 and 2000, respectively. The following represents a reconciliation from basic average common shares outstanding to diluted average commons shares outstanding:

                                                                           2002           2001           2000
                                                                        ---------      ---------      ---------
                                                                        (In thousands, except per share amounts)
      Determination of shares:
            Average common shares outstanding                              16,223         16,019         15,564
            Assumed conversion of dilutive stock options and awards           277             --             --
                                                                        ---------      ---------      ---------

      Diluted average common shares outstanding                            16,500         16,019         15,564
                                                                        =========      =========      =========

      Basic earnings (loss) per common share
         before extraordinary loss                                      $    0.13      $   (0.15)     $   (0.50)
      Diluted earnings (loss) per common share
         before extraordinary loss                                           0.13          (0.15)         (0.50)

      Stock-Based Compensation

            In accordance with APB Opinion No. 25 "Accounting for Stock Issued to Employees", the Company measures compensation expense for employee and director stock options as the aggregate difference between the market value of its common stock and the exercise price of the options on the date that both the number of shares the grantee is entitled to receive and the exercise price are known. Compensation expense associated with restricted stock grants is equal to the market value of the shares on the date of grant and is recorded pro rata over the required holding period. For Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation" (SFAS 123) purposes, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rates of 4.6%, 4.8% and 6.2% for grants in fiscal 2002, 2001 and 2000, respectively, volatility of 49-50%, 47-49% and 45-47% in fiscal 2002, 2001 and 2000, respectively, and expected lives of six years for options granted in all fiscal years. The weighted average fair value of options granted during fiscal 2002, 2001 and 2000 at the date of grant was $9.50, $6.31 and $3.59, respectively. Pro forma information relating to the fair value of stock-based compensation is summarized as follows:

                                                                  2002           2001           2000
                                                               ---------      ---------      ---------
                                                              (In thousands, except per share amounts)
      Net income (loss)
          Reported income (loss)                               $  (5,149)     $  (2,387)     $  (7,810)
          Compensation cost included in determination
             of net income as reported, net of tax                    --             --             --
          Compensation cost as if fair value based method
             had been applied to all awards, net of tax           (2,199)        (1,208)        (1,394)
                                                               ---------      ---------      ---------

      Pro forma net income (loss)                              $  (7,348)     $  (3,595)     $  (9,204)
                                                               =========      =========      =========

      Basic earnings (loss) per share:
          Reported earnings (loss) per share                   $   (0.32)     $   (0.15)     $   (0.50)
           Compensation cost under fair value based method         (0.14)         (0.07)         (0.09)
                                                               ---------      ---------      ---------

      Pro forma basic per share income (loss)                  $   (0.46)     $   (0.22)     $   (0.59)
                                                               =========      =========      =========

      Diluted earnings (loss) per share:
          Reported earnings (loss) per share                   $   (0.31)     $   (0.15)     $   (0.50)
           Compensation cost under fair value based method         (0.14)         (0.07)         (0.09)
                                                               ---------      ---------      ---------

      Pro forma diluted earnings (loss) per share              $   (0.45)     $   (0.22)     $   (0.59)
                                                               =========      =========      =========

      Retirement Plans

            The Company accounts for its defined benefit pension plans and its nonpension postretirement benefit plans using actuarial models required by SFAS No. 87, "Employers' Accounting for Pensions" (SFAS 87)and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106), respectively. These models use an attribution approach that generally spreads individual events over the service lives of the employees in the plan. The Company accounts for other post-employment benefits under SFAS No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS 112), which requires the recognition of the obligation to provide benefits awarded to certain individuals.

      Recently Issued Accounting Standards

            The Company adopted SFAS 142, "Goodwill and Other Intangible Assets" (SFAS 142) in the first quarter of fiscal 2002. This statement requires that goodwill and certain intangible assets deemed to have indefinite useful lives no longer be amortized, but instead be subject to at least an annual review for impairment. Other intangible assets with finite lives are amortized over their useful lives. With the adoption of this statement, the Company ceased amortization of goodwill and tradenames as of February 3, 2002. Amortization of goodwill and tradenames totaled $5.0 million in fiscal 2001 and $5.2 million in fiscal 2000.

            During the second quarter of fiscal 2002, the Company completed the transitional impairment testing of goodwill as required by SFAS 142. Based on the findings of its outside valuation advisor, the Company has concluded that there was no impairment of either its goodwill or tradenames at the adoption date of the new accounting standard, effective February 3, 2002. The Company has elected to perform its annual tests for potential impairment as of the first day of the Company's fourth quarter. Based on its annual tests performed in the fourth quarter of fiscal 2002, the Company has concluded that there was no impairment of its goodwill or tradenames. As part of the restatement, the Company and its outside valuation advisor reviewed the previously completed impairment testing and confirmed that there was no impairment of either goodwill or tradenames.

            The Financial Accounting Standards Board (FASB) has issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections" (SFAS 145). SFAS 145 states that the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion 30 for classification as an extraordinary item shall be reclassified as operating expenses. The Company will adopt SFAS 145 as of the beginning of fiscal 2003. As a result, the loss on early extinguishment of debt reported as an extraordinary item for the year ended February 1, 2003 will be reclassified at that time. The pretax loss from the early extinguishment of debt will be presented as a separate line within interest and other (income) expenses and the related income tax benefit will reduce the reported income tax provision. Other portions of the statement are not applicable to the Company.

            In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement were effective for exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS 146 on January 1, 2003. The adoption had no effect on the Company's financial position or operations.

            The FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosures" (SFAS 148) which amends SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 148 provides alternate methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in the financial statements about the effects of stock-based compensation. The Company has adopted the disclosure provisions of SFAS 148 for fiscal 2002.

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

            In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company adopted the fair value recognition provision of this interpretation for guarantees issued or modified after December 31, 2002, which did not have a material effect on the Company's financial position or operations. The disclosure provisions of the interpretation have been adopted for the year ended February 1, 2003.

            In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). The Interpretation requires certain variable interest entities, including certain special purpose entities, to be consolidated by the primary beneficiary if the equity investors in the entity do not have all the essential characteristics of a controlling financial interest or do not have sufficient equity at risk. The Interpretation immediately applies to entities created after January 31, 2003, and at the beginning of the Company's 2003 third quarter for existing variable interest entities. Management is still assessing the impacts of this Interpretation on its consolidated financial statements. However, it is reasonably possible that the synthetic operating lease for the Highland Heights, Ohio facility will require consolidation under this Interpretation. The consolidation will require an additional $2.4 million in assets and liabilities on the consolidated balance sheet.

            In November 2002, the Emerging Issues Task Force of the FASB ("EITF") reached a consensus on Issue 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor" (Issue 02-16), which addresses the accounting by a vendor for consideration given to a customer, including both a reseller of the vendor's products and an entity that purchases the vendor's products from a reseller. Certain aspects of the issue were effective immediately, which were adopted and did not have a significant impact on operations. The remaining portion of Issue 02-16 will be adopted during fiscal 2003 and is not expected to have a material effect on the Company's financial position or operations.

(2)   INVESTMENT IN AFFILIATES

            Included in other assets is Cole National Corporation's minority investment in Pearle Europe B.V. ("Pearle Europe"), which is in the retail optical business in Europe. HAL Holding N.V. ("HAL") (see Note 8) owns a 68% interest, Cole National Corporation owns a 21% interest, and Pearle Europe's management owns the remaining 11% interest in Pearle Europe. The Company's common equity investment in Pearle Europe of $9.1 million and $8.1 million at February 1, 2003 and February 2, 2002, respectively is accounted for using the cost method since the third quarter of 2000 and under the equity method prior to the third quarter of 2000.

            Included in notes receivable are $19.6 million and $15.1 million of loans and interest receivable from Pearle Europe and its subsidiaries at February 1, 2003 and February 2, 2002, respectively. The loans provide for interest at rates ranging from 5.0% to 12.7% with various maturities. The Company accrued interest income of $1.8 million on the notes in fiscal 2002 as compared to $1.6 million and $1.4 million in fiscal 2001 and 2000, respectively. During fiscal 2002 and 2001 the Company received no cash interest payments. In fiscal 2000 the Company received interest payments against the balances accrued totaling $1.3 million. The notes receivable are classified as long-term based on the Company's past practice of reinvesting amounts due. Currency gains (losses) recorded are $3.8 million, $(1.2) million and $(0.5) million in fiscal 2002, 2001 and 2000, respectively.

            In November 2000, Pearle Europe refinanced the loans made in connection with its acquisitions in Germany and Austria by issuing a new note to the Company and returning the remainder in cash. In May 2001, the Company advanced $6.4 million to provide additional equity and loans in connection with Pearle Europe's acquisition in Portugal. No cash payments or advances have been made in fiscal year 2002. During fiscal 2001, the Company converted $1.7 million in notes and interest receivables into common shares of Pearle Europe. During fiscal year 2002, the Company converted $1.0 million of notes receivable into common shares of Pearle Europe.

            Agreements between HAL, the Company and members of Pearle Europe management require HAL and the Company to periodically offer to purchase Pearle Europe shares held by the members of Pearle Europe Management. The offer price is to be set by HAL and the Company by agreement, and is required to be "fair in the opinion of" HAL and the Company. These offers are required to be made (1) not later than September 3, 2003, (2) in May 2005, and (3) biannually in May commencing in 2007. The obligations to fund the purchase of any shares as to which the offer to purchase is accepted are pro rata to HAL and to the Company based on their respective ownership interests on the date of the offer.

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

(3)   NOTES RECEIVABLE

            Notes from Pearle Europe, which are denominated in foreign currency and the notes receivable from Pearle's franchisees are included in notes receivable. The franchise notes are collateralized by inventory, equipment, and leasehold improvements at each location, generally bear interest at the prime rate plus 3.0%, and require monthly payments of principal and interest over periods of up to ten years.

            In October 2002, the Company received a subordinated promissory note from U.S. Vision, Inc. (USV) in exchange for a loan of $4.0 million. The note bears interest at 8.75% per annum and is payable quarterly. The terms also provide the Company with various collateral rights in the event of default on the note or on other agreements between the parties. The note matures December 1, 2003 and is included in the current portion of notes receivable in the accompanying consolidated balance sheet at February 1, 2003.

            Notes receivable at the end of fiscal years 2002 and 2001 are comprised of the following (dollars in thousands):

                                                   2002          2001
                                                --------      --------
      Franchisee notes receivable, current      $  4,517      $  2,723
      Other receivables, current                   4,107           101
                                                --------      --------
           Net current notes receivable         $  8,624      $  2,824
                                                ========      ========

      Long-term franchisee notes receivable     $  5,981      $  9,918
      Long-term Pearle Europe notes               19,648        15,067
      Other receivables                              309           417
      Allowance for uncollectible accounts        (3,010)       (5,209)
                                                --------      --------
           Net long-term notes receivable       $ 22,928      $ 20,193
                                                ========      ========

(4)   GOODWILL AND OTHER INTANGIBLE ASSETS

            The Company adopted SFAS 142 in the first quarter of fiscal 2002. This statement requires that goodwill and certain intangible assets deemed to have indefinite lives will no longer be amortized, but instead, will be subject to review for impairment annually, or more frequently if certain indicators arise. With the adoption of this statement, the Company ceased amortization of goodwill and tradenames as of February 3, 2002.

            The Company completed the transitional impairment testing of goodwill and tradenames during the second quarter of fiscal 2002 as required by SFAS 142. Based on the findings of its outside valuation advisor, the Company has concluded that there was no impairment at the adoption date of the new accounting standard, effective February 3, 2002. The Company has elected to perform its annual tests for potential impairment as of the first day of the

      Company's fourth fiscal quarter. Based on its annual tests, performed at the end of fourth quarter of fiscal 2002, the Company has concluded that there was no impairment of its goodwill or tradenames.

            The following table provides the comparable effects of adopting SFAS 142 for the three years ended February 1, 2003, February 2, 2002 and February 3, 2001.

                                                                   2002           2001           2000
                                                                ---------      ---------      ---------
                                                                (In thousands, except per share amount)
      Income(loss) before extraordinary loss:
           Reported income (loss) before extraordinary loss     $   2,093      $  (2,387)     $  (7,810)
           Goodwill amortization - Cole Vision                         --          2,825          2,956
           Goodwill amortization - Things Remembered                   --            948            952
           Tradename amortization - Cole Vision                        --          1,237          1,260
           Related tax adjustment                                      --           (680)          (700)
                                                                ---------      ---------      ---------

           Adjusted income (loss) before extraordinary loss     $   2,093      $   1,943      $  (3,342)
                                                                =========      =========      =========

      Basic earnings (loss) per share:
           Reported income (loss) before extraordinary loss     $    0.13      $   (0.15)     $   (0.50)
           Goodwill and tradename amortization,
               net of tax                                              --           0.27           0.29
                                                                ---------      ---------      ---------
           Adjusted income (loss) before extraordinary loss     $    0.13      $    0.12      $   (0.21)
                                                                =========      =========      =========

      Diluted earnings (loss) per share:
           Reported income (loss) before extraordinary loss     $    0.13      $   (0.15)     $   (0.50)
           Goodwill and tradename amortization,
               net of tax                                              --           0.27           0.29
                                                                ---------      ---------      ---------

           Adjusted income (loss) before extraordinary loss     $    0.13      $    0.12      $   (0.21)
                                                                =========      =========      =========

                                                                   2002           2001           2000
                                                                ---------      ---------      ---------
                                                                (In thousands, except per share amounts)
      Net income (loss)
           Reported net income (loss)                           $  (5,149)     $  (2,387)     $  (7,810)
           Goodwill amortization - Cole Vision                         --          2,825          2,956
           Goodwill amortization - Things Remembered                   --            948            952
           Tradename amortization - Cole Vision                        --          1,237          1,260
           Related tax adjustment                                      --           (680)          (700)
                                                                ---------      ---------      ---------
           Adjusted net income (loss)                           $  (5,149)     $   1,943      $  (3,342)
                                                                =========      =========      =========

      Basic earnings (loss) per share:
           Reported net income (loss)                           $   (0.32)     $   (0.15)     $   (0.50)
           Goodwill and tradename amortization,
               net of tax                                              --           0.27           0.29
                                                                ---------      ---------      ---------
           Adjusted net income (loss)                           $   (0.32)     $    0.12      $   (0.21)
                                                                =========      =========      =========

      Diluted earnings (loss) per share:
           Reported net income (loss)                           $   (0.31)     $   (0.15)     $   (0.50)
           Goodwill and tradename amortization,
               net of tax                                              --           0.27           0.29
                                                                ---------      ---------      ---------

           Adjusted net income (loss)                           $   (0.31)     $    0.12      $   (0.21)
                                                                =========      =========      =========

      Other intangible assets consist of (dollars in thousands):

                                     2002          2001
                                   --------      --------
      Tradename                    $ 49,460      $ 49,460
      Noncompete agreements             840           840
      Contracts                       8,847         3,460
                                   --------      --------
                                     59,147        53,760
      Accumulated amortization       (8,244)       (7,614)
                                   --------      --------
                                   $ 50,903      $ 46,146
                                   ========      ========

            The net carrying amount of goodwill at February 1, 2003, by business segment, was $64.2 million at Cole Vision and $21.4 million at Things Remembered. The increases in the net carrying amount of $14,000 for goodwill was due to foreign currency translation of goodwill at Cole Vision. Accumulated amortization of goodwill is $52.6 million for fiscal 2002 and 2001. The net carrying amount of $50.9 million for other intangibles at February 1, 2003 was attributable to the Cole Vision segment. Additional contingent payments related to the 1999 acquisition of MetLife's managed vision care benefits business increased the net carrying amount of contracts by $5.4 million, net of related amortization of $0.4 million. Amortization of other intangibles was $0.2 million in fiscal 2002. Amortization expense is expected to be $1.3 million for each of the next five fiscal years.

(5)   LONG-TERM DEBT

      Long-term debt at February 1, 2003 and February 2, 2002 is summarized as follows (dollars in thousands):

                                                           2002           2001
                                                        ---------      ---------
      8-7/8% Senior Subordinated Notes                  $ 150,000      $      --

      8-5/8% Senior Subordinated Notes, including
           fair market value adjustments related to
           interest rate swap                             125,807        125,000

      9-7/8% Senior Subordinated Notes,
            net of unamortized discount                        --        149,318

      5% Promissory Note                                   10,000         10,000

      Capital lease obligations                               978            515
                                                        ---------      ---------
                                                          286,785        284,833
      Less current portion                                   (232)          (259)
                                                        ---------      ---------
      Net long-term debt                                $ 286,553      $ 284,574
                                                        =========      =========

            On May 22, 2002, Cole National Group issued $150.0 million of 8-7/8% Senior Subordinated Notes that mature on May 15, 2012. Interest on the notes is payable semi-annually on each May 15 and November 15, commencing November 15, 2002.

            Net proceeds from the 8-7/8% note offering, together with cash on hand, were used to retire $150.0 million of 9-7/8% senior subordinated notes due December 31, 2006 and pay premiums and other costs associated with retiring those notes. The Company's results for fiscal 2002 included an extraordinary loss on early extinguishment of debt of approximately $7.2 million, net of an income tax benefit of approximately $3.9 million, representing the payment of premiums and other costs of retiring the notes and the write-offs of unamortized discount and deferred financing fees.

            On August 22, 1997, Cole National Group issued $125.0 million of 8-5/8% Senior Subordinated Notes that mature on August 15, 2007 with no earlier scheduled redemption or sinking fund payments. Interest on the 8-5/8% notes is payable semi-annually on February 15 and August 15.

            The 8-5/8% notes and the 8-7/8% notes are general unsecured obligations of Cole National Group, subordinated in right of payment to senior indebtedness of Cole National Group and senior in right of payment to any current or future subordinated indebtedness of Cole National Group.

            The indentures pursuant to which the 8-5/8% notes and the 8-7/8% notes were issued restrict dividend payments to the Company. The indentures also contain certain optional and mandatory redemption features and other financial covenants. Cole National Group was in compliance with these covenants at February 1, 2003.

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

            At February 1, 2003, the fair value of long-term debt was approximately $270.0 million compared to a carrying value of $286.6 million. The fair value was estimated primarily by using quoted market prices. The Company has no significant principal payment obligations under its outstanding indebtedness until the $5.0 million principal payment due in 2004 under the 5.0% promissory note.

            During the third quarter of fiscal 2002, the Company entered into interest rate swap agreements to take advantage of favorable market interest rates. These agreements require the Company to pay an average floating interest rate based on six-month LIBOR plus 4.5375% to a counter party while receiving a fixed interest rate on a portion of the Company's $125.0 million 8-5/8% senior subordinated notes due 2007. The counter party is a major commercial bank. The agreements mature August 15, 2007 and qualify as fair value hedges. The aggregate notional amount of the interest rate swap agreements is $50.0 million. At February 1, 2003, the floating rate of swaps was approximately 5.9% and the fair value of the swap agreements was an unrealized gain of approximately $0.8 million. There was no impact to earnings for fiscal 2002 due to hedge ineffectiveness.

(6)   CREDIT FACILITY

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

            The credit facility requires the principal operating subsidiaries of Cole National Group to comply with various operating covenants that restrict corporate activities, including covenants restricting the ability of the subsidiaries to incur additional indebtedness, pay dividends, prepay subordinated indebtedness, dispose of certain investments or make acquisitions. The credit facility also requires the subsidiaries of Cole National Group to comply with certain financial covenants, including covenants regarding interest coverage and maximum leverage. On November 25, 2002 the Company received a waiver, which expired on December 31, 2002 associated with the restatement of the financial statements. On December 19, 2002 the credit agreement was amended to accommodate the anticipated changes due to the restatement. The Company received a waiver dated May 9, 2003 of the maximum leverage coverage test for the fiscal year end 2002 and the first quarter of fiscal 2003. During the waiver period the maximum leverage test was adjusted to accommodate the effect of the restatement on the Company's financial statements. This waiver will expire on the earlier of May 17, 2003 if the Lenders do not receive the Form 10-K and 10-Q's for the first through third fiscal quarters of 2002; on May 23, 2003 if certain additional financial information is not received by the Lenders; or June 30, 2003. The Company is in compliance with the covenants in the credit agreement and expects to meet the waiver conditions. The Company expects to complete a permanent amendment to the credit agreement on or before June 30, 2003. However, there is no assurance that the Company will be successful in its effort to complete such an amendment. The Company believes that, even if it is unsuccessful in its effort to complete such an amendment, it will have sufficient liquidity from internal and other external sources.

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

            As of fiscal year end 2002, the total commitment under the credit facility was $75.0 million and availability under the credit facility totaled $61.0 million after reduction for commitments under outstanding letters of credit. There were no working capital borrowings outstanding as of February 1, 2003 and February 2, 2002. The maximum amount of borrowings outstanding during fiscal 2002 was $2.3 million. There were no borrowings during fiscal 2001.

(7)   STOCK COMPENSATION

            At February 1, 2003, the Company had stock options outstanding under various stock option plans and agreements. The right to exercise these options generally commences between one and five years from the date of grant and expires ten years from the date of grant. Both the number of shares and the exercise price, which is based on the market price, are fixed at the date of grant. As of February 1, 2003, there were 351,949 shares available for future grants to officers, key employees and nonemployee directors under the Company's various stockholder approved stock option plans. In addition, the Company may make, from time to time, additional option awards outside such plans.

            A summary of the status of stock options and related weighted average exercise prices ("Price") as of the end of fiscal 2002, 2001 and 2000, and changes during each of the fiscal years is presented below:

                                                 2002                           2001                         2000
                                       -----------------------       -----------------------       -----------------------
                                         Shares         Price          Shares         Price          Shares         Price
                                       ---------       -------       ---------       -------       ---------       -------
Outstanding, beginning of year         2,370,066       $ 12.83       2,426,662       $ 12.58       2,035,587       $ 14.83
Granted                                  378,656         17.97         589,000         12.02         601,705          7.04
Exercised                               (173,859)         7.93        (388,452)        10.88          (2,000)         3.00
Canceled                                 (84,829)        11.82        (257,144)        11.52        (208,630)        18.65
                                       ---------                     ---------                     ---------
Outstanding, end of year               2,490,034         13.99       2,370,066         12.83       2,426,662         12.58
                                       =========                     =========                     =========

Exercisable at end of year             1,332,893         14.00       1,132,152         14.11       1,253,082         14.12

            A summary of information for stock options outstanding at February 1, 2003 and related weighted average remaining contract life ("Life") and Price is presented below:

                                          Options Outstanding                   Options Exercisable
                                 -----------------------------------         -----------------------
                                  Shares        Life          Price            Shares          Price
                                 ---------    ---------       ------         ---------        ------
$5.00 to $9.75                     686,080    6.7 years       $ 7.66           345,939        $ 7.31
$10.00 to $19.00                 1,649,651    6.0 years        14.83           832,651         13.23
$26.13 to $44.94                   154,303    3.9 years        33.16           154,303         33.16
                                 ---------                                   ---------
                                 2,490,034                                   1,332,893
                                 =========                                   =========

            Payment for certain options exercised in 1993 was made by executing promissory notes of which $620,000 was outstanding at February 1, 2003 from the Company's Chairman. The promissory note is secured by shares of restricted common stock and is payable in January 2004 and bears interest at the rate of 6.01% per annum. The note is included in notes receivable-stock options and awards within stockholders' equity.

            On January 18, 2000, the Company granted two stock options not included in the tables above in connection with the commencement of employment of the Company's president. One option grant was awarded for 262,500 shares of common stock at an above-market exercise price of $10.00 per share. The options vested one-half each on the first and second anniversary of the grant date and expire after ten years. The other option for 100,000 shares was issued at the market price, vested immediately and expired at the end of its 90-day exercise period. Also awarded at the same time were 525,000 shares of restricted common stock. One-half of the restricted shares became nonforfeitable on January 18, 2002; one-quarter of the restricted shares became nonforfeitable on January 18, 2003 and the remainder vest on January

      18, 2004. The restricted shares may also become nonforfeitable prior to January 18, 2004 based upon the attainment of certain market prices for Cole National Corporation's common stock.

            In fiscal 2001 and 2000, the Company and its president entered into secured promissory notes for $1,669,000, an amount equal to a portion of the income tax imposed on his award of restricted stock. In fiscal 2001, the promissory notes were consolidated into one note that matures in January 2004, and bears interest at 3.0% per annum. The note is secured by a pledge of the restricted shares. The notes are included in notes receivable-options and awards within stockholders' equity.

            During fiscal 2002, the Company granted 25,000 restricted shares to its new Chief Financial Officer. These shares become nonforfeitable over four years with half of the restricted shares vesting July 15, 2005 and the remainder vesting on July 15, 2006. During fiscal 2002 and 2001, the Company granted 3,000 and 20,000 restricted shares, respectively to divisional executives. These shares become nonforfeitable over a three year period following the date of the award. During 1999, the Company granted 20,000 restricted shares to two divisional executives. In fiscal 2000, one of these grants for 10,000 shares was canceled. During fiscal 2002, 5,000 shares became nonforfeitable while the remaining 5,000 were canceled.

            At February 1, 2003, 123,750 restricted shares of common stock are outstanding under an award made to the Company's Chairman in December 1998 under the 1998 Equity and Incentive Performance Plan. Vesting may occur after the third anniversary of the grant date based upon the attainment of certain market prices for the Company's common stock or on March 1, 2004.

            The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock-based compensation plans. In connection with the restricted stock awards described above, compensation cost of $1.4 million, $1.3 million and $1.2 million has been charged to expense in fiscal 2002, fiscal 2001 and fiscal 2000, respectively. Unamortized restricted stock awards of $1.7 million are expected to be amortized over future vesting periods.

            On March 8, 2001, the Company awarded restricted stock units representing shares of common stock to 568 employees and as of March 8, 2002, 76,627 shares of common stock were issued. At February 1, 2003, restricted stock unit awards representing 126,765 common shares were outstanding. The compensation cost related to the granting of the restricted stock units is being charged to the three-year period over which the common shares will vest assuming continuing employment. Compensation expense of $488,000 and $549,000 was charged to fiscal 2002 and fiscal 2001, respectively.

            In fiscal 1999, the Company established its Employee Stock Purchase Plan under which participants may contribute up to 15% of their annual compensation (subject to certain limits) to acquire shares of common stock at 85% of the lower market price on one of two specified dates in each plan period. The initial plan period included the five months ended December 31, 1999. Subsequent plan periods are semi-annual. However, there have been no plan periods since July 2002. Of the 700,000 shares of common stock authorized for purchase under the plan, 32,206, 96,013 and 180,378 shares were purchased in fiscal 2002, fiscal 2001 and fiscal 2000, respectively, by approximately 650 participating employees.

            The Company's Nonemployee Director Equity and Deferred Compensation Plan allows nonemployee directors to receive their annual retainer and other director fees in the form of shares of common stock. The plan also allows them to defer payment of all or part of that income. Certain nonemployee directors elected to defer payment and received credits payable in shares of common stock. Credits earned during fiscal 2002 and outstanding as of February 1, 2003 represented 6,204 shares and 36,456 shares, respectively. During fiscal 2002, 1,719 shares were issued to a director in connection with a prior period deferred election.

(8)   STOCKHOLDERS' EQUITY

            At February 1, 2003 and February 2, 2002, there were 16,154,916, and 15,905,147, respectively, shares of common stock, par value $.001 per share, outstanding and no preferred stock issued and outstanding. Common stock held in treasury at February 1, 2003 and February 2, 2002 totaled 577,867 and 578,546 shares, respectively. At February 1, 2003, there were 40,000,000 authorized shares of common stock and 5,000,000 authorized shares of preferred stock, 400,000 of which are designated as Series A Junior Participating Preferred stock and 4,600,000 of which are undesignated preferred stock.

            On November 18, 1999 the Board of Directors authorized the redemption of the Company's existing Stockholders' Rights Plan, adopted in 1995, and replaced it with a new plan. The new plan permits HAL to acquire up to 25% of the Company's then-outstanding common shares. As of March 31, 2003 HAL owned 20% of the Company's common stock. As a result of the redemption of the rights issued under the original plan, shareholders received payment of $0.01 per share of common stock in fiscal 1999. Under the new rights plan, one share purchase right was distributed in respect of each outstanding share of the Company's common stock held of record as of the close of business on December 6, 1999 and one right will be distributed in respect of each share of the Company's common stock that becomes outstanding prior to the earlier of the final expiration date of the rights or the first date upon which the rights become exercisable. Each right initially entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, without par value, at a price of $40, subject to adjustment. The rights are only exercisable if a person or group other than HAL Holdings N.V. buys or announces a tender or exchange offer for 15% or more of the Company's common stock or if HAL buys or announces a tender or exchange offer for 25% or more of the Company's common stock. In the event such a transaction occurs, rights that are beneficially owned by all other persons would be adjusted and such holders would thereafter have the right to receive, upon exercise thereof at the then current exercise price of the right, that number of shares of common stock (or, under certain circumstances, an economically equivalent security of the Company) having a market value of two times the exercise price of the right. The rights will expire on December 6, 2009, unless extended or unless the rights are redeemed earlier by the Company in whole, but not in part, at a price of $0.01 per right, or exchanged.

            The Board of Directors authorized the repurchase of up to 500,000 shares of common stock in November 1997 and an additional 500,000 shares in November 1998 from time to time through open market or block transactions. The Company has purchased a total of 318,000 shares for $6.6 million. No shares were purchased in fiscal 2002, 2001 and 2000. As of February 1, 2003, the Company has authority to purchase up to 682,000 additional shares. The share purchases are reflected in treasury stock within stockholders' equity.

(9)   INCOME TAXES

            The income tax provision reflected in the accompanying consolidated statements of operations for fiscal 2002, 2001 and 2000 are detailed below (dollars in thousands):

                                                    2002         2001         2000
                                                  -------      -------      -------
      Current payable -
           Federal                                $   522      $   750      $ 1,336
           State and local                            538        1,335          449
           Foreign                                    633          295          314
                                                  -------      -------      -------
                                                    1,693        2,380        2,099
                                                  -------      -------      -------

      Deferred -
           Federal                                  3,046        2,650       (2,792)
           State and local                            183           32         (525)
           Foreign                                    (27)          43          278
                                                  -------      -------      -------
                                                    3,202        2,725       (3,039)
                                                  -------      -------      -------

      Income tax provision                        $ 4,895      $ 5,105      $  (940)
                                                  =======      =======      =======

            The exercise of nonqualified stock options during fiscal 2002 resulted in $498,000 of income tax benefits to the Company derived from the difference between the market price at the date of exercise and the option price. These tax benefits were recorded in additional paid-in capital. Tax benefits from option exercises in fiscal 2001 and 2000 were not significant.

            The income tax provision differs from the federal statutory rate as follows (dollars in thousands):

                                                    2002         2001         2000
                                                  -------      -------      -------
      Income tax provision at statutory rate      $ 2,446      $   951      $(3,111)
          Tax effect of-
           Goodwill                                    --        1,451        1,972
           State income taxes, net of federal
              tax benefit                             533          900         (233)
          Foreign income                              199           59           94
          Valuation allowance                         484          988           --
          Stock Compensation                          388          427          128
          Nondeductible expenses                      296          331          303
          Equity earnings                              --           --          (49)
          Adjustment to prior year taxes              522          354          246
          Research and development credit              --         (265)          --
          Other, net                                   27          (91)        (290)
                                                  -------      -------      -------
              Income tax provision                $ 4,895      $ 5,105      $  (940)
                                                  =======      =======      =======

            The tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets and deferred tax liabilities at February 1, 2003 and February 2, 2002 are as follows (dollars in thousands):

                                                   2002          2001
                                                 --------      --------
      Deferred tax assets:
           Accrued compensation and benefits     $ 12,017      $  4,802
           Deferred revenue                        22,659        21,510
           Other nondeductible accruals            12,095        12,699
           Net operating loss carryforwards         8,961         6,801
           Intangibles                              4,373         6,008
           Inventory basis differences              2,047         1,789
           Leases                                   5,207         4,828
           Contribution carryforward                1,223         1,820
           Other                                    1,329         1,611
                                                 --------      --------
               Total deferred tax assets           69,911        61,868
           Valuation allowance                     (4,371)       (4,809)
                                                 --------      --------
               Net deferred tax assets             65,540        57,059

      Deferred tax liabilities:
           Depreciation                            (2,302)       (2,006)
                                                 --------      --------
      Net deferred tax assets                    $ 63,238      $ 55,053
                                                 ========      ========

            At February 1, 2003, the Company had approximately $17.8 million of federal tax net operating loss carryforwards in the United States that expire in years 2004 through 2022. Of that amount, $8.4 million resulted from the Company's acquisition of American Vision Centers ("AVC"). Due to the change in ownership requirements of the Internal Revenue Code, utilization of the AVC net operating loss is limited to approximately $0.3 million per year. Valuation allowances of $3.8 million and $0.6 million at February 1, 2003 have been established against net operating losses and charitable contribution carryforwards to reduce the corresponding deferred tax assets to the amount that will likely be realized. The decrease in the valuation allowance in 2002 is due to the expiration of certain tax carryforwards net of the current year provision of $484,000.

            No provision of United States federal and state income taxes has been provided for the undistributed earnings of the Company's foreign subsidiaries because those earnings are considered to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both United States income taxes (subject to an adjustment of foreign tax credits) and withholding taxes payable. Determination of the net amount of unrecognized U. S. income tax with respect to these earnings is not practicable.

(10)  RETIREMENT PLANS

            The Company maintains a noncontributory defined benefit pension plan that covers employees who have met eligibility service requirements and are not members of certain collective bargaining units. The pension plan calls for benefits to be paid to eligible employees at retirement based primarily upon years of service and their compensation levels near retirement. In January 2002, the Company approved a plan freeze for all participants except for participants who are age 50 with 10 years of benefit service as of March 31, 2002. These participants had their average pay frozen as of March 31, 2002, and covered compensation frozen as of December 31, 2001, but their benefit service will continue to grow. The Company's policy is to fund amounts necessary to keep the pension plan in full force and effect, in accordance with the Internal Revenue Code and the Employee Retirement Income Security Act of 1974.

            The Company also maintains a postretirement benefit plan in connection with the acquisition of Pearle in 1996. This plan was closed to new participants at the time of acquisition. Under this plan, the eligible former employees are provided life insurance and certain health care benefits through insurance premiums based on expected benefits to be paid during the year. Substantial portions of the health care benefits are not insured and are paid by the Company. For measurement purposes, a 13% annual rate of increase for health care benefits was assumed for fiscal 2002. The rate was assumed to decrease gradually to 8% over ten years and level thereafter. A one percentage point change in the assumed health care cost trend rate would have the following effects:

                                                    1 Percentage        1 Percentage
                                                    Point Increase      Point Decrease
                                                    --------------      ---------------
Effect on total of service and interest cost           $  35,800           $  (29,600)

Effect on the postretirement benefit obligation        $ 551,400           $ (455,700)

            The following provides a reconciliation of benefit obligations, plan assets and the funded status of the pension plan and postretirement benefits.

                                                              Pension Benefits       Postretirement Benefits
                                                                  (SFAS 87)                 (SFAS 106)
                                                             2002          2001         2002         2001
                                                           --------      --------      -------      -------
                                                                          (Dollars in thousands)
Change in benefit obligation:
     Benefit obligation at beginning of period             $ 28,825      $ 27,720      $ 2,879      $ 2,650
     Service cost                                               238         1,868           --           --
     Interest cost                                            2,423         2,156          203          174
     Actuarial loss                                          10,203         2,260        1,149          195
     Effect of curtailment                                       --        (3,751)          --           --
     Benefits paid                                           (1,147)       (1,056)        (159)        (184)
     Participants contributions                                  --            --           37           44
     Expenses paid                                             (420)         (372)          --           --
                                                           --------      --------      -------      -------
          Benefit obligation at end of period              $ 40,122      $ 28,825      $ 4,109      $ 2,879
                                                           ========      ========      =======      =======

Change in plan assets:
     Fair value of plan assets at beginning of year        $ 28,861      $ 26,076      $    --      $    --
     Actual return of plan assets                            (3,709)         (483)          --           --
     Employer contributions                                     522         4,696          122          140
     Participants contributions                                  --            --           37           44
     Benefits paid                                           (1,147)       (1,056)        (159)        (184)
     Expenses paid                                             (420)         (372)          --           --
                                                           --------      --------      -------      -------
          Fair value of plan assets at end of year         $ 24,107      $ 28,861      $    --      $    --
                                                           ========      ========      =======      =======

Reconciliation of funded status:
     Benefit obligation at end of period                   $ 40,122      $ 28,825      $ 4,109      $ 2,879
     Fair value of plan assets, primarily money market
        and equity mutual funds                              24,107        28,861           --           --
                                                           --------      --------      -------      -------
    (Unfunded) funded status                                (16,015)           36       (4,109)      (2,879)

     Employer contributions after measurement date               --            --           10           11
     Unrecognized prior service cost                             --            --          103          112
     Net unrecognized loss                                   20,992         4,554        2,614        1,548
     Unamortized transition asset                              (340)         (519)          --
     Charge to comprehensive loss                           (20,652)           --           --           --
                                                           --------      --------      -------      -------
          Plan (obligation) asset                          $(16,015)     $  4,071      $(1,382)     $(1,208)
                                                           ========      ========      =======      =======

            Net pension expense and postretirement expense for fiscal 2002, 2001 and 2000 includes the following components (dollars in thousands):

                                                                Pension Benefits                Postretirement Benefits
                                                      -----------------------------------       ------------------------
                                                        2002          2001          2000        2002      2001      2000
                                                      -------       -------       -------       ----      ----      ----
Service cost - benefits earned during the period      $   238       $ 1,868       $ 1,442       $ --      $ --      $ --

Interest cost on the projected benefit obligation       2,423         2,156         1,889        203       174       132

Less:
   Return on plan assets -
        Actual                                          3,709           483          (359)        --        --        --
        Deferred                                       (6,234)       (3,203)       (2,086)        --        --        --
                                                      -------       -------       -------       ----      ----      ----
                                                       (2,525)       (2,720)       (2,445)        --        --        --

Amortization of actuarial loss                             --            --            --         83        76        30
Amortization of transition asset                         (179)         (179)         (179)        --        --        --
Prior service cost                                         --            25            28          9         9         9
                                                      -------       -------       -------       ----      ----      ----
        Net expense (income)                          $   (43)      $ 1,150       $   735       $295      $259      $171
                                                      =======       =======       =======       ====      ====      ====

Acturial assumptions:
     Discount rate                                        6.5%          7.5%          7.8%       6.5%      7.5%      7.8%
     Expected return on plan assets                       9.0%          9.5%          9.5%        --        --        --
     Rate of compensation increase                        N/A        3 to 7%       3 to 7%        --        --        --

            The change in the discount rate reflects the overall decline in market interest rates and has led to an increase in the projected benefit obligation from February 2, 2002. In addition, stock market declines have reduced the fair value of the pension plan's assets. As a result of these factors, the pension plan was underfunded by $16.0 million as of February 1, 2003. The Company has written off the prepaid pension expense of $4.6 million and recorded the minimum pension liability by charging $20.6 million to accumulated other comprehensive income (loss) in stockholders' equity. The amortization of this charge will result in higher pension costs in future periods.

            The Company has a defined contribution plan, including features under Section 401(k) of the Internal Revenue Code, which provides retirement benefits to its employees. Eligible employees may contribute up to 17% of their compensation to the plan. In the United States, the Company changed the plan beginning with the 2003 fiscal year to provide for a mandatory company match of 25% of the first 4% of employee contributions. During prior fiscal years, the plan provided a mandatory company match of 10% of employee contributions. The Company may also make a discretionary matching contribution for each plan year equal to such dollar amount or percentage of employee contributions as determined by the Company's Board of Directors. In Puerto Rico, the Company provides for a mandatory match of 50% of the first 6% of employee contributions. The plan provides for the investment of employer and employee contributions in the Company's common stock and other investment alternatives. The Company's matching contributions, net of forfeitures, of $1.0 million, $0.6 million and $0.6 million were recorded as expense for fiscal years 2002, 2001 and 2000, respectively.

            The Company has a Supplemental Executive Retirement Plan (SERP), which provides for the payment of retirement benefits for certain management and highly compensated employees supplementing amounts payable under the Company's non-contributory defined contribution plan. The benefits are unfunded and each participant's SERP account is credited with a percentage of their base salary for the year. Expenses for this plan for fiscal 2002, 2001 and 2000 were $0.4 million, $0.6 million and $0.6 million, respectively. The plan liability recorded in long-term liabilities was $2.3 million and $2.1 million at February 1, 2003 and February 2, 2002, respectively.

            The Company has a deferred compensation plan for executives and other senior management which allows deferral of income without regard to limitations imposed by the Company's 401(k) plan. The Company generally makes a contribution of its common stock equal to 10% of the participant's deferrals, however, in fiscal 2002 the Company made a cash contribution. The deferred compensation together with the Company's contributions is funded through various marketable securities based on the election of the participant. As of fiscal year end 2002 and 2001, the Company had accrued $2.1 million and $1.3 million, respectively for its obligations under these plans in other long-term liabilities. The Company's expense, which includes the participants' deferral and Company contributions was $0.8 million, $0.7 million and $0.5 million for fiscal 2002, 2001 and 2000, respectively. The investments made on behalf of the participants are included in other noncurrent assets and were $2.1 million, and $1.3 million for fiscal 2002 and 2001, respectively.

            The Company provides under certain conditions postemployment benefits for continuation of health care benefits and life insurance coverage to former employees after employment but before retirement. Pursuant to SFAS 112, the accrued cost for postemployment benefits was $2.6 million and $1.7 million at February 1, 2003 and February 2, 2002, respectively. The net postemployment benefits expense (income) was $0.9 million, $(0.2) million and $0.1 million in 2002, 2001 and 2000, respectively.

            The Company has certain individual deferred compensation agreements, which provide guaranteed retirement benefits per year for life. The benefits are accrued over the estimated period in which the employee is to render service and becomes eligible for the benefit. The benefits are unfunded. Expenses for these agreements for fiscal 2002, 2001 and 2000 were $0.5 million, $0.4 million and $0.3 million, respectively. At February 1, 2003 and February 2, 2002, the liability, which was recorded in other long-term liabilities, was $3.4 million and $2.8 million, respectively.

(11)  SEGMENT INFORMATION

            The Company has two reportable segments: Cole Vision and Things Remembered. Most of Cole Vision's revenue is provided primarily by sales of prescription eyewear, accessories and services through its Cole Licensed Brands and Pearle retail locations. Cole Vision's revenue is also provided by sales of merchandise to franchisees and other outside customers, by royalties based on sales and initial franchise fees from franchisees and by fees from managed vision care programs. Cole Vision is subject to various state regulations related to the dispensing of prescription eyewear, its relationship with the doctors of optometry and other matters. The Cole Licensed Brands and Pearle Vision business units have been aggregated in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131), based on the similarity of their economic characteristics, nature of products, services and production processes, types of customers, distribution methods and regulatory environment. Things Remembered's revenue is provided by sales of engraveable gift merchandise, personalization and other services primarily through retail stores and kiosks. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1).

            The reportable segments are strategic business units that offer different products and services. They are managed separately as each business requires different technology and marketing strategies. Performance is evaluated based on operating income. Reported segment revenue, depreciation and amortization, and income or loss, with reconciliations to consolidated amounts are as follows (dollars in thousands):


                                                              2002             2001             2000
                                                          -----------      -----------      -----------
Net revenue:
     Cole Vision                                          $   877,550      $   836,869      $   802,518
     Things Remembered                                        270,569          272,254          276,116
                                                          -----------      -----------      -----------
          Consolidated net revenue                        $ 1,148,119      $ 1,109,123      $ 1,078,634
                                                          ===========      ===========      ===========

Depreciation and amortization:
     Cole Vision                                          $    22,554      $    25,508      $    26,827
     Things Remembered                                         10,297           10,520            9,857
                                                          -----------      -----------      -----------
          Total segment depreciation and amortization          32,851           36,028           36,684
     Corporate                                                  3,581            4,045            4,018
                                                          -----------      -----------      -----------
          Consolidated depreciation and amortization      $    36,432      $    40,073      $    40,702
                                                          ===========      ===========      ===========

Income:
     Cole Vision                                          $    30,596      $    15,111      $     7,974
     Things Remembered                                         15,060           24,149           22,507
                                                          -----------      -----------      -----------
          Total segment operating income                       45,656           39,260           30,481

     Unallocated amounts, corporate expenses                  (18,659)         (11,017)         (14,081)
                                                          -----------      -----------      -----------
     Consolidated operating income                             26,997           28,243           16,400
     Interest and other (income) expense, net                  20,009           25,525           25,289
                                                          -----------      -----------      -----------

     Income (loss) before income taxes                    $     6,988      $     2,718      $    (8,889)
                                                          ===========      ===========      ===========

            Reported segment assets, expenditures for capital additions and systems development costs and acquisitions of businesses, with reconciliations to consolidated amounts, are as follows (dollars in thousands):

                                                              2002             2001             2000
                                                          -----------      -----------      -----------
Segment assets:
     Cole Vision                                          $   420,911      $   408,909      $   433,868
     Things Remembered                                        119,105          118,069          119,101
                                                          -----------      -----------      -----------
          Total segment assets                                540,016          526,978          552,969
     Corporate cash and temporary cash investments             28,435           50,333           26,306
     Other corporate assets                                    75,156           58,283           54,481
                                                          -----------      -----------      -----------
          Consolidated assets                             $   643,607      $   635,594      $   633,756
                                                          ===========      ===========      ===========

Expenditures for capital additions
   and systems development costs:
     Cole Vision                                          $    31,502      $    26,445      $    18,817
     Things Remembered                                         10,342           12,582           11,192
                                                          -----------      -----------      -----------
          Total segment expenditures                           41,844           39,027           30,009
     Corporate                                                  3,142            1,682            7,368
                                                          -----------      -----------      -----------
          Consolidated expenditures                       $    44,986      $    40,709      $    37,377
                                                          ===========      ===========      ===========

Contingent payments for acquisition of business
     Cole Vision                                          $     1,645      $       847      $        --
                                                          ===========      ===========      ===========

            Revenue from external customers of each group of similar products and services is as follows (dollars in thousands):

                                                              2002             2001             2000
                                                          -----------      -----------      -----------
Sales of optical products and services                    $   783,765      $   751,680      $   729,870
Royalties and initial franchise fees                           19,450           18,744           19,655
Fees from managed vision care programs                         74,335           66,445           52,993
                                                          -----------      -----------      -----------
        Total Cole Vision net revenue                         877,550          836,869          802,518
Retail sales of gift merchandise and services                 270,569          272,254          276,116
                                                          -----------      -----------      -----------
        Consolidated net revenue                          $ 1,148,119      $ 1,109,123      $ 1,078,634
                                                          ===========      ===========      ===========

            The Company operates primarily in the United States. Net revenue attributable to Cole Vision's Canadian operations was $28.6 million, $30.0 million and $31.1 million in fiscal 2002, 2001 and 2000, respectively. Long-lived assets located in Canada at February 1, 2003 and February 2, 2002 totaled $2.7 million and $3.0 million, respectively. The Company also has an investment in and notes receivable from Pearle Europe (see Note 2).

(12)  COMMITMENTS AND CONTINGENCIES

            The Company leases a substantial portion of its computers, equipment and facilities including laboratories, office and warehouse space, and retail store locations. These leases generally have initial terms of up to 10 years and often contain renewal or purchase options. Operating and capital lease obligations are based upon contractual minimum rates and, in most leases covering retail store locations, additional rents are payable based on store sales. In addition, Cole Vision operates departments in various host stores paying occupancy costs solely as a percentage of sales under agreements containing short-term cancellation clauses. Generally, the Company is required to pay taxes and normal expenses of operating the premises for laboratory, office, warehouse and retail store leases; the host stores pay these expenses for departments operated on a percentage-of-sales basis. The following amounts represent rental expense for fiscal 2002, 2001 and 2000 (dollars in thousands):

                                                              2002             2001             2000
                                                          -----------      -----------      -----------
Occupancy costs based on sales                            $    59,143      $    57,379      $    54,748
All other rental expense                                       91,446           89,616           86,532
Sublease rental income                                        (18,422)         (19,719)         (21,354)
                                                          -----------      -----------      -----------
     Total rental expense, net                            $   132,167      $   127,276      $   119,926
                                                          ===========      ===========      ===========

            At February 1, 2003, future minimum lease payments and sublease income receipts under noncancelable leases and the present value of future minimum lease payments for capital leases are as follows (dollars in thousands):

                                                                                    Operating Leases
                                                                   Capital       ------------------------
                                                                   Leases        Payments        Receipts
                                                                   -------       --------        --------
            2003                                                   $ 328         $ 82,904        $ (10,765)
            2004                                                     310           73,503           (8,759)
            2005                                                     266           59,779           (7,066)
            2006                                                     223           48,687           (5,625)
            2007                                                      83           39,530           (4,168)
            2008 and thereafter                                        -          114,676           (6,840)
                                                                   -----        ---------        ---------
               Total future minimum lease payments                 1,210        $ 419,079        $ (43,223)
                                                                                =========        =========
            Amount representing interest                            (232)
                                                                   -----
            Present value of future minimum lease payments         $ 978
                                                                   =====

            In fiscal 2001, under a sale and leaseback agreement, the Company received approximately $5.7 million, net of related costs, from the sale of its Pearle Vision lab and distribution facility in Dallas, Texas and leased it back under a fifteen-year operating lease agreement with four five-year renewal options. The transaction produced a gain of approximately $0.6 million that was deferred and is being amortized over the fifteen year lease period.

            In fiscal 2000, the Company entered into a sale and leaseback agreement and received approximately $13.5 million, net of related costs, from the sale of its office facility in Twinsburg, Ohio and leased it back under an eighteen-year operating lease agreement with two ten year renewal options. The transaction was completed in June 2001 and produced a gain of approximately $4.8 million that was deferred and is being amortized over the eighteen year initial lease period. The transaction was accounted for under the finance method of accounting. At the time of the transaction, the Company had a continuing involvement. In July 2001, the continuing involvement ended and the transaction was reflected as a sale and leaseback. The Company received approximately $13.5 million in fiscal 2000, net of related costs.

            The Company also leases an office and general operating facility in Highland Heights, Ohio under a four-year operating lease with annual renewal options up to six years. The lease provides for regular payments based on LIBOR plus 1.50%. In accordance with this agreement, the Company must maintain compliance with a minimum net worth covenant. At the end of this lease in 2007, the Company has the option to purchase the property or arrange for the sale of the property. If the Company does not exercise its purchase option at the end of the lease, it is contingently liable for up to $1.7 million. The Company does not believe it will have any payment obligation at the end of the lease because either the Company will exercise the purchase option, or the net proceeds from the sale of the property will exceed the amount payable to the lessor. Management is still assessing the impact of FIN 46, however, it is reasonably possible this lease will require consolidation under this Interpretation. The consolidation will require an additional $2.4 million in assets and liabilities on the consolidated balance sheet.

            The Company guarantees future minimum lease payments for certain store locations leased directly by franchisees. These guarantees totaled approximately $13.8 and $13.7 million as of February 1, 2003 and February 2, 2002. Performance under a guarantee by the Company is triggered by default of a franchisee in their lease commitment. Generally, these guarantees also extend to payments of taxes and other normal expenses payable under these leases, the amounts of which are not readily quantifiable. The term of the guarantees range from one to ten years of which many are limited to periods that are less than the full term of the leases involved. Under the terms of the guarantees, the Company has the right to assume the primary obligation and begin operating as a company-owned store. In addition, as part of many franchise agreements, the Company may recover any amounts paid under a guarantee from the defaulting franchisee. The Company has recorded a liability of $5,700, which represents the fair value of the Company's obligations from guarantees entered into or modified after December 31, 2002 using an expected present value calculation.

            As discussed in Note 2, agreements between HAL, the Company and members of Pearle Europe management require HAL and the Company to periodically offer to purchase Pearle Europe shares held by the members of Pearle Europe Management. These offers are required to be made (1) not later than September 3, 2003, (2) in May 2005, and (3) biannually in May commencing in 2007. The obligations to fund the purchase of any shares as to which the offer to purchase is accepted are pro rata to HAL and to the Company based on their respective ownership interests on the date of the offer. HAL and the Company have not yet agreed on the price to offer this year or on the process to agree to the price or on the source of funding for any purchases. Funds could be derived from payments by Pearle Europe, from the separate resources of HAL and the Company, or from financings. In the event that all of Pearle Europe's managers who are entitled to receive an offer to purchase their shares were to accept that offer, the resulting obligation to the Company could be material. The Company believes that it will have sufficient liquidity to meet the obligation, if any, that may result from their commitment in fiscal 2003.


(13)  RESTRUCTURING CHARGES

            During fiscal 2002, the Company recorded a restructuring liability against operating expense of $1.1 million. Of this amount, $0.6 was paid in fiscal 2002 $0.5 million was accrued for ongoing benefits, salary continuation and placement costs. Charges to the liability are expected to total $0.4 million through the end of the first quarter of fiscal 2003, with the remaining costs continuing through the fourth quarter of fiscal 2003. The restructuring charge was related to a reduction in workforce of 60 individuals in the corporate office and field management. The Company expects the functions performed by these individuals to be absorbed by others. The Company also recorded a charge of $0.3 million in fiscal 2002 related to the closing of the corporate office and relocating it to the Company's facility in Twinsburg, Ohio, which is expected to be completed in fiscal 2003.

            During fiscal 2000, the Company recorded a restructuring charge against operating expense of $1.8 million. Of this amount, $1.6 million was paid and $0.2 million was accrued to accrued liabilities for salary continuation. Charges to the liability were $0.2 million in fiscal 2001. The restructuring charge was related to a reduction in workforce of 44 individuals in the corporate office and field management. The function performed by these individuals was absorbed by others.

(14)  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

            As discussed in Note 17, the 2001 Consolidated Financial Statements have been restated to appropriately account for certain transactions. Certain of these items also affect the Company's previously filed 2001 and 2002 interim financial information. The following is a summary of quarterly financial data for the 52 weeks ended February 1, 2003 and February 2, 2002. Quarterly financial data for the four quarters of 2001 and the first two quarters of 2002 have been derived from restated financial statements.

Fiscal 2002

(In thousands, except per share amounts)

                                                      1st Quarter                    2nd Quarter             3rd             4th
                                                As reported    Restated       As reported    Restated       Quarter        Quarter
                                                -----------    --------       -----------    --------       -------        -------
Net revenue                                      $290,109       $285,441        $288,857       $292,390     $275,501       $294,787
Gross margin                                      194,461        193,919         194,337        197,163      183,553        194,780
Income (loss) before income taxes                   4,578          2,889           2,769          5,184       (6,421)         5,336
Income (loss) before extraordinary loss             3,543            866           2,691          1,556       (1,927)         1,598

Net income (loss)                                 $ 3,543          $ 866        $ (4,943)      $ (5,686)    $ (1,927)      $  1,598
                                                 ========       ========        ========       ========     ========       ========

Basic earnings (loss) per common share:
     Income (loss) before extraordinary loss     $   0.22       $   0.05        $   0.16       $   0.10     $  (0.12)      $   0.10
     Extraordinary loss                                                            (0.47)         (0.45)
                                                 --------       --------        --------       --------     --------       --------
     Net income (loss)                           $   0.22       $   0.05        $  (0.31)      $  (0.35)    $  (0.12)      $   0.10
                                                 ========       ========        ========       ========     ========       ========

Diluted earnings (loss) per common share:
     Income (loss) before extraordinary loss     $   0.22       $   0.05        $   0.16       $   0.10     $  (0.12)      $   0.10
     Extraordinary loss                                                            (0.46)         (0.44)
                                                 --------       --------        --------       --------     --------       --------
     Net income (loss)                           $   0.22       $   0.05        $  (0.30)      $  (0.34)    $  (0.12)      $   0.10
                                                 ========       ========        ========       ========     ========       ========

         In the fourth quarter of 2002 the Company incurred charges of $3.4 million for outside audit fees related to the reaudit of its restated financial statements from the previous two years. Also, during the fourth quarter of 2002 the Company recorded a restructuring charge of $1.1 million.

Fiscal 2001

(In thousands, except per share amounts)

                                                               1st Quarter                            2nd Quarter
                                                    As reported          Restated           As reported         Restated
                                                    -----------         -----------         -----------        -----------
Net revenue                                         $   270,291         $   271,774         $   273,348        $   275,334
Gross margin                                            182,569             186,597             182,041            185,305
Income (loss) before income taxes                         1,485               1,109               3,008              3,437
Income (loss) before extraordinary loss                     645                (970)              1,459             (3,014)

Net income (loss)                                   $       645         $      (970)        $     1,459        $    (3,014)
                                                    ===========         ===========         ===========        ===========

Basic earnings (loss) per common share:
     Income before extraordinary loss               $      0.04         $     (0.06)        $      0.09        $     (0.19)
     Extraordinary loss                                      --                  --                  --                 --
                                                    -----------         -----------         -----------        -----------
     Net income (loss)                              $      0.04         $     (0.06)        $      0.09        $     (0.19)
                                                    ===========         ===========         ===========        ===========

Diluted earnings (loss) per common share:
     Income before extraordinary loss               $      0.04         $     (0.06)        $      0.09        $     (0.19)
     Extraordinary loss                                      --                  --                  --                 --
                                                    -----------         -----------         -----------        -----------
     Net income (loss)                              $      0.04         $     (0.06)        $      0.09        $     (0.19)
                                                    ===========         ===========         ===========        ===========

                                                               3rd Quarter                            4th Quarter
                                                    As reported          Restated           As reported         Restated
                                                    -----------         -----------         -----------        -----------
Net revenue                                         $   261,488         $   263,349         $   296,206        $   298,666
Gross margin                                            173,976             175,955             197,995            196,874
Income (loss) before income taxes                        (5,017)             (7,023)             11,540              5,195
Income (loss) before extraordinary loss                  (2,256)              6,155               5,347             (4,558)

Net income (loss)                                   $    (2,256)        $     6,155         $     5,347        $    (4,558)
                                                    ===========         ===========         ===========        ===========

Basic earnings (loss) per common share:
     Income (loss) before extraordinary loss        $     (0.14)        $      0.38         $      0.34        $     (0.28)
     Extraordinary loss                                      --                  --                  --                 --
                                                    -----------         -----------         -----------        -----------
     Net income (loss)                              $     (0.14)        $      0.38         $      0.34        $     (0.28)
                                                    ===========         ===========         ===========        ===========

Diluted earnings (loss) per common share:
     Income (loss) before extraordinary loss        $     (0.14)        $      0.38         $      0.33        $     (0.28)
     Extraordinary loss                                      --                  --                  --                 --
                                                    -----------         -----------         -----------        -----------
     Net income (loss)                              $     (0.14)        $      0.38         $      0.33        $     (0.28)
                                                    ===========         ===========         ===========        ===========

         In the fourth quarter of 2001 the Company recorded asset impairment charges of $3.5 million.

(15)  LEGAL PROCEEDINGS

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

            Cole National Corporation is defending a purported class action lawsuit alleging claims for various violations of federal securities laws related to the Company's publicly reported revenues and earnings. The action, which proposes a class period of March 23, 1999 through November 26, 2002 and names the Company and certain present and former officers and directors as defendants, seeks unspecified compensatory damages, punitive damages "where appropriate", costs, expenses and attorneys fee. Following the Company's announcement in November 2002 of the restatement of the Company's financial statements (see Note 17 of the Notes to Consolidated Financial Statements), the Securities and Exchange Commission began an inquiry into the Company's previous accounting. The course of this or further litigation or investigations arising out of the restatement of the Company's financial statements cannot be predicted. In addition, under certain circumstances the Company would be obliged to indemnify the individual current and former directors and officers who are named as defendants in litigation or who are or become involved in an investigation. The Company believes it has insurance that should be available with respect to litigation and any indemnification obligations. However, if the Company is unsuccessful in defending against any such litigation, and if its insurance coverage is not available or is insufficient to cover its expenses, indemnity obligations and liability, if any, the litigation and/or investigation may have a material adverse effect on the Company's financial condition, cash flow and results of operations.

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

(16)  SUBSEQUENT EVENTS

            As discussed in Note 6, the Company received a waiver dated May 9, 2003 of the maximum leverage coverage test for the fiscal year end 2002 and the first quarter of fiscal 2003. During the waiver period the maximum leverage test was adjusted to accommodate the effect of the restatement on the Company's financial statements. This waiver will expire on the earlier of May 17, 2003 if the Lenders do not receive the Form 10-K and 10-Q's for the first through third fiscal quarters of 2002; on May 23, 2003 if certain additional financial information is not received by the Lenders; or June 30, 2003. The Company is in compliance with the covenants in the credit agreement and expects to meet the waiver conditions. The Company expects to complete a permanent amendment to the credit agreement on or before June 30, 2003. However, there is no assurance that the Company will be successful in its effort to complete such an amendment. The Company believes that, even if it is unsuccessful in its effort to complete such an amendment, it will have sufficient liquidity from internal and other external sources.


(17)  RESTATEMENT

            Subsequent to the issuance of the Company's consolidated financial statements for the second quarter of fiscal 2002, the Company determined it needed to restate its previously issued financial statements for numerous items, each of which was an "error" within the meaning of Accounting Principles Board Opinion No. 20, "Accounting Changes". In addition to the restatement of its annual financial statements, the Company has also restated its previously issued quarterly financial statements for fiscal years 2002 and 2001. The principal reasons and significant effects of the restatement adjustments on the accompanying financials statements from amounts previously reported are summarized as follows:

                                                           As of and for                    As of and for                 As of
                                                       the Fiscal Year Ended            the Fiscal Year Ended           January 29,
                                                          February 2, 2002                  February 3, 2001               2000
                                                     ----------------------------     -----------------------------    -----------
                                                                       Increase                         Increase
                                                     Accumulated      (decease)       Accumulated       (decease)      Accumulated
Dollars in thousands                                   Deficit      in net income       Deficit       in net income      Deficit
                                                     -----------    -------------     -----------     -------------    -----------
As reported                                           $ (92,560)        $ 5,195        $ (97,755)        $ 2,229        $ (99,984)

Significant restatement items:
   Sale of extended warranty contracts                  (40,483)         (1,580)         (38,903)           (104)         (38,799)
   Other revenue recognition adjustments                (12,416)          3,229          (15,645)         (2,531)         (13,114)
   Valuation of long-lived assets                        (5,601)         (2,455)          (3,146)         (4,352)           1,206
   Inventories and cost of goods sold                    (1,845)           (451)          (1,394)           (154)          (1,240)
   Accruals for operating expenses                       (9,087)         (5,116)          (3,971)         (7,265)           3,294
   1998 settlement from former owner of Pearle           (5,806)            175           (5,981)           (218)          (5,763)
   Investment in Pearle Europe                           (2,807)         (2,100)            (707)           (778)              71
   Deferred income taxes and income tax liabilities      30,056             716           29,340           5,363           23,977
                                                     ----------        --------       ----------        --------        ---------
     Total restatement items                            (47,989)         (7,582)         (40,407)        (10,039)         (30,368)

As restated                                          $ (140,549)       $ (2,387)      $ (138,162)       $ (7,810)       $(130,352)
                                                     ==========        ========       ==========        ========        =========

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

      Other Revenue Recognition Adjustments. Previously, the Company recognized certain sales transactions as revenue when the customer placed the order and a deposit was taken. Restatement adjustments were made to defer such revenue until (i) customer receipt or when the related goods were shipped direct to the customer and (ii) all significant obligations of the Company were satisfied. In addition, revenue adjustments have been made to establish adequate allowances for returns and remakes. Historically, the Company had recorded returns and remakes based on actual product returned during the period.

      Valuation of Long-lived Assets. Historically, the Company did not consider certain mature stores with negative cash flows in its asset impairment tests. In addition, in testing for SFAS 121 impairment, the Company did not allocate goodwill to the respective stores. As part of the restatement, the Company applied a methodology which includes all mature stores in its asset impairment tests and includes an allocation of goodwill for years prior to fiscal 2002. The restated financial statements also reflect the recognition of losses on the disposal of fixed assets in the appropriate periods. Additional adjustments were made to record depreciation expense for certain depreciable fixed assets which were not previously being depreciated. Also included is an adjustment to record capital lease assets and the corresponding lease obligation for leases that had previously been accounted for as operating leases.

      Inventories and Cost of Goods Sold. The Company's restated financial statements reflect adjustments relating to inventories and cost of goods sold primarily to i) recognize obsolescence reserves in appropriate periods and amounts, correct calculation errors and recognize certain inventory costs in appropriate periods and ii) reflect certain vendor allowances previously recorded in operations but not yet earned as a reduction in the inventory balances.

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

      Investment in Pearle Europe. The Company owns a 21% equity interest in Pearle Europe, B.V. ("Pearle Europe") which operates a retail optical business in Europe. HAL Holding N.V. ("HAL"), a Dutch investment Company, owns 68% of Pearle Europe and individual members of Pearle Europe's management own the remaining 11%. The Company has owned its interest in Pearle Europe and predecessor companies since 1996. The Company has historically accounted for its investment in Pearle Europe under the equity method, pursuant to which the Company's net income has included its equity share in Pearle Europe's earnings. The Company previously classified its equity in the net income of Pearle Europe within interest and other income, net in its consolidated statement of operations. Under APB Opinion 18 "The Equity Method of Accounting for Investments in Common Stock," use of the equity method is appropriate when an investor has the ability to exercise significant influence over the operating and financial policies of the investee. The Company has one of five seats on Pearle Europe's Supervisory Board, and the Pearle Europe management shareholders control one seat. HAL controls two seats, and appoints the President of the Supervisory Board, with the consent of the Company. Between 1996 and June 2000, the contractual arrangements between the parties gave the Company the ability to exercise significant influence over the operating and financial policies of Pearle Europe. In Pearle Europe's early years, the Company provided management advice and support. The contractual relationships between the parties changed significantly in June 2000, so that the Company no longer had the ability to exercise significant influence over the operating and financial policies of Pearle Europe. The restated financial statements reflect a change in the Company's method of accounting for its investment in Pearle Europe from the equity method of accounting to the cost method of accounting beginning with the third quarter of 2000. Under the cost method, the Company has recorded its investment in the Pearle Europe shares at the carrying value as of the end of second quarter fiscal 2000. Starting at the same time, the Company included foreign currency gains and losses related to the Pearle Europe notes in net income. The Company will recognize as income any dividends received from Pearle Europe that are distributed from Pearle Europe's net accumulated earnings.

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

      Summary. The consolidated financial statements for the years ended February 2, 2002 and February 3, 2001 contained herein have been restated to reflect all of the above discussed adjustments. In addition, the Company has restated accumulated deficit as of January 29, 2000 by $30.4 million to reflect the cumulative impact of the restatement adjustments on prior years. The following is a summary of the effects of the restatement.

AS OF FEBRUARY 2, 2002

                                                                       As          Cumulative
                                                                   Previously     Effect of Prior    Fiscal 2001
                                                                    Reported      Years Changes(1)   Adjustments       As Restated
                                                                    --------      ----------------   -----------       -----------
Assets                                                                                 (Dollars in thousands)
Current assets:
     Cash and cash equivalents                                      $  63,656         $    493         $   (731)        $  63,418
     Accounts receivable, less allowances of
        $3,228 in 2001                                                 39,609              718            1,038            41,365
     Current portion of notes receivable                                2,926             (825)             723             2,824
     Inventories                                                      111,098            6,987            1,118           119,203
     Refundable income taxes                                              502           (1,237)             735                --
     Prepaid expenses and other                                        22,757           10,499           (4,042)           29,214
     Deferred income taxes                                                477           24,949            1,826            27,252
                                                                    ---------         --------         --------         ---------
          Total current assets                                        241,025           41,584              667           283,276

Property and equipment, at cost                                       297,649           13,461           (5,691)          305,419
     Less - accumulated depreciation and amortization                (174,300)          (7,481)          (3,204)         (184,985)
                                                                    ---------         --------         --------         ---------
          Total property and equipment, net                           123,349            5,980           (8,895)          120,434

Notes receivable, excluding current portion, less allowances
   of $5,209 in 2001                                                   19,056              246              891            20,193
Deferred income taxes                                                  23,119            5,006             (324)           27,801
Other assets                                                           51,101              391              709            52,201
Other intangibles, net                                                 42,992            2,943              211            46,146
Goodwill, net                                                         103,552          (17,273)            (736)           85,543
                                                                    ---------         --------         --------         ---------
          Total assets                                              $ 604,194         $ 38,877         $ (7,477)        $ 635,594
                                                                    =========         ========         ========         =========

Liabilities and Stockholders' Equity
Current liabilities:
     Current portion of long-term debt                              $      85         $ 13,585         $(13,411)        $     259
     Accounts payable                                                  57,647            8,420             (943)           65,124
     Accrued interest                                                   6,539               73              136             6,748
     Accrued liabilities(2)                                            78,254           15,065             (742)           92,577
     Accrued income taxes                                               3,501            3,184            1,919             8,604
     Deferred revenue(2)                                                1,468           29,740            4,193            35,401
                                                                    ---------         --------         --------         ---------
          Total current liabilities                                   147,494           70,067           (8,848)          208,713

Long-term debt, net of discount and current portion                   284,318              249                7           284,574
Other long-term liabilities                                            16,775             (868)           7,035            22,942
Deferred revenue, long-term                                                --           10,437              612            11,049

Stockholders' equity:
     Preferred stock                                                       --               --               --                --
     Common stock                                                          16               --               --                16
     Paid-in capital                                                  268,729             (164)             144           268,709
     Accumulated other comprehensive loss                              (5,840)            (485)           1,430            (4,895)
     Accumulated deficit                                              (92,560)         (40,407)          (7,582)         (140,549)
     Treasury stock at cost                                            (9,769)              --             (233)          (10,002)
     Unamortized restricted stock awards                               (2,634)              48              (42)           (2,628)
     Notes receivable - stock option and awards                        (2,335)              --               --            (2,335)
                                                                    ---------         --------         --------         ---------
          Total stockholders' equity                                  155,607          (41,008)          (6,283)          108,316
                                                                    ---------         --------         --------         ---------
          Total liabilities and stockholders' equity                $ 604,194         $ 38,877         $ (7,477)        $ 635,594
                                                                    =========         ========         ========         =========

(1) The cumulative amount reflects the effect of fiscal year 2000 and prior on the previously reported fiscal 2001 balance sheet.

(2) Deferred revenues as of February 2, 2002 has been reclassified from accrued liabilities to deferred revenue.

FOR THE YEAR ENDED FEBRUARY 2, 2002

                                                               As Previously
                                                                 Reported            Adjustments        As Restated
                                                                 --------            -----------        -----------
                                                                          (In thousands, except per share amounts)
Net revenue                                                     $ 1,101,333            $  7,790           1,109,123

Cost and expenses:
     Cost of goods sold                                             364,752                (360)            364,392
     Operating expenses                                             696,168              15,310             711,478
     Goodwill and tradename amortization                              5,769                (759)              5,010
                                                                -----------            --------         -----------
          Total costs and expenses                                1,066,689              14,191           1,080,880
                                                                -----------            --------         -----------

Operating income                                                     34,644              (6,401)             28,243

Interest and other (income) expense:
     Interest expense                                                28,146               1,271              29,417
     Interest and other (income)                                     (4,518)                626              (3,892)
                                                                -----------            --------         -----------
          Total interest and other (income) expense, net             23,628               1,897              25,525
                                                                -----------            --------         -----------

Income (loss) before income taxes                                    11,016              (8,298)              2,718

Income tax provision (benefit)                                        5,821                (716)             5,105
                                                                -----------            --------         -----------

Net income (loss)                                               $     5,195            $ (7,582)        $    (2,387)
                                                                ===========            ========         ===========

Earnings (loss) per common share:
     Basic                                                      $      0.33            $  (0.48)        $     (0.15)
     Diluted                                                    $      0.32            $  (0.47)        $     (0.15)

Weighted average shares:
     Basic                                                           15,822                 197              16,019
     Diluted                                                         16,073                 (54)             16,019

FOR THE YEAR ENDED FEBRUARY 3, 2001

                                                               As Previously
                                                                 Reported           Adjustments        As Restated
                                                                 --------           -----------        -----------
                                                                     (In thousands, except per share amounts)
Net revenue                                                     $ 1,077,147           $  1,487         $ 1,078,634

Cost and expenses:
     Cost of goods sold                                             358,030              1,578             359,608
     Operating expenses                                             680,411             17,047             697,458
     Goodwill and tradename amortization                              5,840               (672)              5,168
                                                                -----------           --------         -----------
          Total costs and expenses                                1,044,281             17,953           1,062,234
                                                                -----------           --------         -----------

Operating income                                                     32,866            (16,466)             16,400

Interest and other (income) expense:
     Interest expense                                                29,078                 43              29,121
     Interest and other (income)                                     (2,864)              (968)             (3,832)
                                                                -----------           --------         -----------
          Total interest and other (income) expense, net             26,214               (925)             25,289
                                                                -----------           --------         -----------

Income (loss) before income taxes                                     6,652            (15,541)             (8,889)

Income tax provision (benefit)                                        4,423             (5,363)               (940)
                                                                -----------           --------         -----------

Income (loss) after taxes                                             2,229            (10,178)             (7,949)

Equity in net income of Pearle Europe                                    --                139                 139
                                                                -----------           --------         -----------

Net income (loss)                                               $     2,229           $(10,039)        $    (7,810)
                                                                ===========           ========         ===========

Earnings (loss) per common share:
     Basic                                                      $      0.14           $  (0.64)              (0.50)
     Diluted                                                    $      0.14           $  (0.64)              (0.50)

Weighted average shares:
     Basic                                                           15,585                (21)             15,564
     Diluted                                                         15,620                (56)             15,564

                                                             SCHEDULE I

                   COLE NATIONAL CORPORATION AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

COLE NATIONAL CORPORATION
CONDENSED BALANCE SHEETS
FEBRUARY 1, 2003 AND FEBRUARY 2, 2002
(Dollars in millions)

                                                         2002            2001
                                                       -------         -------
                                                                    (As restated)
Assets:
Receivable from subsidiaries                           $    78.5       $    87.6
Investment in subsidiaries                                  (5.3)           14.9
Notes and interest receivable                               24.1            15.6
Property and equipment, net                                  1.4             2.1
Deferred income tax and other                               14.6            14.6
                                                       ---------       ---------

     Total assets                                      $   113.3       $   134.8
                                                       =========       =========

Liabilities and stockholders' equity:
Accounts payable and accrued expenses                  $     5.0       $    11.4
Long-term debt                                              10.0            10.0
Other long-term liabilities                                  5.0             5.1
Stockholders' equity                                        93.3           108.3
                                                       ---------       ---------

     Total liabilities and stockholders' equity        $   113.3       $   134.8
                                                       =========       =========

                                                             SCHEDULE I
                                                             (CONTINUED)

COLE NATIONAL CORPORATION
CONDENSED STATEMENTS OF OPERATIONS AND CASH FLOWS
52 WEEKS ENDED FEBRUARY 1, 2003,
52 WEEKS ENDED FEBRUARY 2, 2002 AND
53 WEEKS ENDED FEBRUARY 3, 2001
(Dollars in millions)

                                                                             February 1,     February 2,     February 3,
Condensed Statements of Operations                                             2003            2002            2001
----------------------------------                                            -------         -------         -------
                                                                                                   (As Restated)
Revenue - services to affiliates                                              $   3.2         $   3.3         $   4.2

Operating expenses                                                                4.5             4.7             5.4
Interest and other (income) expenses, net                                        (5.3)           (4.3)           (0.8)
Income (loss) before taxes                                                        4.0             2.9            (0.4)
Income tax provision (benefit)                                                    1.8            (0.2)           (0.2)
                                                                              -------         -------         -------

Income (loss) before equity in undistributed earnings (loss)
   of subsidiaries                                                                2.2             3.1            (0.2)
Equity in undistributed earnings (loss) of subsidiaries                          (7.3)           (5.5)           (7.6)
                                                                              -------         -------         -------
Net income (loss)                                                             $  (5.1)        $  (2.4)        $  (7.8)
                                                                              =======         =======         =======
Condensed Statements of Cash Flows
----------------------------------

Net cash (used for) provided by operating activities                          $ (7.5)         $   2.9         $  16.1
                                                                              -------         -------         -------

Investing activities:
     Advances from (to) affiliates                                                9.1             3.0           (14.0)
     Purchase of property and equipment, net                                       --              --            (3.3)
     Investment in Pearle Europe, net                                              --            (6.5)            2.9
     Note from third party                                                       (4.0)             --              --
     Other, net                                                                   0.4              --              --
                                                                              -------         -------         -------

          Net cash provided by (used for) investing activities                    5.5            (3.5)          (14.4)
                                                                              -------         -------         -------

Financing activities:
     Repayment of long-term debt                                                 (0.1)             --            (1.1)
     Repayment (issuance) of notes receivable-stock options and awards             --            (0.3)           (1.3)
     Net proceeds from exercise of stock options                                  1.1             0.4              --
     Other, net                                                                   1.0             0.5             0.7
                                                                              -------         -------         -------

          Net cash provided by (used for) financing activities                    2.0             0.6            (1.7)
                                                                              -------         -------         -------

Net change in cash                                                                 --              --              --
Cash, beginning of period                                                          --              --              --
                                                                              -------         -------         -------
Cash, end of period                                                           $    --         $    --         $    --
                                                                              =======         =======         =======

                                                             SCHEDULE I
                                                             (CONTINUED)

              NOTE TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

      The accompanying financial information of Cole National Corporation is as of February 1, 2003 and February 2, 2002, and for the 52 weeks ended February 1, 2003 and February 2, 2002, and for the 53 weeks ended February 3, 2001. Cole National Corporation is a holding company for its wholly owned subsidiaries, including Cole National Group, Inc., and consisted of no other operations.

      This financial information should be read in connection with the Consolidated Financial Statements and notes thereto of Cole National Corporation and Subsidiaries, contained elsewhere in this Form 10-K.

COLE NATIONAL CORPORATION AND SUBSIDIARIES                   SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
52 WEEKS ENDED FEBRUARY 1, 2003,
52 WEEKS ENDED FEBRUARY 2, 2002 AND
53 WEEKS ENDED FEBRUARY 3, 2001
(Dollars in millions)

                                                                           Charges
                                                            Balance at   (Reversals)                                Balance
                                                            Beginning    to Cost and                                End of
   Description                                              of Period      Expenses  Transfers(C)  Deductions(A)    Period
   -----------                                              ---------      --------  ------------  -------------    ------
FEBRUARY 1, 2003

Allowance for uncollectible accounts                           $3.2        $2.0         $ --           $(2.1)        $3.1

Franchise note allowance for uncollectible accounts             5.2        (0.7)          --            (1.5)         3.0

FEBRUARY 2, 2002

Allowance for uncollectible accounts (B)                       $6.3        $1.1         $(1.2)         $(3.0)        $3.2

Franchise note allowance for uncollectible accounts (B)         4.7         0.3           1.2           (1.0)         5.2

FEBRUARY 3, 2001

Allowance for uncollectible accounts (B)                       $7.7        $2.6         $ --           $(4.0)        $6.3

Franchise note allowance for uncollectible accounts (B)         2.2         2.8           --            (0.3)         4.7

p
(A)   Receivable balances written off, net of recoveries

(B)   As restated, see Note 17 to the Notes to Consolidated Financial
      Statements.

(C) Transfers resulted from conversion of accounts receivables to notes receivables.

      Allowance balances presented in the Notes to Consolidated Financial
                  Statements are represented on this schedule.

                                  EXHIBIT INDEX

   EXHIBIT
   NUMBER         DESCRIPTION
   ------         -----------
    3.1(i)        Restated Certificate of Incorporation of Cole National
                  Corporation, incorporated by reference to Exhibit 3.1 (i) of
                  Cole National Corporation's Annual Report on Form 10-K for the
                  year ended February 3, 1996 (File No. 1-12814).

    3.1(ii)       Certificate of Amendment of the Restated Certificate of
                  Incorporation, incorporated by reference to Exhibit 3.1(ii) to Cole National Corporation's Annual Report on Form 10-K for the period ended January 31, 1998 (File No. 1-12814).

    3.2(ii) Amended and Restated By-Laws of Cole National Corporation, incorporated by reference to Exhibit 3.2(ii) of Cole National
                  Corporation's Annual Report on Form 10-K for the year ended
                  February 3, 1996 (File No. 1-12814).

    3.3+          Amended Certificate of Designations of Series A Junior
                  Participating Preferred Stock, dated November 22, 1999.

    4.1           Indenture dated May 22, 2002, by and among Cole National
                  Group, Inc. and Wells Fargo Bank Minnesota, National
                  Association, as trustee, relating to the 8-7/8% Senior
                  Subordinated Notes due 2012 (the form of which Senior
                  Subordinated Note is included in such Indenture), incorporated by reference to Exhibit 10.2 of Cole National Corporation's
                  Quarterly Report on Form 10-Q, filed on June 13, 2002 (File
                  No. 1-12814).

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

    4.3           Rights Agreement and Form of Right Certificate dated as of
                  November 22, 1999 by and between Cole National Corporation and
                  National City Bank, as Rights Agent, incorporated by reference to Exhibit 4.1 of Cole National Corporation's Registration
                  Statement on Form 8-A dated November 24, 1999 (File No.
                  1-12814).

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

    10.1* Employment Agreement entered into as of December 17, 1998 by and among Cole National Corporation, Cole National Group,
                  Inc., Cole Vision Corporation, Pearle, Inc., Things
                  Remembered, Inc. and Jeffrey A. Cole, incorporated by reference to Exhibit 10.1 to Cole National Corporation's
                  Annual Report on Form 10-K for the year ended January 30, 1999
                  (File No. 1-12814).

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

    10.5* Form of Nonqualified Stock Option Agreement for Directors of the Company, dated March 1993 incorporated by reference to
                  Exhibit 10.41 to Cole National Corporation 's Registration
                  Statement on Form S-1 (Registration No. 33-74228).

                                  EXHIBIT INDEX

   EXHIBIT
   NUMBER         DESCRIPTION
   ------         -----------

    10.6*         Amendment No. 1 to the Amended and Restated Nonqualified Stock
                  Option Plan for Nonemployee Directors, incorporated by reference to Exhibit 10.1 of Cole National Corporation's
                  Quarterly Report on Form 10-Q for the period ended November 5,
                  2001 (File No. 1-12814).

    10.7* Cole National Corporation 1996 Management Stock Option Plan, including forms of Nonqualified Stock Option Agreement (1996
                  Time Vesting), incorporated by reference to Exhibit 10.10 of Cole National Corporation's Annual Report on Form 10-K for the year ended February 3, 1996 (File No. 1-12814).

    10.8*         Management Incentive Bonus Program (Amended and Restated June
                  14, 2001), incorporated by reference to Exhibit B to Cole
                  National Corporation's definitive Proxy Statement dated May
                  10, 2001 (File No. 1-12814).

    10.9*         Form of Nonqualified Stock Option Agreement (1997 Time
                  Vesting), incorporated by reference to Exhibit 10.12 to Cole
                  National Corporation's Annual Report on Form 10-K for the period ended January 31, 1998 (File No. 1-12814).

    10.10* Executive Life Insurance Plan of Cole National Corporation, incorporated by reference to Exhibit 10.12 to Cole National
                  Group, Inc.'s Registration Statement on Form S-1 (Registration
                  No. 33-66342).

    10.11*        Medical Expense Reimbursement Plan of Cole National
                  Corporation effective as of February 1, 1992, incorporated by reference to Exhibit 10.13 to Cole National Group, Inc.'s
                  Registration Statement on Form S-1 (Registration No.
                  33-66342).

    10.12 Agreement for the Allocation of Federal Income Tax Liability and Benefits among Members of the Parent Group dated August
                  23, 1985, as amended, incorporated by reference to Exhibit
                  10.26 to Cole National Group, Inc.'s Registration Statement on
                  Form S-1 (Registration No. 33-66342).

    10.13         Assignment and Assumption Agreement dated as of September 30,
                  1993 between the Company and Cole National Group, incorporated by reference to Exhibit 10.24 of Cole National Corporation's
                  Annual Report on Form 10-K for the year ended February 3, 1996
                  (File No. 1-12814).

    10.14         Form of Indemnification Agreement for Directors of Cole
                  National Corporation, incorporated by reference to Exhibit
                  10.19 to Cole National Group, Inc.'s Registration Statement on
                  Form S-1 (Registration No. 33-66342).

    10.15         Form of Indemnification Agreement for Officers of Cole
                  National Corporation, incorporated by reference to Exhibit
                  10.20 to Cole National Group, Inc.'s Registration Statement on
                  Form S-1 (Registration No. 33-66342).

    10.16*        Supplemental Retirement Benefit Plan of Cole National
                  Corporation, incorporated by reference to Exhibit 10.38 to Cole National Corporation's Registration Statement on Form S-1
                  (Registration No. 33-74228).

    10.17* Supplemental Pension Plan of Cole National Corporation, incorporated by reference to Exhibit 10.48 to Cole National
                  Corporation's Registration Statement on Form S-1 (Registration
                  No. 33-74228).

    10.18         Credit Agreement, dated as of November 15, 1996, among Cole
                  Vision Corporation, Things Remembered, Inc., Cole Gift
                  Centers, Inc., Pearle, Inc. and Pearle Service Corporation and
                  Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 99.1 of Cole National Corporation's Report on Form
                  8-K, filed on December 2, 1996 (File No. 1-12814).

    10.19         First Amendment to the Credit Agreement, dated as of January
                  13, 1997, among Cole Vision Corporation, Things Remembered,
                  Inc., Cole Gift Centers, Inc., Pearle, Inc., and Pearle
                  Service Corporation and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.33 of Cole National
                  Group, Inc.'s Registration Statement on Form S-1 (Registration
                  No. 333-34963).

                                  EXHIBIT INDEX

   EXHIBIT
   NUMBER         DESCRIPTION
   ------         -----------

    10.20         Second Amendment to Credit Agreement, dated as of August 8,
                  1997, among Cole Vision Corporation, Things Remembered, Inc.,
                  Cole Gift Centers, Inc., Pearle, Inc. and Pearle Service
                  Corporation and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.34 of the Cole
                  National Group, Inc.'s Registration Statement on Form S-1
                  (Registration No. 333-34963).

    10.21         Cole National Group, Inc. Guarantee and Cash Collateral
                  Agreement, dated as of November 15, 1996, by Cole National
                  Group and Cole National Corporation, incorporated by reference to Exhibit 99.3 of Cole National Corporation's Report on Form
                  8-K, filed on December 2, 1996 (File No. 1-12814).

    10.22         Guarantee and Collateral Agreement dated as of November 15,
                  1996, by Cole Vision Corporation, Things Remembered, Inc.,
                  Cole Gift Centers, Inc., Pearle, Inc. and Pearle Service
                  Corporation and Canadian Imperial Bank of Commerce,
                  Incorporated by reference to Exhibit 99.4 of Cole National
                  Corporation's Report on Form 8-K, filed on December 2, 1996
                  (File No. 1-12814).

    10.23*        Agreement, dated August 4, 1997, between the Company and
                  Leslie D. Dunn regarding termination of employment, incorporated by reference to Exhibit 10.37 of Cole National
                  Group, Inc.'s Registration Statement on Form S-1 (Registration
                  No. 333-34963).

    10.24*        Form of Cole National Corporation Nonqualified Stock Option
                  Agreement (Nonemployee Directors), incorporated by reference to Exhibit 10.5 of Cole National Corporation's Quarterly
                  Report on Form 10-Q for the period ended August 2, 1997 (File
                  No. 1-12814).

    10.25* Form of Cole National Corporation Nonemployee Director Equity and Deferred Compensation Plan, incorporated by reference to Exhibit B to Cole National Corporation's definitive Proxy
                  Statement dated May 6, 1997 (File No. 1-12814).

    10.26* Form of Cole National Corporation Nonemployee Director Equity and Deferred Compensation Plan Participation Agreement, incorporated by reference to Exhibit 10.7 of Cole National
                  Corporation's Quarterly Report on Form 10-Q for the period ended August 2, 1997 (File No. 1-12814).

    10.27*        Form of Cole National Corporation's 1998 Equity and
                  Performance Incentive Plan (Amended and Restated June 10,
                  1999), incorporated by reference to Annex B to Cole National
                  Corporation's definitive Proxy Statement dated May 3, 1999
                  (File No. 1-12814).

    10.28         Third Amendment to the Credit Agreement, dated as of May 15,
                  1998, among Cole Vision Corporation and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.1 of Cole
                  National Corporation's Quarterly Report on Form 10-Q for the period ended May 2, 1998 (File No. 1-12814).

    10.29         Fourth Amendment to the Credit Agreement, dated as of March 5,
                  1999, among Cole Vision Corporation, Things Remembered, Inc.
                  and Pearle, Inc., and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.45 of Cole National
                  Corporation's Annual Report on Form 10-K for the period ended
                  January 30, 1999 (File No. 1-12814).

    10.30*        Nonqualified Stock Option Agreement between Cole National
                  Corporation and Jeffrey A. Cole dated as of December 17, 1998, incorporated by reference to Exhibit 10.46 of Cole National
                  Corporation's Annual Report on Form 10-K for the period ended
                  January 30, 1999 (File No. 1-12814).

    10.31*        Form of Nonqualified Stock Option Agreement for Executive
                  Officers under the Cole National Corporation 1998 Equity
                  Performance and Incentive Plan, incorporated by reference to
                  Exhibit 10.48 of Cole National Corporation's Annual Report on
                  Form 10-K for the period ended January 30, 1999 (File No.
                  1-12814).

                                  EXHIBIT INDEX

   EXHIBIT
   NUMBER         DESCRIPTION
   ------         -----------

    10.32* Restricted Stock Agreement between Cole National Corporation and Jeffrey A. Cole dated as of December 17, 1998, incorporated by reference to Exhibit 10.49 of Cole National
                  Corporation's Annual Report on Form 10-K for the period ended
                  January 30, 1999 (File No. 1-12814).

    10.33*        Cole National Group, Inc. 1999 Supplemental Retirement Benefit
                  Plan dated as of December 17, 1998, incorporated by reference to Exhibit 10.51 of Cole National Corporation's Annual Report on Form 10-K for the period ended January 30, 1999 (File No.
                  1-12814).

    10.34* Cole National Group, Inc. Deferred Compensation Plan effective as of February 1, 1999, incorporated by reference to Exhibit
                  10.53 of Cole National Corporation's Annual Report on Form
                  10-K for the period ended January 30, 1999 (File No. 1-12814).

    10.35*        Amendment No. 1, dated as of December 17, 1998, to the Cole
                  National Group, Inc. Supplemental Pension Plan, incorporated by reference to Exhibit 10.54 of Cole National Corporation's
                  Annual Report on Form 10-K for the period ended January 30,
                  1999 (File No. 1-12814).

    10.36         Fifth Amendment to the Credit Agreement, dated as of August
                  20, 1999, among Cole Vision Corporation, Things Remembered,
                  Inc. and Pearle, Inc., and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.1 of Cole National
                  Corporation's Quarterly Report on Form 10-Q for the period ended July 31, 1999 (File No. 1-12814).

    10.37 Sixth Amendment and Waiver to the Credit Agreement, dated as of March 7, 2000, among Cole Vision Corporation, Things
                  Remembered, Inc. and Pearle, Inc., and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.50 of Cole National Corporation's Annual Report on Form 10-K for the period ended January 29, 2000 (File No. 1-12814).

    10.38         Cole National Corporation Guarantee, in favor of Canadian
                  Imperial Bank of Commerce, dated as of March 7, 2000, among
                  Cole Vision Corporation, Things Remembered, Inc. and Pearle,
                  Inc., incorporated by reference to Exhibit 10.51 of Cole
                  National Corporation's Annual Report on Form 10-K for the period ended January 29, 2000 (File No. 1-12814).

    10.39* Employment Agreement entered into as of January 18, 2000 by and among Cole National Corporation and Larry Pollock, incorporated by reference to Exhibit 10.52 of Cole National
                  Corporation's Annual Report on Form 10-K for the period ended
                  January 29, 2000 (File No. 1-12814).

    10.40* Restricted Stock Agreement between Cole National Corporation and Larry Pollock dated as of January 18, 2000, incorporated by reference to Exhibit 10.53 of Cole National Corporation's
                  Annual Report on Form 10-K for the period ended January 29,
                  2000 (File No. 1-12814).

    10.41*        Nonqualified Stock Option Agreement #1 between Cole National
                  Corporation and Larry Pollock dated as of January 18, 2000, incorporated by reference to Exhibit 10.54 of Cole National
                  Corporation's Annual Report on Form 10-K for the period ended
                  January 29, 2000 (File No. 1-12814).

    10.42 Standstill Agreement, dated as of November 22, 1999, by and between Cole National Corporation and HAL International N.V., incorporated by reference to Exhibit 10.56 of Cole National
                  Corporation's Annual Report on Form 10-K for the period ended
                  January 29, 2000 (File No. 1-12814).

    10.43*        Form of Cole National Corporation's 1999 Employee Stock
                  Purchase Plan (Amended and Restated June 14, 2001), incorporated by reference to Exhibit C of Cole National
                  Corporation's definitive Proxy Statement dated May 10, 2001
                  (File No. 1-12814).

    10.44*        Addendum to Employment Agreement dated June 4, 1999 among
                  Jeffrey A. Cole, Cole National Corporation and certain of its subsidiaries, incorporated by reference to Exhibit 10.67 of Cole National Corporation's Annual Report on Form 10-K for the period ended January 29, 2000 (File No. 1-12814).

                                  EXHIBIT INDEX

   EXHIBIT
   NUMBER         DESCRIPTION
   ------         -----------

    10.45*        Amended and Restated Split-Dollar Agreement dated as of
                  January 25, 2002 between Cole National Corporation and Jo
                  Merrill, as Trustee of the Jeffrey A. Cole Insurance Trust, incorporated by referenced to Exhibit 10.57 to Cole National
                  Corporation's Annual Report on Form 10-K for the period ended
                  February 2, 2002 (File No. 1-12814).

    10.46         Seventh Amendment to the Credit Agreement, dated as of April
                  21, 2000, among Cole Vision Corporation, Things Remembered,
                  Inc. and Pearle, Inc., and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.69 of Cole National
                  Corporation's Annual Report on Form 10-K for the period ended
                  January 29, 2000 (File No. 1-12814).

    10.47         Eighth Amendment to the Credit Agreement, dated as of June 9,
                  2000 among Cole Vision Corporation, Things Remembered, Inc., and Pearle, Inc. and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.1 of Cole National
                  Corporation's Quarterly Report on Form 10-Q for the period ended July 29, 2000 (File No. 1-12814).

    10.48*        Secured Promissory Note between Cole National Corporation and
                  Jeffrey A. Cole as of November 17, 2000, incorporated by reference to Exhibit 10.1 of Cole National Corporation's
                  Quarterly Report on Form 10-Q for the period ended October 28,
                  2000 (File No. 1-12814).

    10.49*        Stock Pledge and Security Agreement between Cole National
                  Corporation and Jeffrey A. Cole dated as of November 17, 2000, incorporated by reference to Exhibit 10.2 of Cole National
                  Corporation's Quarterly Report on Form 10-Q for the period ended October 28, 2000 (File No. 1-12814).

    10.50*        Amended and Restated 1999 Broad-Based Employee Stock Plan
                  (Amended and Restated February 28, 2001), incorporated by reference to Exhibit 4.6 of Cole National Corporation's
                  Registration Statement on Form S-8 filed on February 11, 2002
                  (Registration No. 333-822714).

    10.51*        Amendment No. 1 to the Cole National Group, Inc. Deferred
                  Compensation Plan for Senior Executives and other Senior
                  Management, dated January 25, 2002, incorporated by referenced to Exhibit 10.63 to Cole National Corporation's Annual Report on Form 10-K for the period ended February 2, 2002 (File No.
                  1-12814).

    10.52*        Amendment No. 2 to the Cole National Group, Inc. Supplemental
                  Pension Plan, dated January 25, 2002, incorporated by referenced to Exhibit 10.64 to Cole National Corporation's
                  Annual Report on Form 10-K for the period ended February 2,
                  2002 (File No. 1-12814).

    10.53*        Nonqualified Stock Option Agreement between Cole National
                  Corporation and Jeffrey A. Cole dated January 25, 2002, incorporated by referenced to Exhibit 10.65 to Cole National
                  Corporation's Annual Report on Form 10-K for the period ended
                  February 2, 2002 (File No. 1-12814).

    10.54*        Amendment No. 2 to the Cole National Group, Inc. Supplemental
                  Retirement Benefit Plan, dated January 25, 2002, incorporated by referenced to Exhibit 10.66 to Cole National Corporation's
                  Annual Report on Form 10-K for the period ended February 2,
                  2002 (File No. 1-12814).

    10.55*        Amendment No. 1 to the Cole National Group, Inc. 1999
                  Supplemental Retirement Benefit Plan, dated January 25, 2002, incorporated by referenced to Exhibit 10.67 to Cole National
                  Corporation's Annual Report on Form 10-K for the period ended
                  February 2, 2002 (File No. 1-12814).

    10.56         Amended and Restated Credit Agreement, dated as of May 23,
                  2002, among Cole Vision Corporation, Things Remembered, Inc.,
                  Cole Gift Centers, Inc., Pearle, Inc. and Canadian Imperial
                  Bank of Commerce, incorporated by reference to Exhibit 10.1 of Cole National Corporation's Quarterly Report on Form 10-Q for the period ended May 4, 2002 (File No. 1-12814).

                                  EXHIBIT INDEX

   EXHIBIT
   NUMBER         DESCRIPTION
   ------         -----------

    10.57*        Letter dated April 14, 2002 from Cole National Corporation to
                  Lawrence E. Hyatt incorporated by reference to Exhibit 10.1 of Cole National Corporation's Quarterly report on Form 10-Q for the period ended August 3, 2002 (File No. 1-12814).

    10.58*        Letter Agreement dated April 19, 2002 between Cole National
                  Corporation and Lawrence E. Hyatt regarding termination of employment, incorporated by reference to Exhibit 10.2 of Cole
                  National Corporation's Quarterly report on Form 10-Q for the period ended August 3, 2002 (File No. 1-12814).

    10.59* Restricted Stock Agreement between Cole National Corporation and Lawrence E. Hyatt dated as of July 15, 2002, incorporated by reference to Exhibit 10.3 of Cole National Corporation's
                  Quarterly report on Form 10-Q for the period ended August 3, 2002 (File No. 1-12814).

    10.60*        Nonqualified Stock Option Agreement, between Cole National
                  Corporation and Lawrence E. Hyatt dated as of July 15, 2002, incorporated by reference to Exhibit 10.4 of Cole National
                  Corporation's Quarterly report on Form 10-Q for the period ended August 3, 2002 (File No. 1-12814).

    10.61         First Amendment to Credit Agreement, dated as of August 23,
                  2002, among Cole Vision Corporation, Things Remembered, Inc.
                  and Pearle, Inc. and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.5 of Cole National
                  Corporation's Quarterly report on Form 10-Q for the period ended August 3, 2002 (File No. 1-12814).

    10.62         Second Amendment to Credit Agreement, dated as of September
                  13, 2002, among Cole Vision Corporation, Things Remembered,
                  Inc. and Pearle, Inc. and Canadian Imperial Bank of Commerce incorporated by reference to Exhibit 10.6 of Cole National
                  Corporation's Quarterly report on Form 10-Q for the period ended August 3, 2002 (File No. 1-12814).

    10.63         Amendment No. 1 to the Cole National Group, Inc. Retirement
                  Plan (Amended and Restated) as of January 1, 2001), effective
                  March 31, 2002, incorporated by reference to Exhibit 10.7 of Cole National Corporation's Quarterly report on Form 10-Q for the period ended August 3, 2002 (File No. 1-12814).

    10.64*+ Letter dated December 2, 2002 from Cole National Corporation to Ann M. Holt.

    10.65*+       Letter Agreement dated May 31, 2000 between Cole National
                  Corporation and Ann M. Holt regarding termination of employment.

    10.66+ Third Amendment to Credit Agreement, dated December 16, 2002, among Cole Vision Corporation, Things Remembered, Inc. and
                  Pearle, Inc. and Canadian Imperial Bank of Commerce.

    10.67*+ Amended and Restated Instrument Designating Participants of the Cole National Group, Inc. 1999 Supplemental Retirement
                  Benefit Plan dated January 25, 2002.

    10.68+        Form of License/Lease Agreement for Sears Optical.

    10.69+ Cole National Corporation 401(k) Plan dated March 27, 2003 effective March 1, 2002.

    10.70+        Bank Waiver to the Credit Agreement, dated May 9, 2003, among
                  Cole Vision Corporation, Things Remembered, Inc. and Pearle,
                  Inc. and Canadian Imperial Bank of Commerce.

    21+           Subsidiaries of Cole National Corporation.

    23.1+         Independent Auditors' Consent.

    24+           Power of Attorney.

                                  EXHIBIT INDEX

   EXHIBIT
   NUMBER         DESCRIPTION
   ------         -----------

    99.1          Letter to Securities and Exchange Commission regarding Arthur
                  Andersen LLP, incorporated by referenced to Exhibit 99 to Cole
                  National Corporation's Annual Report on Form 10-K for the period ended February 2, 2002 (File No. 1-12814).

    99.2+         Certification of Chief Executive Officer and Chief Financial
                  Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

      * Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K.

      +     Filed herewith.