Form 10-Q
period 2003-08-02
COLE NATIONAL CORP /DE/
filed 2003-09-15
CIK 769644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 2, 2003,
OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 1-12814

COLE NATIONAL CORPORATION
 (Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	34-1453189 (I.R.S. Employer Identification No.)

1925 ENTERPRISE PARKWAY TWINSBURG, OHIO (Address of principal executive offices)	44087 (Zip Code)

(330) 486-3100
 (Registrant’s telephone number, including area code)

     5915 Landerbrook Drive
Mayfield Heights, Ohio 44124
(Former name, former address and former fiscal year, if changed since last report)

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

     As of August 29, 2003, 16,303,438 shares of the registrant’s common stock were outstanding.

COLE NATIONAL CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED AUGUST 2, 2003
INDEX

Page No.

PART I.   FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

COLE NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	August 2,	August 3,	February 1,
	2003	2002	2003

Assets
Current assets:
Cash and cash equivalents	$17,074	$48,926	$42,002
Accounts receivable, less allowances of $3,455, $3,378 and $3,063, respectively	57,440	45,063	51,088
Current portion of notes receivable	6,667	2,899	8,624
Inventories	130,727	127,911	120,645
Prepaid expenses and other	23,264	26,526	24,213
Deferred income tax benefits	31,393	27,326	31,333

Total current assets	266,565	278,651	277,905

Property and equipment, at cost	330,916	314,981	318,914
Less — accumulated depreciation and amortization	(209,033)	(194,353)	(197,906)

Total property and equipment, net	121,883	120,628	121,008

Notes receivable, excluding current portion, less allowances of $2,802, $4,239 and $3,010, respectively	23,618	20,848	22,137
Deferred income taxes	36,502	29,664	31,905
Other assets	54,674	55,841	54,933
Other intangibles, net	50,425	45,838	50,903
Goodwill, net	85,713	85,542	85,557

Total assets	$639,380	$637,012	$644,348

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,250	$267	$232
Accounts payable	68,687	59,449	67,581
Accrued interest	7,990	7,690	8,199
Accrued liabilities	93,842	96,792	92,413
Accrued income taxes	6,411	9,049	4,957
Deferred revenue	39,855	36,981	38,014

Total current liabilities	222,035	210,228	211,396

Long-term debt, net of discount and current portion	280,992	285,546	286,553
Other long-term liabilities	40,675	24,224	41,587
Deferred revenue, long-term	12,567	11,696	11,559
Stockholders’ equity	83,111	105,318	93,253

Total liabilities and stockholders’ equity	$639,380	$637,012	$644,348

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

COLE NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended

	August 2,	August 3,	August 2,	August 3,
	2003	2002	2003	2002

Net revenue	$307,659	$292,390	$595,908	$577,831

Costs and expenses:
Cost of revenues	114,839	103,020	220,752	203,027
Operating expenses	193,976	179,500	378,843	356,556

Total costs and expenses	308,815	282,520	599,595	559,583

Operating income (loss)	(1,156)	9,870	(3,687)	18,248

Interest and other (income) expense, net:
Interest expense	6,327	6,784	12,715	13,884
Interest and other (income), net	(1,975)	(2,098)	(2,882)	(3,709)
Loss on early extinguishment of debt	—	11,141	—	11,141

Total interest and other (income) expense, net	4,352	15,827	9,833	21,316

Income (loss) before income taxes	(5,508)	(5,957)	(13,520)	(3,068)

Income tax provision (benefit)	(21)	(271)	(1,622)	1,752

Net income (loss)	$(5,487)	$(5,686)	$(11,898)	$(4,820)

Earnings (loss) per common share:
Basic	$(0.34)	$(0.35)	$(0.73)	$(0.30)
Diluted	(0.34)	(0.35)	(0.73)	(0.30)

Weighted average shares:
Basic	16,330	16,212	16,317	16,170
Diluted	16,330	16,212	16,317	16,170

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

COLE NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Twenty-Six Week Periods Ended

	August 2,	August 3,
	2003	2002

Cash flows from operating activities:
Net income (loss)	$(11,898)	$(4,820)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,630	18,059
Loss on early extinguishment of debt	—	11,141
Deferred income tax benefit	(4,596)	(1,795)
Noncash compensation	1,391	866
Noncash interest, foreign currency exchange (gains) losses and other, net	(1,129)	(2,346)
Increases (decreases) in cash resulting from changes in operating assets and liabilities:
Accounts and notes receivable, prepaid expenses and other assets	(6,518)	(2,859)
Inventories	(9,889)	(6,440)
Accounts payable, accrued liabilities and other liabilities	11,020	7,722
Accrued interest	(209)	942
Accrued and refundable income taxes	1,368	304

Net cash (used for) provided by operating activities	(830)	20,774

Cash flows from investing activities:
Purchases of property and equipment	(15,503)	(13,944)
Systems development costs	(4,308)	(2,330)
Contingent payments for and acquisition of businesses	(4,056)	—
Investment and notes receivable in Pearle Europe, net	2,459	—

Net cash used for investing activities	(21,408)	(16,274)

Cash flows from financing activities:
Repayment of long-term debt	(51)	(158,165)
Proceeds from issuance of long-term debt	—	150,000
Decrease in overdraft balances	(3,471)	(5,896)
Net proceeds from exercise of stock options and issuance of stock	382	1,149
Payment of deferred financing fees	(238)	(5,921)
Other, net	688	(40)

Net cash used for financing activities	(2,690)	(18,873)

Cash and cash equivalents:
Net decrease during the period	(24,928)	(14,373)
Balance, beginning of period	42,002	63,299

Balance, end of period	$17,074	$48,926

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

Nature of Operations

     The Company is a specialty service retailer operating in both host and nonhost environments, whose primary lines of business are optical products and services and personalized gifts. The Company sells its products through 2,472 company-owned retail locations and 463 franchised locations in 50 states, Canada, and the Caribbean. In connection with its optical business, the Company is a managed vision care benefits provider and claims payment administrator whose programs provide comprehensive eyecare benefits primarily marketed directly to large employers, health maintenance organizations (HMO) and other organizations. The Company has two reportable segments: Cole Vision and Things Remembered (see Note 5).

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

     Managed care claims expense has been reclassified to cost of revenues from operating expenses to provide improved transparency to gross margin.

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

     A reconciliation of the changes in deferred revenue from the sale of warranty contracts and other deferred items follows (dollars in thousands):

	Twenty-Six Week Periods Ended		Year Ended

	August 2,	August 3,	February 1,
	2003	2002	2003

Deferred revenues:
Beginning balance	$49,573	$46,511	$46,511
Warranty contracts sold	28,412	26,628	53,023
Other deferred revenue	1,304	314	1,080
Amortization of deferred revenue	(26,867)	(24,776)	(51,041)

Ending balance	$52,422	$48,677	$49,573

Cash Flows

     Net cash flows from operating activities reflect cash payments for income taxes and interest of $1,512,000 and $12,345,000, respectively, for the 26 week period ended August 2, 2003 and $3,074,000 and $12,596,000, respectively, for the 26 week period ended August 3, 2002.

     Overdrafts resulting from outstanding checks at the end of each reporting period are reclassified as current liabilities in either accounts payable or accrued expenses from cash and cash equivalents. This reclassification to accounts payable amounted to $24.7 million, $16.3 million and $28.4 million at August 2, 2003, August 3, 2002 and February 1, 2003, respectively and to accrued expenses amounted to $3.3 million, $3.1 million and $3.2 million at August 2, 2003, August 3, 2002 and February 1, 2003, respectively.

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

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended

	August 2,	August 3,	August 2,	August 3,
	2003	2002	2003	2002

(In thousands, except per share amounts)
Determination of shares:
Average common shares outstanding	16,330	16,212	16,317	16,170
Assumed conversation of dilutive stock options and awards	—	—	—	—

Diluted average common shares outstanding	16,330	16,212	16,317	16,170

Basic earnings (loss) per common share	$(0.34)	$(0.35)	$(0.73)	$(0.30)
Diluted earnings (loss) shares per common share	$(0.34)	$(0.35)	$(0.73)	$(0.30)

Total Other Comprehensive Income (Loss)

     Total other comprehensive income (loss) for the 13 and 26 week periods ended August 2, 2003 and August 3, 2002 is as follows (dollars in thousands):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended

	August 2,	August 3,	August 2,	August 3,
	2003	2002	2003	2002

Net income (loss)	$(5,487)	$(5,686)	$(11,898)	$(4,820)
Cumulative translation income (loss)	12	(117)	501	5

Total other comprehensive income (loss)	$(5,475)	$(5,803)	$(11,397)	$(4,815)

Stock-Based Compensation

     At August 2, 2003, the Company has various stock-based employee compensation plans which are described more fully in Note 7 of the Notes to Consolidated Financial Statements in the Company’s 2002 Annual Report on Form 10-K. The Company accounts for those plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting For Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost for the Company’s various stock option plans is reflected in net income, as no options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant.

     The following table illustrates the pro forma effect on net income and earnings per share of the Company had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”.

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended

	August 2,	August 3,	August 2,	August 3,
(In thousands, except per share amounts)	2003	2002	2003	2002

Net income (loss), as reported	$(5,487)	$(5,686)	$(11,898)	$(4,820)
Deductions for total stock-based employee compensation expense determined under fair value based method for all awards, net of related taxes	(237)	(548)	(683)	(1,049)

Net income (loss), pro forma	$(5,724)	$(6,234)	$(12,581)	$(5,869)

Basic earnings (loss) per common share
As reported	$(0.34)	$(0.35)	$(0.73)	$(0.30)
Pro forma	$(0.35)	$(0.38)	$(0.77)	$(0.36)
Diluted earnings (loss) per common share
As reported	$(0.34)	$(0.35)	$(0.73)	$(0.30)
Pro forma	$(0.35)	$(0.38)	$(0.77)	$(0.36)

Recently Issued Accounting Standards

     The Financial Accounting Standards Board (FASB) has issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections” (SFAS 145). SFAS 145 states that the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Accounting Principles Board (APB) Opinion 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for classification as an extraordinary item shall be reclassified as operating expenses. The Company adopted SFAS 145 as of the beginning of fiscal 2003. As a result, the loss on early extinguishment of debt reported as an extraordinary item in the second quarter of the year ended February 1, 2003 has been reclassified. The pretax loss from the early extinguishment of debt has been presented as a separate line within interest and other (income) expenses and the related income tax benefit reduced the reported income tax provision. Other portions of the statement are not applicable to the Company.

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

(2) Goodwill and Other Intangible Assets

     Goodwill and tradenames are tested at least annually for impairment and are not amortized. All other intangible assets with finite lives are amortized over their estimated useful economic lives based on management’s estimates of the period that the assets will generate revenue. Other intangible assets consist of (dollars in thousands):

	August 2,	August 3,	February 1,
	2003	2002	2003

Tradename	$49,460	$49,460	$49,460
Noncompete agreements	320	840	840
Contracts	8,947	3,460	8,847
Customer records	9	—	—

	58,736	53,760	59,147
Accumulated amortization	(8,311)	(7,922)	(8,244)

Other intangibles, net	$50,425	$45,838	$50,903

     During the first quarter of fiscal 2003, the Company purchased the operations of three Sears Optical departments in California for a total purchase price of $242,500. The amount allocated to the tangible fixed assets acquired including exam equipment and inventory was $29,500. The remainder of the purchase price was allocated to intangible assets under the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations”. Goodwill related to this transaction was $124,000 and noncompete agreements and customer records totaled $89,000. The decreases in the carrying amounts of noncompete agreements and accumulated amortization for the six months ended August 2, 2003, reflect the write-off of a $600,000 agreement that had expired and was fully amortized. The change in the carrying amount of contracts for the six months ended August 2, 2003 resulted primarily from a contingent payment for a previously acquired provider network. The additional change in the carrying amount of goodwill was due to foreign currency translation at Cole Vision. The net carrying amount of goodwill at August 2, 2003, by business segment was $64.3 million at Cole Vision and $21.4 million at Things Remembered.

(3) Long-Term Debt

     On May 22, 2002, Cole National Group issued $150.0 million of 8-7/8% Senior Subordinated Notes that mature in 2012. Interest on the notes is payable semi-annually on each May 15 and November 15. Net proceeds from the 8-7/8% note offering, together with cash on hand, were used to retire Cole National Group’s $150.0 million of 9-7/8% Senior Subordinated Notes due 2006 and pay premiums and other costs associated with retiring those notes. The Company’s results for fiscal 2002 included a loss on early extinguishment of debt of $11.1 million representing the payment of premiums and other costs of retiring the notes and the write offs of unamortized discount and deferred financing fees.

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

     The Company has no significant principal payment obligations under its outstanding indebtedness until the $5.0 million principal payment due in 2004 under the 5.0% promissory note and until 2007, when the $125.0 million Senior Subordinated debt becomes due.

     During the third quarter of fiscal 2002, the Company entered into interest rate swap agreements to take advantage of favorable market interest rates. These agreements require the Company to pay an average floating interest rate based on six-month LIBOR plus 4.5375% to a counter party while receiving a fixed interest rate on a portion of Cole National Group’s $125.0 million of 8-5/8% Senior Subordinated Notes due 2007. The counter party is a major commercial bank. The agreements mature August 15, 2007 and qualify as fair value hedges. The aggregate notional amount of the interest rate swap agreements is $50.0 million. At August 2, 2003, the floating rate of swaps was approximately 5.7% and the fair value of the swap agreements was an unrealized gain of approximately $0.3 million. There was no impact to earnings in the first six months of fiscal 2003 due to hedge ineffectiveness.

(4) Credit Facility

     On June 27, 2003, the operating subsidiaries of Cole National Group, Inc. amended, restated and extended its working capital credit facility with its bank lenders. The maturity date of the credit facility was extended to February 1, 2007 from May 31, 2006. The size of the facility was adjusted to $60.0 million from $75.0 million. In addition, certain financial covenants were amended. Borrowings under the credit facility presently bear interest based on leverage ratios of Cole National Group at a rate equal to either (a) the Eurodollar Rate plus 2.50% or (b) 1.50% plus the highest of (i) the CIBC prime rate, (ii) the three-week moving average of the secondary market rates for three-month certificates of deposit plus 1.0% or (iii) the federal funds rate plus 0.5%. Cole National Group pays a commitment fee of 0.75% per annum on the total unused portion of the facility based on the percentage of revolving credit commitments used. The Company and Cole National Group guarantee this credit facility. The credit facility is secured by the assets of the operating subsidiaries of Cole National Group, Inc.

     The credit facility requires the principal operating subsidiaries of Cole National Group to comply with various operating covenants that restrict corporate activities, including covenants restricting the ability of the subsidiaries to incur additional indebtedness, pay dividends, prepay subordinated indebtedness, dispose of certain investments or make acquisitions. The credit facility also requires the subsidiaries of Cole National Group to comply with certain financial covenants, including covenants regarding interest coverage and maximum leverage. The Company is in compliance with the covenants in the credit agreement as of the date of this report.

     The credit facility restricts dividend payments to Cole National Group from its subsidiaries to amounts needed to pay interest on the 8-7/8% notes and the 8-5/8% notes, and certain amounts related to taxes, along with up to 0.25% of Cole National Group’s consolidated net revenue annually for other direct expenses of the Company or Cole National Group. If certain maximum leverage targets are met, the credit facility restricts dividend payments to Cole National Group in an aggregate amount not to exceed $50.0 million to allow for the repurchase of Senior Subordinated Notes.

     As of August 2, 2003, the total availability under the credit facility totaled $45.0 million after reduction for commitments outstanding of $15.0 million under letters of credit. There were no working capital borrowings under the credit facility outstanding as of August 2, 2003 and August 3, 2002 and there were no borrowings during the second quarter of fiscal 2003 and fiscal 2002.

(5) Segment Information

     Information on the Company’s reportable segments is as follows (dollars in thousands):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended

	August 2,	August 3,	August 2,	August 3,
	2003	2002	2003	2002

Net revenue:
Cole Vision	$228,832	$218,079	$462,373	$451,049
Things Remembered	78,827	74,311	133,535	126,782

Total net revenue	$307,659	$292,390	$595,908	$577,831

Operating income (loss):
Cole Vision	$3,192	$2,906	$12,468	$16,197
Things Remembered	9,940	9,795	7,360	7,956

Total segment operating income	13,132	12,701	19,828	24,153

Unallocated amounts:
Corporate expenses	14,288	2,831	23,515	5,905

Total operating income (loss)	(1,156)	9,870	(3,687)	18,248
Interest and other (income) expense, net	4,352	15,827	9,833	21,316

Income (loss) before income taxes	$(5,508)	$(5,957)	$(13,520)	$(3,068)

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

     The Company guarantees future minimum lease payments for certain store locations leased directly by franchisees. These guarantees totaled approximately $13.3 million, $14.0 million and $13.8 million as of August 2, 2003, August 3, 2002 and February 1, 2003, respectively. Performance under a guarantee by the Company is triggered by default of a franchisee in their lease commitment. Generally, these guarantees also extend to payments of taxes and other normal expenses payable under these leases, the amounts of which are not readily quantifiable.

     Agreements between HAL Holding N.V. (“HAL”), the Company and members of Pearle Europe management require HAL and the Company to periodically offer to purchase Pearle Europe shares held by the members of Pearle Europe Management. These offers are required to be made (1) not later than September 3, 2003, (2) in May 2005, and (3) biannually in May commencing in 2007. The obligations to fund the purchase of any shares as to which the offer to purchase is accepted are pro rata to HAL and to the Company based on their respective ownership interests on the date of the offer. As of August 2, 2003, HAL and the Company had not agreed on the price to offer on September 3, 2003 or on the process to agree on a price.

     The Company’s former Chairman and Chief Executive Officer retired at the annual meeting of shareholders on June 25, 2003. The Company fulfilled its obligations, including certain contingent obligations, to its former Chairman and Chief Executive Officer under his employment agreement and for retirement and life insurance benefits. These obligations required a one-time cash payment of $11.9 million with a charge to operating expenses in the second quarter of fiscal 2003 of $9.4 million.

(7) Subsequent Events

     On September 3, 2003, HAL and the Company offered to purchase a total of 12,014 Pearle Europe shares from members of Pearle Europe management for a price of 5,412 Euro per share. If all of the Pearle Europe managers were to sell all of their shares at that price, the resulting obligation to the Company would have been approximately $17.0 million. Under certain circumstances, the members of Pearle

Europe management could request that the price of the shares be evaluated by an independent expert. On September 12, 2003, HAL following the responses from Pearle Europe management to the offer price, HAL proposed to the Company that they increase the offer. In response to the Company’s request, HAL agreed to assume the Company’s purchase obligation with respect to this offer and purchase 100% of the shares offered by Pearle Europe management. As a result of this assumption, on a fully diluted basis the Company’s 21% ownership interest in Pearle Europe will remain unchanged, and HAL’s ownership interest in Pearle Europe may increase from 68% to approximately 79%.

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

     Things Remembered, Inc. settled a class action complaint in California alleging that the putative class (alleged to include 200 members) were improperly denied overtime compensation in violation of a California law. The action sought unspecified damages, interest, restitution, as well as declaratory and injunctive relief and attorneys’ fees. On February 3, 2003, Things Remembered and the plaintiffs reached an agreement to resolve the lawsuit for $562,500. The settlement is subject to court approval. A liability of $562,500 was recorded in the fourth quarter of fiscal 2002.

     Cole National Corporation is defending a purported class action lawsuit alleging claims for various violations of federal securities laws related to the Company’s publicly reported revenues and earnings. The action, which pleaded claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, and named the Company and certain present and former officers and directors as defendants, seeks unspecified compensatory damages, punitive damages “where appropriate”, costs, expenses and attorneys' fee. The Company and attorneys for the plaintiffs have agreed to a settlement to resolve the lawsuit. The settlement is subject to Court approval. A charge of $2,687,500 was recorded in the first quarter of fiscal 2003 with respect to the Company’s portion of the settlement.

     Following the Company’s announcement in November 2002 of the restatement of the Company’s financial statements, the Securities and Exchange Commission began an investigation into the Company’s previous accounting. The course of this investigation or further litigation or investigations arising out of the restatement of the Company’s financial statements cannot be predicted. In addition, under certain circumstances the Company would be obliged to indemnify the individual current and former directors and officers who are named as defendants in litigation or who are or become involved in an investigation. The Company believes it has insurance that should be available with respect to litigation and any indemnification obligations. However, if the Company is unsuccessful in defending against any such litigation, and if its insurance coverage is not available or is insufficient to cover its expenses, indemnity obligations and liability, if any, the litigation and/or investigation may have a material adverse effect on the Company’s financial condition, cash flow and results of operations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Cole National Corporation, primarily through the subsidiaries owned by its direct subsidiary, Cole National Group, Inc., is a leading provider of optical products and services and personalized gifts. The Company sells its products and services through 2,472 company-owned retail locations and 463 franchised locations in 50 states, Canada and the Caribbean.

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

Results of Operations

     The following schedule sets forth certain operating information for the second quarters and the first six months of fiscal 2003 and fiscal 2002. This schedule and subsequent discussions should be read in conjunction with the condensed consolidated financial statements included in this Form 10-Q.

	Second Quarter			First Six Months

	2003	2002	Change	2003	2002	Change

	(Dollars in millions)			(Dollars in millions)
Net revenue:
Cole Vision	$228.9	$218.1	4.9%	$462.4	$451.0	2.5%
Things Remembered	78.8	74.3	6.1	133.5	126.8	5.3

Total net revenue	$307.7	$292.4	5.2%	$595.9	$577.8	3.1%

Gross margin:
Cole Vision	$136.6	$135.7	0.7%	$279.3	$282.5	(1.1)%
Things Remembered	56.2	53.7	4.7	95.9	92.3	3.9

Total gross margin	$192.8	$189.4	1.8%	$375.2	$374.8	0.1%

Operating expenses:
Cole Vision	$133.4	$132.8	0.5%	$266.9	$266.3	0.2%
Things Remembered	46.3	43.9	5.5	88.5	84.3	5.0
Unallocated corporate expenses	14.3	2.8	404.7	23.5	5.9	298.2

Total operating expenses	$194.0	$179.5	8.1%	$378.9	$356.6	6.3%

Operating income (loss):
Cole Vision	$3.2	$2.9	9.8%	$12.4	$16.2	(23.0)%
Things Remembered	9.9	9.8	1.5	7.4	8.0	(7.5)
Unallocated corporate expenses	(14.3)	(2.8)	404.7	(23.5)	(5.9)	298.2

Total operating income (loss)	$(1.2)	$9.9	(111.7)%	$(3.7)	$18.2	(120.2)%

Percentage of net revenue:
Gross margin	62.7%	64.8%	(2.1)	63.0%	64.9%	(1.9)
Operating expenses	63.0	61.4	(1.6)	63.6	61.7	(1.9)
Operating income (loss)	(0.4)%	3.4%	(3.8)	(0.6)%	3.2%	(3.8)

Number of retail locations at the end of the period
Cole Licensed Brands	1,324	1,296
Pearle company-owned	394	420
Pearle franchised	463	446

Total Cole Vision	2,181	2,162
Things Remembered	754	776

Total Cole National	2,935	2,938

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

	Second Quarter	First Six Months

Cole Licensed Brands (U.S.)	9.4%	4.5%
Pearle company-owned (U.S.)	4.1%	0.4%
Total Cole Vision	7.0%	2.7%
Things Remembered	6.8%	4.8%
Total Cole National	6.9%	3.2%

Pearle franchise stores (U.S.)	0.8%	(1.3)%

     Same-store sales for Pearle U.S. franchise stores is a non-GAAP financial measure that is provided for comparative purposes only. The Company believes that its franchisees’ method of reporting sales is consistent on a year-to-year basis.

Second Quarter Fiscal 2003 Compared to Second Quarter Fiscal 2002

Consolidated Operations

     Total revenues were $307.7 million in the second quarter of fiscal 2003, compared with $292.4 million in the same period of fiscal 2002. Total revenues increased 5.2% in the second quarter of fiscal 2003, primarily attributable to a 6.9% increase in same store sales and increases in revenues from managed vision care programs. Undelivered orders taken for customers, as of the end of second quarter, used in the calculation of same store sales in that period but recognized as revenue in future periods due to the timing difference between order placement and order delivery, increased in the second quarter of fiscal 2003.  The increase in the “on-order” amount in the second quarter of fiscal 2003 was primarily due to a successful promotion at Sears Optical at the end of the second quarter. Same store sales increased 9.4% at Cole Licensed Brands, 4.1% at Pearle Vision company-owned stores and 6.8% at Things Remembered in the second quarter of fiscal 2003.

     Gross margin was $192.8 million in the second quarter of fiscal 2003, compared with $189.4 million in the same period of fiscal 2002, an increase of 1.8%. The gross margin dollar increase was attributable to higher revenues at both Cole Vision and Things Remembered. The gross margin rate for the second quarter of fiscal 2003 was 62.7%, compared to 64.8% for the second quarter of fiscal 2002. The gross margin rate at Cole Vision decreased 2.5% from the same period last year (further discussion is included in the Cole Vision segment). Managed care claims expense has been reclassified in both years to cost of revenues from operating expenses to provide improved transparency to Cole Vision’s gross margin. The gross margin rate at Things Remembered decreased by 0.9%, primarily due to reduced revenues from gift personalization.

     Operating expenses were $194.0 million in the second quarter of fiscal 2003, compared with $179.5 million in the same period of fiscal 2002, an increase of 8.1%. Included in operating expense was an increase of $11.5 million in unallocated corporate expenses. The Company’s former Chairman and Chief Executive Officer retired at the annual meeting of shareholders on June 25, 2003. The Company fulfilled its obligations, including certain contingent obligations, to its former Chairman and Chief Executive Officer under his employment agreement and for retirement and life insurance benefits. These obligations required a one-time cash payment of $11.9 million with a charge to operating expenses in the second quarter of fiscal 2003 of $9.4 million. The Company incurred incremental charges of $1.2 million for legal and professional fees primarily related to the reaudit and restatement of its financial statements and the resulting SEC investigation. The Company incurred incremental professional and legal fees of $0.7 million related to recent management changes and other management initiatives. Operating expenses at the Cole Vision and Things Remembered segments increased 1.7% primarily due to higher store payroll including fringe benefits and workers compensation and from rent and occupancy costs. These costs increased primarily in support of higher revenues. The Company and its optical subsidiaries have been sued by the State of California (see Note 8 of the Notes to Condensed Consolidated Financial Statements). Legal costs associated with the defense of this matter totaled $1.1 million in the second quarter of fiscal 2003, compared with $0.7 million in the same period last year. Partially offsetting expense increases were savings from lower store marketing costs totaling $2.4 million, a reduction of $1.0 million in claims processing costs in the second quarter of fiscal 2003 compared to the same time last year, work force reductions and costs for a point of sale system incurred in the second quarter of fiscal 2002 which were not repeated.

     Operating loss was $1.2 million in the second quarter of fiscal 2003, compared to operating income of $9.9 million in the same period of fiscal 2002. The expenses associated with the retirement of the Company’s former Chairman and Chief Executive Officer, the lower gross margin rate, and higher corporate expenses due to the restatement and reaudit of the fiscal 2000 and 2001 financial statements were the primary reasons for the decrease in operating results.

     Interest and other (income) expense, net, was $4.4 million for the second quarter of fiscal 2003, compared to $15.8 million for the same period of fiscal 2002. Second quarter fiscal 2002 results include a loss of $11.1 million on the early extinguishment of debt. The charge represents the payment of premiums and other costs of retiring Cole National Group’s 9-7/8% Senior Subordinated Notes due 2006 and the write-offs of unamortized discount and deferred financing fees. The Company recorded lower interest expense in the second quarter of fiscal 2003 compared to the same period last year, primarily due to replacement of the $150.0 million 9-7/8% Senior Subordinated Notes with the issuance of 8-7/8% Senior Subordinated Notes in May 2002 and the impact of the interest rate swap agreements. See Note 3 of the Notes to Condensed Consolidated Financial Statements. The lower interest expense was offset by a lower foreign currency gain recorded in the second quarter of fiscal 2003. The Company recorded a foreign currency gain of $0.9 million related to its investment in notes and interest receivable from Pearle Europe in the second quarter of fiscal 2003. This compared to a foreign currency gain of $1.3 million for the same period of fiscal 2002.

     The Company recorded a tax benefit based on its estimated annual effective rate of 12%. The quarterly rate reflects the cumulative impact of changing the estimated annual effective rate from 20% in the first quarter of fiscal 2003 to 12%. The estimated lower effective tax rate in fiscal 2003 compared to fiscal 2002 is based on the expected full year results and the impact of certain nondeductible expenses.

Cole Vision Segment

     Cole Vision revenues were $228.9 million in the second quarter of fiscal 2003, compared with $218.1 million in the same period of fiscal 2002, an increase of 4.9%. The revenue increase was primarily due to increased revenues at Cole Licensed Brands and increased revenues from managed vision care programs. The increase in Cole Licensed Brands revenues was primarily attributable to an 18.9% increase in same store sales at Target Optical and an increase in the number of store locations. Same store sales improved 7.8% at Sears Optical and 15.6% at BJ’s Optical during the second quarter of fiscal 2003. Same store sales results at Cole Licensed Brands were driven by increases in both the number of transactions as well as the average transaction size. Revenues from managed vision care programs were higher primarily due to an increase in the number of capitated plans sold to employers, health plans and associations and increased laser procedure volume and program changes in laser vision correction resulting in higher revenues per procedure. Same-store sales for the second quarter of fiscal 2003 increased 4.1% at Pearle Vision. Same store sales at Pearle Vision reflected a decrease in the number of transactions, offset by an increase in the average transaction size. Same store sales increases at Pearle Vision were partially offset by a lower number of company owned stores. Pearle Vision operated 26 fewer company owned stores than the same time period last year, due to the subsequent net sale of 11 Company stores to franchisees, the closure of 20 stores and the opening of 5 new stores.

     Gross margin was $136.6 million in the second quarter of fiscal 2003, compared to $135.7 million in the same period last year, an increase of 0.7% due to increased revenues, partially offset by a decrease in gross margin rate. Gross margin, as a percentage of net revenues, decreased by 2.5 percentage points at Cole Vision. Managed care claims expense has been reclassified in both years to cost of revenues from operating expenses to provide improved transparency to Cole Vision’s gross margin. Cole Managed Vision gross margin rate decreased by 6.2 percentage points due to a shift in revenue mix toward lower gross margin programs. Cole Licensed Brands gross margin rate decreased by 2.0 percentage points and was impacted by higher inventory shrink results in the second quarter of fiscal 2003, higher costs associated with a shift toward premium product, lower contact lens gross margin and an increase in paid-time-off (PTO) expense at four labs due to a change in the PTO policy implemented in the third quarter of fiscal 2002. Pearle Vision gross margin, as a percent of net revenues, decreased by 1.3 percentage points due to higher cost premium product driven by promotions and higher manufacturing costs. Partially offsetting these factors was an increase in average spectacle selling price. Gross margin was also negatively impacted by increased workers compensation expense in the lab facilities. The Company closed its manufacturing and distribution facility in Toronto, Canada in the second quarter of fiscal 2003. The operations of this facility has been absorbed by the Company’s facility in Knoxville, TN. As part of the integration of the Canadian operations into the Knoxville lab, the Company changed the Canadian product assortment. As a result, the Company recorded a $0.3 million charge to gross margin for obsolescence of inventory.

     Operating expenses were $133.4 million in the second quarter of fiscal 2003, compared to $132.8 million for the same period last year, an increase of 0.5%. Operating expenses as a percent of net revenues decreased at Cole Vision by 2.6% in the second quarter of fiscal 2003, compared to the same period of fiscal 2002. Store payroll and rent and occupancy costs at Cole Vision were $1.5 million and $0.7 million higher in the second quarter of fiscal 2003 compared to the same period last year, primarily to support the increase in revenues. Pearle Vision recorded a charge of $0.6 million for assets disposed of in a prior period. The Company’s Canadian operations closed its manufacturing and distribution facility located in Toronto, Canada. One time costs associated with the closure of the facility totaled $0.4 million. The Company and its optical subsidiaries have been sued by the State of California (see Note 8 of the Notes to Condensed Consolidated Financial Statements). Legal costs associated with the defense of this matter totaled $1.1 million in the second quarter of fiscal 2003, compared with $0.7 million in the same period last year. Fringe benefits costs increased $0.4 million in the second quarter of fiscal 2003, compared to the same period last year. Partially offsetting expense increases were a reduction of $1.0 million in claims processing costs, savings from reduced bonus expense and work force reductions, lower marketing costs of $2.3 million in the second quarter of fiscal 2003, compared to the same period last year, and a gain of $1.0 million on the sale of five Company-owned stores to a franchisee.

     Operating income at Cole Vision increased to $3.2 million in the second quarter of fiscal 2003, compared to $2.9 million in the same period of fiscal 2002. Improvements in the processing cost per claim and increases in sales volume were partially offset by costs associated with the closure of the Company’s Canadian lab and manufacturing facility and decreases in the gross margin rate at Pearle Vision, Cole Licensed Brands and Cole Managed Vision.

Things Remembered Segment

     Things Remembered revenues were $78.8 million in the second quarter of fiscal 2003, compared with $74.3 million in the same period of fiscal 2002, a 6.1% increase. The same-store sales increase of 6.8% and a 35% increase in direct channel revenues were the primary reasons for the increase. Direct channel revenues include revenues from its e-commerce site, www.ThingsRemembered.com, revenues from Things Remembered catalogs and through affiliate programs direct to businesses. Improvements in the average dollar sale were offset by a lower number of transactions and a reduction in the number of stores operating at the end of the second quarter. Store count at the end of the second quarter of fiscal 2003 was 754 compared to 776 at the end of the second quarter of fiscal 2002 due to store closings.

     Gross margin was $56.2 million in the second quarter of fiscal 2003, compared to $53.7 million for the same period last year, an increase of 4.7%. Gross margin as a percent of revenues decreased 0.9% in the second quarter of fiscal 2003 compared to the same period of fiscal 2002, primarily from reduced revenues from gift personalization.

     Operating expenses were $46.3 million in the second quarter of fiscal 2003, compared to $43.9 million for the same period last year, an increase of 5.5%. Operating expenses as a percent of revenues decreased 0.3% in the second quarter of fiscal 2003 compared to the same period of fiscal 2002. Things Remembered accrued higher management bonuses of $0.9 million. Store rent and occupancy charges increased $0.5 million primarily due to higher rent and occupancy costs associated with a higher mix of inline mall locations than kiosks. Inline mall locations generally incur higher rent and occupancy costs than kiosks due to higher square footage requirements. Things Remembered recorded higher payroll costs in the second quarter of fiscal 2003, compared to the same period last year to support higher revenues and also due to increased payroll hours to comply with state statutory requirements. Workers compensation expense increased $0.4 million in the second quarter of fiscal 2003, compared to the same period last year. The increase was due to higher estimated workers compensation obligations utilizing loss development factors prepared by independent third party actuaries. Things Remembered also incurred severance costs related to a senior executive in the second quarter of fiscal 2003. Partially offsetting the expense increases were charges incurred in the second quarter of fiscal 2002 for a new store point of sale system, the implementation of which has been delayed. These costs were not repeated in the second quarter of fiscal 2003. Savings from work force reductions taken in fiscal 2002 were also realized.

     Operating income for the second quarter of fiscal 2003 was $9.9 million compared to $9.8 million in the same period of fiscal 2002. Increases in revenue were offset by the lower gross margin rate, higher bonus expense and increased workers compensation, store rent and occupancy costs.

First Six Months of Fiscal 2003 Compared to First Six Months of Fiscal 2002

Consolidated Operations

     Total revenues were $595.9 million in the first six months of fiscal 2003, compared with $577.8 million in the same period of fiscal 2002. Total revenues increased 3.1% in the first six months of fiscal 2003, primarily attributable to a 3.2% increase in same store sales and increases in revenues from managed vision care programs. Same store sales increased 4.5% at Cole Licensed Brands, 0.4% at Pearle Vision company-owned stores and 4.8% at Things Remembered in the first six months of fiscal 2003.

     Gross margin was $375.2 million in the first six months of fiscal 2003, compared with $374.8 million in the same period of fiscal 2002. Increases in gross margin dollars at Things Remembered were partially offset by decreases at Cole Vision. The gross margin rate for the first six months of fiscal 2003 was 63.0%, compared to 64.9% for the same period of fiscal 2002. The gross margin rate at Cole Vision decreased 2.2% from the same period last year (further discussion is included in the Cole Vision segment). The gross margin rate at Things Remembered decreased by 1.0%, primarily due to reduced revenues from gift personalization and higher freight costs associated with an increase in customer orders fulfilled by central distribution.

     Operating expenses were $378.9 million in the first six months of fiscal 2003, compared with $356.6 million in the same period of fiscal 2002, an increase of 6.3%. Included in operating expense was an increase of $17.6 million in unallocated corporate expenses. The Company’s former Chairman and Chief Executive Officer retired at the annual meeting of shareholders on June 25, 2003 and the Company fulfilled its obligation, including certain contingent obligations, under his employment agreement and for retirement and life insurance benefits. These obligations required a one-time cash payment of $11.9 million with a charge to operating expenses in the second quarter of fiscal 2003 of $9.4 million. The Company incurred incremental charges of $4.3 million for legal, audit and professional fees primarily related to the reaudit and restatement of its financial statements and the resulting SEC investigation. Settlement costs related to the class action lawsuit, alleging claims of various violations of federal securities laws related to the Company’s publicly reporting revenues and earnings totaled $2.7 million. The Company incurred incremental professional and legal fees of $1.0 million related to recent management changes and management initiatives. Operating expenses at the Cole Vision and Things Remembered segments increased 1.3% primarily due to higher store payroll including fringe benefits and workers compensation and rent and occupancy cost. These costs increased primarily in support of higher revenues. The Company and its optical subsidiaries have been sued by the State of California (see Note 8 of the Notes to Condensed Consolidated Financial Statements). Legal costs associated with the defense of this matter totaled $1.3 million in the first six months of fiscal 2003, compared $0.9 million in the same period last year. Partially offsetting expense increases were savings from lower store marketing costs totaling $1.2 million, a reduction of $1.9 million in claims processing costs in the first six months of fiscal 2003 compared to the same time last year, work force reductions and costs for a point of sale system incurred in the first six months of fiscal 2002 which were not repeated. In addition, the first six months of fiscal 2002 included charges of $1.0 million for the closure of 12 Target Optical stores.

     Operating loss was $3.7 million in the first six months of fiscal 2003, compared to operating income of $18.2 million in the same period of fiscal 2002. The expenses associated with the retirement of the Company’s Chairman and Chief Executive Officer, the decrease in the gross margin rate, the costs related to the settlement of the class action lawsuits, and higher corporate expenses due to the restatement and reaudit of the fiscal 2000 and 2001 financial statements were the primary reasons for the decrease in operating results.

     Interest and other (income) expense, net, was $9.8 million for the first six months of fiscal 2003, compared to $21.3 million for the same period of fiscal 2002. Second quarter fiscal 2002 results include a loss of $11.1 million on the early extinguishment of debt. The charge represents the payment of premiums and other costs of retiring Cole National Group’s 9-7/8% Senior Subordinated Notes due 2006 and the write-offs of unamortized discount and deferred financing fees. The Company recorded lower interest expense in the first six months of fiscal 2003 compared to the same period last year, primarily due to replacement of the $150.0 million 9-7/8% Senior Subordinated Notes with the issuance of 8-7/8% Senior Subordinated Notes in May 2002 and the impact of the interest rate swap agreements. See Note 3 of the Notes to Condensed Consolidated Financial Statements. The lower interest expense was offset by a lower foreign currency gain recorded in the first six months of fiscal 2003. The Company recorded a foreign currency gain of $1.1 million related to its investment in notes and interest receivable from Pearle Europe in the first six months of fiscal 2003. This compared to a foreign currency gain of $2.0 million for the same period of fiscal 2002.

     The Company recorded a tax benefit based on its estimated annual effective rate of 12%. The estimated lower effective tax rate in fiscal 2003 compared to fiscal 2002 is based on the expected full year results and the impact of certain nondeductible expenses.

Cole Vision Segment

     Cole Vision revenues were $462.4 million in the first six months of fiscal 2003, compared with $451.0 million in the same period of fiscal 2002, an increase of 2.5%. The revenue increase was primarily due to increased revenues at Cole Licensed Brands and increased revenues from managed vision care programs, partially offset by sales decreases at Pearle Vision. The increase in Cole Licensed Brands revenues was primarily attributable to a 17.1% increase in same store sales at Target Optical and an increase in the number of store locations. Same store sales improved 2.8% at Sears Optical and 7.8% at BJ’s Optical during the first six months of fiscal 2003. Same store sales results at Cole Licensed Brands were driven by increases in the average transaction size. Revenues from managed vision care programs were higher primarily due to an increase in the number of capitated plans sold to employers, health plans and associations and increased laser procedure volume and program changes in laser vision correction resulting in higher revenues per procedure. Same-store sales for the first six months of fiscal 2003 increased 0.4% at Pearle Vision. Same store sales at Pearle Vision reflected a decrease in the number of transactions, offset by an increase in the average transaction size. Same store sales increases at Pearle Vision were offset by a lower number of company owned stores. Pearle Vision operated

26 fewer company owned stores than the same time period last year due to the subsequent net sale of 11 Company stores to franchisees, the closure of 20 stores and the opening of 5 new stores.

     Gross margin was $279.3 million in the first six months of fiscal 2003, compared to $282.5 million in the same period last year, a decrease of 1.1% due to increased revenues offset by a decrease in gross margin rate. Gross margin, as a percentage of net revenues, decreased by 2.2 percentage points at Cole Vision. Cole Managed Vision gross margin rate decreased by 9.8 percentage points due to a shift in revenue mix toward lower gross margin programs and from lower underwriting gains. Cole Licensed Brands gross margin rate decreased by 0.9 percentage points and was impacted by higher inventory shrink results in the second quarter of fiscal 2003, higher costs associated with a shift toward premium product, lower contact lens gross margin and an increase in paid-time-off expense at four labs due to a change in the PTO policy implemented in the third quarter of fiscal 2002. Pearle Vision gross margin, as a percent of net revenues, decreased by 2.0 percentage points, due to higher cost premium product driven by promotions, higher manufacturing costs and an increase in product sold to Pearle franchisees. Partially offsetting these factors were the increase in average spectacle selling price. Product sales to franchisees carry a lower margin but offer benefits for the Company, including producing a more uniform merchandise assortment and consistent brand look across all stores. Gross margin was also negatively impacted by increased workers compensation expense in the lab facilities. The Company closed its manufacturing and distribution facility in Toronto, Canada. The operations of this facility has been absorbed by the Company’s facility in Knoxville, TN. As part of the integration of the Canadian operations into the Knoxville lab, the Company changed the Canadian product assortment. As a result, the Company recorded a $0.3 million charge to gross margin for obsolescence of inventory.

     Operating expenses were $266.9 million in the first six months of fiscal 2003, compared to $266.3 million for the same period last year, an increase of 0.2%. Operating expenses as a percent of net revenues decreased at Cole Vision by 1.3% in the first six months of fiscal 2003, compared to the same period of fiscal 2002. Store payroll and rent and occupancy costs at Cole Vision were $1.5 million and $1.1 million higher respectively, in the first six months of fiscal 2003 compared to the same period last year. Pearle Vision recorded a $0.6 million charge for assets disposed in a prior period. The Company’s Canadian operations closed its manufacturing and distribution facility located in Toronto, Canada. One time costs associated with the closure of the facility totaled $0.4 million. The Company and its optical subsidiaries have been sued by the State of California (see Note 8 to the Notes to Condensed Consolidated Financial Statements). Legal costs associated with the defense of this matter totaled $1.3 million in the first six months of fiscal 2003, compared with $0.9 million in the same period last year. Fringe benefits costs increased $1.0 million in the first six months of fiscal 2003, compared to the same period last year. Partially offsetting expense increases were savings from a reduction of $1.9 million in claims processing costs, reduced bonus expense, reduced marketing costs and work force reductions. Marketing costs were $2.3 million lower in the first six months of fiscal 2003, compared to the same period last year. The first six months of fiscal 2002 included charges of $1.0 million for the closure of 12 Target Optical stores. Pearle Vision recorded a gain of $1.0 million on the sale of five Company –owned stores to a franchisee during the first six months of fiscal 2003.

     Operating income at Cole Vision decreased to $12.4 million in the first six months of fiscal 2003, compared to $16.2 million in the same period of fiscal 2002. The decrease in revenues at Pearle Vision and lower gross margin rate at Pearle, Cole Licensed Brands and Cole Managed Vision and the costs associated with the closure of the Company’s Canadian lab and manufacturing facility were offset by improved revenues at Cole Licensed Brands and Cole Managed Vision and improvements in the processing cost per claim.

Things Remembered Segment

     Things Remembered revenues were $133.5 million in the first six months of fiscal 2003, compared with $126.8 million in the same period of fiscal 2002, a 5.3% increase. The same-store sales increase of 4.8% and a 34% increase in direct channel revenues were the primary reasons for the increase. Direct channel revenues include revenues from its e-commerce site, www.ThingsRemembered.com, revenues from Things Remembered catalogs and through affiliate programs direct to businesses. Improvements in the average dollar sale were offset by a lower number of transactions and from a reduction in the number of stores operating at the end of the second quarter. Store count at the end of the second quarter of fiscal 2003 was 754 compared to 776 at the end of the second quarter of fiscal 2002 due to store closings.

     Gross margin was $95.9 million in the first six months of fiscal 2003, compared to $92.3 million for the same period last year, an increase of 3.9%. Gross margin as a percent of revenues decreased 1.0% in the first six months of fiscal 2003 compared to the same period of fiscal 2002, primarily from reduced revenues from gift personalization and higher freight costs associated with an increase in customer orders fulfilled by centralized distribution.

     Operating expenses were $88.5 million in the first six months of fiscal 2003, compared to $84.3 million for the same period last year, an increase of 5.0%. Operating expenses as a percent of revenues decreased 0.2% in the first six months of fiscal 2003 compared to the same period of fiscal 2002. Things Remembered incurred incremental advertising costs of $1.1 million for the first six months of fiscal 2003, compared to the same period last year and higher management bonuses totaling $1.0 million were accrued. Store rent and occupancy charges increased $0.9 million primarily due to higher rent and occupancy costs associated with a higher mix of inline mall locations than kiosks. Inline mall locations generally incur higher rent and occupancy costs than kiosks due to higher square footage requirements. Things Remembered recorded higher payroll costs in the first six months of fiscal 2003, compared to the same period last year to support higher revenues and also due to increased payroll hours to comply with state statutory requirements. Workers compensation expense increased $0.8 million in the first six months of fiscal 2003, compared to the same period last year. The increase was due to higher estimated workers compensation obligations utilizing loss development factors prepared by independent third party actuaries. Things Remembered also incurred severance costs related to senior executives in the first six months of fiscal 2003. Partially offsetting the expense increases were charges incurred in the first six months of fiscal 2002 for a new store point of sale system, the implementation of which has been delayed. These costs were not repeated in the second quarter of fiscal 2003. Savings from travel expense, store depreciation and work force reductions taken in fiscal 2002 were also realized.

     Operating income for the first six months of fiscal 2003 was $7.4 million compared to $8.0 million in the same period of fiscal 2002. Increases in revenue were offset by the lower gross margin rate, and higher advertising, bonus expense, workers compensation, severance and store rent and occupancy costs.

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

	2003

	Second Quarter	First Six Months

	(In thousands)
Current year same-store sales	$270,147	$522,058
Prior year same-store sales	252,623	505,972
Percent change	6.9%	3.2%

Current year same-store sales	$270,147	$522,058

Adjustment for:
Sales at new and closed stores	4,017	9,107
Deferred revenue	(890)	(2,849)
Order vs. customer receipt	(3,457)	(5,483)
Returns, remakes and refunds	(133)	(382)
Other	232	299

Store sales	269,916	522,750

Nonstore revenues	44,860	88,849

Intercompany eliminations	(7,117)	(15,691)

GAAP Basis Net Revenue	$307,659	$595,908

Liquidity and Capital Resources

     Cole National Corporation’s primary source of liquidity is funds provided from operations of its operating subsidiaries. On June 27, 2003, its wholly owned subsidiary, Cole National Group, Inc., and its operating subsidiaries amended, restated and extended its working capital line of credit. The maturity date of the credit facility was extended to February 1, 2007 from May 31, 2006. The size of the facility was adjusted to $60.0 million from $75.0 million. In addition, certain financial covenants were amended. As of the end of the second quarter of fiscal 2003, the total commitment was $60.0 million and the availability under the credit facility totaled $45.0 million after reduction for commitments outstanding of $15.0 million under letters of credit. There were no working capital borrowings outstanding at any time during the first six months of fiscal 2003 or fiscal 2002.

     The credit facility requires the principal operating subsidiaries of Cole National Group to comply with various operating covenants that restrict corporate activities, including covenants restricting the ability of the subsidiaries to incur additional indebtedness, pay dividends, prepay subordinated indebtedness, dispose of certain investments or make acquisitions. The credit facility also requires the subsidiaries of Cole National Group to comply with certain financial covenants, including covenants regarding interest coverage and maximum leverage. The Company is in compliance with the covenants in the credit agreement as of the date of this report.

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

     No significant principal payment obligations are due under the Company’s outstanding indebtedness until April 2004, when a $5.0 million principal payment is due under a 5.0% promissory note and until 2007, when the $125.0 million of 8-5/8% senior subordinated debt is due. The ability of Cole National Corporation and its subsidiaries to satisfy their obligations will be primarily dependent upon future financial and operating performance of the subsidiaries and upon Cole National Corporation’s ability to renew or refinance borrowings or raise additional capital through equity financing or sales of assets.

     Operations for the first six months of fiscal 2003 used $0.8 million of cash compared with cash provided by operations of $20.8 million in the same period of fiscal 2002. The change in operating cash was primarily attributable to lower operating results as described above in the Results of Operations section of this report and from changes in operating assets and liabilities, which used $4.2 million in the first six months of fiscal 2003, compared with $0.3 million in the first six months of fiscal 2002. Changes in accounts receivable and other assets resulted in a use of funds of $6.5 million in the first six months of fiscal 2003, compared to a use of funds of $2.9 million in the same period last year. The increase in receivables in both periods is due primarily to increased revenues at both Cole Licensed Brands and Cole Managed Vision. Changes in inventories resulted in a use of funds of $9.9 million in the first six months, compared with $6.4 million in the prior year. The increase was primarily due to earlier new product introduction, an increased mix of premium products, additional inventory needed to change the product assortment in the Canadian operations, and additional inventory needed to support the increase in store count at Cole Licensed Brands. Changes in accounts payable and accrued liabilities provided $11.0 million in the first six months of fiscal 2003, compared with $7.7 million in the prior year. The increase was primarily due to the timing of purchases and payments. Changes in accrued and refundable income taxes provided $1.4 million compared to $0.3 million in the same period last year. The change was primarily due to lower tax payments.

     Net cash from investing activities resulted in a use of funds of $21.4 million for the first six months of fiscal 2003 compared to a use of funds totaling $16.3 million in the same period of fiscal 2002. Capital expenditures, which accounted for most of the cash used for investing, were $15.5 million and $13.9 million in the first six months of fiscal 2003 and 2002, respectively. The majority of capital expenditures for both periods were for store fixtures, equipment and leasehold improvements for new stores and remodeling of existing stores. Expenditures for systems development costs totaled $4.3 million and $2.3 million for the first six months of fiscal 2003 and 2002, respectively. The Company used $3.8 million in the first six months of fiscal 2003 for a contingent payment in connection with the prior acquisition of MetLife’s managed vision business. The Company received a loan repayment from Pearle Europe totaling $2.5 million in the first six months of fiscal 2003.

     Net cash used for financing activities totaled $2.7 million in the first six months of fiscal 2003, compared with $18.9 million in the prior year. In May 2002, Cole National Group, Inc., issued $150.0 million of 8-7/8% Senior Subordinated Notes due May 2012. The net proceeds of this issuance and cash on hand were used to retire all of Cole National Group’s $150.0 million 9-7/8% Senior Subordinated Notes due 2006. Finance fees and early repayment premium of the 9-7/8% notes resulted in a net cash usage of $14.2 million. Changes in overdraft balances resulted in a use of funds totaling $3.5 million compared to $5.9 million in the prior year. The change was due to the timing of payments.

     The Company believes that funds provided from operations, including cash on hand, along with funds available under the credit facility will provide adequate sources of liquidity to allow its operating subsidiaries to continue to expand the number of stores and to fund capital expenditures and systems development costs.

Off Balance Sheet Arrangements and Contractual Commitments

     The Company leases a substantial portion of its equipment and facilities including laboratories, office and warehouse space, and retail locations. In addition, Cole Licensed Brands primarily operates departments in various host stores and pays occupancy costs solely as a percentage of sales. A more complete discussion of the Company’s lease and license commitments is included in Note 6 of the Notes to Condensed Consolidated Financial Statements.

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

Material Changes in Contingencies

     As described in the Company’s 2002 Annual Report on Form 10-K, agreements between HAL, the Company and members of Pearle Europe management require HAL and the Company to periodically offer to purchase Pearle Europe shares held by the members of Pearle Europe management. The obligations to fund the purchase of any shares as to which the offer is accepted are pro rata to HAL and to the Company based on their respective ownership interests on the date of the offer. Pursuant to these agreements, on September 3, 2003, HAL and the Company offered to purchase a total of 12,014 Pearle Europe shares from members of Pearle Europe management for a price of 5,412 Euro per share. If all of the Pearle Europe managers were to sell all of their shares at that price, the resulting obligation to the Company would have been approximately $17 million. Under certain circumstances, the members of Pearle Europe management could request that the price of the shares be evaluated by an independent expert. On September 12, 2003, following the responses from Pearle Europe management to the offer price, HAL proposed to the Company that they increase the offer. In response to the Company's request, HAL agreed to assume the Company's purchase obligation with respect to this offer and purchase 100% of the shares offered by Pearle Europe management. As a result of this assumption, on a fully diluted basis the Company's 21% ownership interest in Pearle Europe will remain unchanged, and HAL's ownership interest in Pearle Europe may increase from 68% to up to approximately 79%.

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

Forward Looking Statements

     The same-store sales in the Company’s vision segment increased in the second quarter of fiscal 2003 compared to the same period last year and the Company continues to see that trend in August, with same-store sales for the vision segment increasing in the mid single digits. Things Remembered August’s same-store sales continued their trend from the first six months of fiscal 2003. There is no assurance that these same-store sales trends will continue for the remainder of the third quarter.

     The Company expects that certain cost of revenues and operating expense trends experienced in the first half of fiscal 2003, such as higher managed care claims expense, shrink expense, product cost, workers compensation and occupancy costs, are likely to continue through the second half of fiscal 2003. The Company also expects it will continue to incur legal expenses as a result of the previously disclosed SEC investigation and California lawsuit.

     The Company’s expectations and beliefs concerning the future contained in this document are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those forecasted due to a variety of factors that can adversely affect the Company’s operating results, liquidity and financial condition such as risks associated with potential adverse consequences of the restatement of the Company’s financial statements, including those resulting from litigation or government investigations, and including the court approval of the proposed settlement of a class action lawsuit related to the restatement; restrictions or curtailment of the Company’s credit facility and other credit situations, costs and other effects associated with the California litigation, the timing and achievement of improvements in the operations of the optical business, the results of Things Remembered, which is highly dependent on the fourth quarter holiday season, the nature and extent of disruptions of the economy from terrorist activities or major health concerns and from governmental and consumer responses to such situations, the actual utilization of Cole Managed Vision funded eyewear programs, the success of new store openings and the rate at which new stores achieve profitability, the Company’s ability to select, stock and price merchandise attractive to customers, success of systems development and integration, competition in the optical industry, integration of acquired businesses, economic and weather factors affecting consumer spending, operating factors affecting customer satisfaction, including manufacturing quality of optical and engraved goods, the Company’s relationships with host stores and franchisees, the mix of goods sold, pricing and other competitive factors and the seasonality of the Company’s business.

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

     In addition, the Company is exposed to changes in the fair value of its debt portfolio, primarily resulting from the effects of changes in interest rates. The Company utilizes interest rate swaps to manage its exposure and to take advantage of favorable market interest rates. Management believes that its use of these financial instruments is in the Company’s best interest. These agreements require the Company to pay an average floating interest rate based on six month LIBOR plus 4.5375% to a counter party while receiving a fixed rate on $50.0 million of the Company’s $125.0 million 8-5/8% Senior Subordinated Notes due 2007. The agreements mature August 15, 2007 and qualify as fair value hedges. The LIBOR rate is reset in arrears. For the second quarter of fiscal 2003, the market rate for six month LIBOR was 1.15%, which resulted in a rate of 5.6838% applied from February 15, 2003 through August 2, 2003.

     A change in six-month LIBOR would affect the interest cost associated with the $50.0 million notional value of the swap agreements. A 50% change (approximately 65 basis points) in the market rates of interest for six month LIBOR as compared to the 5.6838% rate in effect for the second quarter of fiscal 2003 would increase the Company’s annual interest cost by $0.3 million.

     The Company does not enter into financial instruments for trading purposes.

Item 4.    Controls and Procedures

     (a)  Attached as Exhibits 31.1 and 31.2 to this Quarterly Report are certifications of the Company’s Chief Executive Officer and Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This portion of our Quarterly Report on Form 10-Q is our disclosure of the results of our control evaluation referred to in paragraphs (4) and (5) of the Section 302 Certifications and should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

     The Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, of the effectiveness of the Company’s design, operation and effectiveness of its disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer concluded that based on such evaluation, as of August 2, 2003, the Company’s disclosure controls and procedures were reasonably designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

     (b) There have not been any changes in the internal controls or in other factors during the quarter ended August 2, 2003 that have, or are reasonably likely to, materially affect the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

     As previously reported in the Company’s report on Form 10-Q for the quarter ended May 3, 2003, the Company is in the process of settling a class action lawsuit alleging claims for various violations of federal securities laws related to the Company’s publicly reported revenues and earnings. The action, which pleaded claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1993, named the Company and certain present and former officers and directors as defendants, sought unspecified compensatory damages, punitive damages “where appropriate”, costs, expenses and attorneys’ fees. On May 30, 2003, the Company and attorneys for the plaintiffs executed a memorandum of understanding for a settlement to resolve the lawsuit. On July 3, 2003, the Company and attorneys for the plaintiffs executed a formal Stipulation of Settlement. The settlement has received preliminary court approval but remains subject to final court approval following a fairness hearing. A charge of $2,687,500 for the settlement was recorded in the first quarter of fiscal 2003.

Item 4.    Submission of Matters to a Vote of Security Holders

     On June 25, 2003 the Company held its annual meeting of stockholders. At that meeting, the stockholders elected nine directors to serve until the next annual meeting of stockholders.

     Of the total eligible votes 16,226,562 stockholders cast votes of 13,909,702 or 85.7% of the total eligible votes. The votes cast for the election of directors were as follows:

	For	Withheld	Non-votes

Larry Pollock	13,720,719	188,983	0
Jeffrey A. Cole	12,928,066	981,636	0
Ronald E. Eilers	13,722,099	187,603	0
Timothy F. Finley	11,616,267	2,293,435	0
Irwin W. Gold	13,721,999	187,703	0
Melchert F. Groot	13,549,596	360,106	0
Peter V. Handal	13,543,699	366,003	0
Charles A. Ratner	11,614,695	2,295,007	0
Walter J. Salmon	13,717,799	191,903	0

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits. The following Exhibits are filed herewith and made a part hereof:

3.2(ii)	Amended and Restated By-Laws of Cole National Corporation, dated July 28, 2003.

10.1	Amended, restated and extended Credit Agreement, dated June 27, 2003, among Cole Vision, Things Remembered and Pearle, Inc. and Canadian Imperial Bank of Commerce.

10.2	Separation Agreement entered into as of July 16, 2003 by and among Cole National Corporation and Jeffrey A. Cole.

10.3	Assignment of Life Insurance Policy, Termination of Split-Dollar Agreement and Satisfaction of Collateral Assignment by and among Cole National Corporation and Jeffrey A. Cole.

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

The Company filed a Form 8-K (Items 7 and 9) on June 17, 2003 announcing financial results for the first fiscal quarter of 2003.

The Company filed a report on Form 8-K (Items 5 and 7) on June 27, 2003 announcing that it had amended, restated and extended its Credit Agreement with bank lenders.

The Company filed a report on Form 8-K (Items 5 and 7) on June 30, 2003 announcing that Cole National Corporation and 1-800-CONTACTS, Inc., had signed a marketing agreement under which customers of 1-800-CONTACTS can receive eye exams at a discount from a network of doctors associated with Cole National’s stores, including Pearle Vision, Sears Optical and Target Optical.

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

Date: September 15, 2003

COLE NATIONAL CORPORATION
FORM 10-Q
QUARTER ENDED AUGUST 2, 2003

EXHIBIT INDEX

Exhibit
Number	Description

3.2(ii)†	Amended and Restated By-Laws of Cole National Corporation, dated July 28, 2003.

10.1†	Amended, restated and extended Credit Agreement, dated June 27, 2003, among Cole Vision, Things Remembered and Pearle, Inc. and Canadian Imperial Bank of Commerce.

10.2†	Separation Agreement entered into as of July 16, 2003 by and among Cole National Corporation and Jeffrey A. Cole.

10.3†	Assignment of Life Insurance Policy, Termination of Split-Dollar Agreement and Satisfaction of Collateral Assignment by and among Cole National Corporation and Jeffrey A. Cole.

31.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† Filed herewith.