Form 10-Q
period 2003-11-01
COLE NATIONAL CORP /DE/
filed 2003-12-15
CIK 769644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended November 1, 2003,

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

     As of November 30, 2003, 16,608,196 shares of the registrant’s common stock were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EMPLOYMENT AGREEMENT- HYATT
EMPLOYMENT AGREEMENT-DUNN
EMPLOYMENT AGREEMENT-LUZIER
MULTI-YEAR PERFORMANCE INCENTIVE BONUS ADDENDUM
FIRST AMENDMENT TO RESTATED CREDIT AGREEMENT
LETTER OF CREDIT REIMBURSEMENT
LETTER AGREEMENT DATED MAY 31, 2000
LETTER AGREEMENT DATED MARCH 27, 1993
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF CHIEF FINANCIAL OFFICER
906 CERTIFICATIONS

COLE NATIONAL CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED NOVEMBER 1, 2003
INDEX

		Page No.
PART I. FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of November 1, 2003, November 2, 2002 and
	February 1, 2003	1
	Condensed Consolidated Statements of Operations for the 13 and 39 week periods ended
	November 1, 2003 and November 2, 2002	2
	Condensed Consolidated Statements of Cash Flows for the 39 week periods ended
	November 1, 2003 and November 2, 2002	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	12
Item 3	Quantitative and Qualitative Disclosures about Market Risk	23
Item 4	Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	24
Item 6	Exhibits and Reports on Form 8-K	24
Signatures		26
Exhibit Index		27

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

COLE NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	November 1,	November 2,	February 1,
	2003	2002	2003
Assets
Current assets:
Cash and cash equivalents	$25,677	$21,370	$42,002
Accounts receivable, less allowances of $3,831, $2,488 and $3,063, respectively	52,147	48,676	51,036
Current portion of notes receivable	6,481	2,862	8,624
Inventories	140,324	137,875	120,642
Prepaid expenses and other	21,634	26,157	24,268
Deferred income taxes	31,470	27,623	31,333

Total current assets	277,733	264,563	277,905

Property and equipment, at cost	327,221	321,363	318,914
Less — accumulated depreciation and amortization	(205,200)	(198,271)	(197,906)

Total property and equipment, net	122,021	123,092	121,008

Notes receivable, excluding current portion, less allowances of $2,787, $3,806 and $3,010, respectively	24,163	25,191	22,137
Deferred income taxes	35,238	30,459	31,905
Other assets	50,710	55,143	54,933
Other intangibles, net	50,099	46,646	50,903
Goodwill, net	85,737	85,550	85,557

Total assets	$645,701	$630,644	$644,348

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,446	$227	$232
Accounts payable	81,765	66,378	67,581
Accrued interest	8,711	8,447	8,199
Accrued liabilities	90,359	86,445	92,413
Accrued income taxes	2,140	4,757	4,957
Deferred revenue	41,055	37,754	38,014

Total current liabilities	229,476	204,008	211,396

Long-term debt, net of current portion	281,475	286,254	286,553
Other long-term liabilities	36,204	24,228	41,587
Deferred revenue, long-term	12,855	11,927	11,559
Stockholders’ equity	85,691	104,227	93,253

Total liabilities and stockholders’ equity	$645,701	$630,644	$644,348

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

COLE NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	November 1,	November 2,	November 1,	November 2,
	2003	2002	2003	2002
Net revenue	$296,507	$275,501	$892,415	$853,332
Costs and expenses:
Cost of revenues	109,229	98,294	331,336	302,783
Operating expenses	186,188	177,663	563,676	532,757

Total costs and expenses	295,417	275,957	895,012	835,540

Operating income (loss)	1,090	(456)	(2,597)	17,792
Interest and other (income) expense, net:
Interest expense	6,433	6,501	19,148	20,385
Interest and other (income), net	(1,304)	(536)	(4,186)	(4,245)
(Gain) loss on early extinguishment of debt	(15)	—	(15)	11,141

Total interest and other (income) expense, net	5,114	5,965	14,947	27,281

Income (loss) before income taxes	(4,024)	(6,421)	(17,544)	(9,489)

Income tax provision (benefit)	(2,939)	(4,494)	(4,561)	(2,742)

Net income (loss)	$(1,085)	$(1,927)	$(12,983)	$(6,747)

Earnings (loss) per common share:
Basic	$(0.07)	$(0.12)	$(0.79)	$(0.42)
Diluted	(0.07)	(0.12)	(0.79)	(0.42)
Weighted average shares:
Basic	16,443	16,276	16,359	16,205
Diluted	16,443	16,276	16,359	16,205

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

COLE NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Thirty-Nine Week Periods Ended
	November 1,	November 2,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$(12,983)	$(6,747)
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities:
Depreciation and amortization	29,824	27,239
(Gain) loss on early extinguishment of debt	(15)	11,141
Deferred income tax benefit	(3,333)	(2,590)
Noncash compensation	1,791	949
Noncash interest, foreign currency exchange (gains) losses and other, net	(1,618)	(2,409)
Increases (decreases) in cash resulting from changes in operating assets and liabilities:
Accounts and notes receivable, prepaid expenses and other assets	2,923	(5,773)
Inventories	(19,295)	(16,333)
Accounts payable, accrued liabilities and other liabilities	2,611	16,207
Accrued interest	512	1,699
Accrued and refundable income taxes	(2,820)	(4,277)

Net cash (used for) provided by operating activities	(2,403)	19,106

Cash flows from investing activities:
Purchases of property and equipment	(22,366)	(33,273)
Systems development costs	(4,912)	(3,671)
Cash paid for note receivable from third party network provider	—	(4,000)
Contingent payments for and acquisition of business	(4,048)	(978)
Investment and notes receivable in Pearle Europe, net	2,459	—
Other, net	(9)	—

Net cash used for investing activities	(28,876)	(41,922)

Cash flows from financing activities:
Repayment of long-term debt	(201)	(158,262)
Proceeds from issuance of long-term debt	—	150,000
Increase (decrease) in overdraft balances	12,138	(6,224)
Net proceeds from exercise of stock options and issuance of stock	2,726	1,191
Repayments (issuance) of notes receivable — stock options and awards, net	235	46
Payment of deferred financing fees	(239)	(5,982)
Other, net	295	118

Net cash provided by (used for) financing activities	14,954	(19,113)

Cash and cash equivalents:
Net decrease during the period	(16,325)	(41,929)
Balance, beginning of period	42,002	63,299

Balance, end of period	$25,677	$21,370

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

Nature of Operations

     The Company is a specialty service retailer operating in both host and nonhost environments, whose primary lines of business are optical products and services and personalized gifts. The Company sells its products through 2,482 company-owned retail locations and 466 franchised locations in 50 states, Canada, and the Caribbean. In connection with its optical business, the Company is a managed vision care benefits provider and claims payment administrator whose programs provide comprehensive eyecare benefits primarily marketed directly to large employers, health maintenance organizations (HMO) and other organizations. The Company has two reportable segments: Cole Vision and Things Remembered (see Note 5).

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

     Managed care claims expense, certain store lab leased equipment and manufacturing workers’ compensation and property insurance expense have been reclassified to cost of revenues from operating expenses to provide improved transparency to gross margin.

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

     A reconciliation of the changes in deferred revenue from the sale of warranty contracts and other deferred items follows (dollars in thousands):

	Thirty-Nine Week Periods Ended		Year Ended
	November 1,	November 2,	February 1,
	2003	2002	2003
Deferred revenues:
Beginning balance	$49,573	$46,511	$46,511
Warranty contracts sold	43,035	40,044	53,023
Other deferred revenue	2,234	630	1,080
Amortization of deferred revenue	(40,932)	(37,504)	(51,041)

Ending balance	$53,910	$49,681	$49,573

Cash Flows

     Net cash flows from operating activities reflect cash payments for income taxes and interest of $1,592,000 and $17,751,000, respectively, for the 39 week period ended November 1, 2003 and $4,038,000 and $18,254,000, respectively, for the 39 week period ended November 2, 2002.

     Overdrafts resulting from outstanding checks at the end of each reporting period are reclassified as current liabilities in either accounts payable or accrued expenses from cash and cash equivalents. This reclassification to accounts payable amounted to $36.6 million, $11.9 million and $28.4 million at November 1, 2003, November 2, 2002 and February 1, 2003, respectively and to accrued expenses amounted to $7.0 million, $7.1 million and $3.2 million at November 1, 2003, November 2, 2002 and February 1, 2003, respectively.

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

	Thirteen Week Periods		Thirty-Nine Week Periods
	2003	2002	2003	2002
(In thousands, except per share amounts)
Determination of shares:
Average common shares outstanding	16,443	16,276	16,359	16,205
Assumed conversion of dilutive stock options and awards	—	—	—	—

Diluted average common shares outstanding	16,443	16,276	16,359	16,205

Basic earnings (loss) per common share	$(0.07)	$(0.12)	$(0.79)	$(0.42)
Diluted earnings (loss) per common share	$(0.07)	$(0.12)	$(0.79)	$(0.42)

Total Other Comprehensive Income (Loss)

     Total other comprehensive income (loss) for the 13 and 39 week periods ended November 1, 2003 and November 2, 2002 is as follows (dollars in thousands):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	November 1,	November 2,	November 1,	November 2,
	2003	2002	2003	2002
Net income (loss)	$(1,085)	$(1,927)	$(12,983)	$(6,747)
Cumulative translation income (loss)	240	276	741	281

Total other comprehensive income (loss)	$(845)	$(1,651)	$(12,242)	$(6,466)

Stock- Based Compensation

     At November 1, 2003, the Company has various stock-based employee compensation plans which are described more fully in Note 7 of the Notes to Consolidated Financial Statements in the Company’s 2002 Annual Report on Form 10-K. The Company accounts for those plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting For Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost for the Company’s various stock option plans is reflected in net income, as no options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant.

     The following table illustrates the pro forma effect on net income and earnings per share of the Company had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”.

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	November 1,	November 2,	November 1,	November 2,
(In thousands, except per share amounts)	2003	2002	2003	2002
Net income (loss), as reported	$(1,085)	$(1,927)	$(12,983)	$(6,747)
Deductions for total stock-based employee compensation expense determined under fair value based method for all awards, net of related taxes	(150)	(619)	(833)	(1,668)

Net income (loss), pro forma	$(1,235)	$(2,546)	$(13,816)	$(8,415)

Basic earnings (loss) per common share
As reported	$(0.07)	$(0.12)	$(0.79)	$(0.42)
Pro forma	$(0.08)	$(0.16)	$(0.84)	$(0.52)
Diluted earnings (loss) per common share
As reported	$(0.07)	$(0.12)	$(0.79)	$(0.42)
Pro forma	$(0.08)	$(0.16)	$(0.84)	$(0.52)

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

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires certain variable interest entities, including certain special purpose entities, to be consolidated by the primary beneficiary if the equity investors in the entity do not have all the essential characteristics of a controlling financial interest or do not have sufficient equity at risk. FIN 46 immediately applies to entities created after January 31, 2003. On October 9, 2003, the FASB deferred the effective date for applying the provision of FIN 46 for existing variable interest entries until the end of the Company’s 2003 fourth quarter. Management is still assessing the impacts of FIN 46 on its condensed consolidated financial statements. However, it is reasonably possible that the synthetic operating lease for the Highland Heights, Ohio facility will require consolidation under FIN 46. The consolidation will result in an additional $2.3 million in assets and liabilities on the consolidated balance sheet.

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

(2) Goodwill and Other Intangible Assets

     Goodwill and tradenames are tested at least annually for impairment and are not amortized. All other intangible assets with finite lives are amortized over their estimated useful economic lives based on management’s estimates of the period that the assets will generate revenue. Other intangible assets consist of (dollars in thousands):

	November 1,	November 2,	February 1,
	2003	2002	2003
Tradename	$49,460	$49,460	$49,460
Noncompete agreements	320	840	840
Contracts	8,947	4,438	8,847
Customer records	9	—	—

	$58,736	$54,738	$59,147
Accumulated amortization	(8,637)	(8,092)	(8,244)

Other intangibles, net	$50,099	$46,646	$50,903

     During the first quarter of fiscal 2003, the Company purchased the operations of three Sears Optical departments in California for a total purchase price of $242,500. The amount allocated to the tangible fixed assets acquired including exam equipment and inventory was $29,500. The remainder of the purchase price was allocated to intangible assets under the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations”. Goodwill related to this transaction was $124,000 and noncompete agreements and customer records totaled $89,000. The decreases in the carrying amounts of noncompete agreements and accumulated amortization for the nine months ended November 1, 2003 reflect the write-off of a $600,000 agreement that had expired and was fully amortized. The change in the carrying amount of contracts for the nine months ended November 1, 2003 resulted primarily from a contingent payment for a previously acquired provider network. The additional change in the carrying amount of goodwill was due to foreign currency translation at Cole Vision. The net carrying amount of goodwill at November 1, 2003, by business segment was $64.3 million at Cole Vision and $21.4 million at Things Remembered.

(3) Long-Term Debt

     On August 15, 2003, Cole National Group retired $385,000 of 8-5/8% Senior Subordinated Notes due December 31, 2006 that the Company had received as part of the full repayment for a note receivable from the Company’s former Chairman. A $15,400 gain on early extinguishment of debt and $15,400 of compensation expense were recorded in connection with the transaction.

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

     The Company has no significant principal payment obligations under its outstanding indebtedness until the $5.0 million principal payment due in 2004 under the 5.0% promissory note and then until 2007, when the $125.0 million of 8-5/8% Senior Subordinated Notes become due.

     During the third quarter of fiscal 2002, the Company entered into interest rate swap agreements to take advantage of favorable market interest rates. These agreements require the Company to pay an average floating interest rate based on six-month LIBOR plus 4.5375% to a counter party while receiving a fixed interest rate on a portion of Cole National Group’s $125.0 million of 8-5/8% Senior Subordinated Notes due 2007. The counter party is a major commercial bank. The agreements mature August 15, 2007 and qualify as fair value hedges. The aggregate notional amount of the interest rate swap agreements is $50.0 million. At November 1, 2003, the floating rate of swaps was approximately 5.8% and the fair value of the swap agreements was an unrealized gain of approximately $0.2 million. There was no impact to earnings in the first nine months of fiscal 2003 due to hedge ineffectiveness.

(4) Credit Facility

     On June 27, 2003, the operating subsidiaries of Cole National Group, Inc. amended, restated and extended their working capital credit facility with their bank lenders. The maturity date of the credit facility was extended to February 1, 2007 from May 31, 2006. The size of the facility was adjusted to $60.0 million from $75.0 million. In addition, certain financial covenants were amended. Borrowings under the credit facility presently bear interest based on leverage ratios of Cole National Group at a rate equal to either (a) the Eurodollar Rate plus 2.50% or (b) 1.50% plus the highest of (i) the CIBC prime rate, (ii) the three-week moving average of the secondary market rates for three-month certificates of deposit plus 1.0% or (iii) the federal funds rate plus 0.5%. Cole National Group pays a commitment fee of 0.75% per annum on the total unused portion of the facility based on the percentage of revolving credit commitments used. The Company and Cole National Group guarantee this credit facility. The credit facility is secured by the assets of the operating subsidiaries of Cole National Group, Inc. On October 30, 2003, the credit facility was amended to permit indebtedness of up to $10.0 million of documentary letters of credit from sources other than the lenders and liens on inventory pursuant to documentary letters of credit issued under such financing.

     The credit facility requires the principal operating subsidiaries of Cole National Group to comply with various operating covenants that restrict corporate activities, including covenants restricting the ability of the subsidiaries to incur additional indebtedness, pay dividends, prepay subordinated indebtedness, dispose of certain investments or make acquisitions. The credit facility also requires Cole National Group to comply with certain financial covenants, including covenants regarding interest coverage and maximum leverage. Cole National Group is in compliance with the covenants in the credit agreement as of the date of this report.

     The credit facility restricts dividend payments to Cole National Group from its subsidiaries to amounts needed to pay interest on the 8-7/8% notes and the 8-5/8% notes, and certain amounts related to taxes, along with up to 0.25% of Cole National Group’s consolidated net revenue annually for other direct expenses of the Company. If certain maximum leverage targets are met, the credit facility restricts dividend payments to Cole National Group in an aggregate amount not to exceed $25.0 million to allow for the repurchase of Senior Subordinated Notes.

     As of November 1, 2003, the total availability under the credit facility totaled $46.3 million after reduction for commitments outstanding of $13.7 million under letters of credit. There were no working capital borrowings under the credit facility outstanding as of November 1, 2003 and November 2, 2002 and the maximum amount of borrowings outstanding was $7.5 million during the third quarter of fiscal 2003. There were no borrowings during the third quarter of fiscal 2002.

     As of November 1, 2003, the Company had additional documentary outstanding letters of credit of $2.1 million, which were issued under an uncommitted letter of credit facility secured by the import inventory purchased.

(5) Segment Information

     Information on the Company’s reportable segments is as follows (dollars in thousands):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	November 1,	November 2,	November 1,	November 2,
	2003	2002	2003	2002
Net revenue:
Cole Vision	$239,746	$221,778	$702,119	$672,827
Things Remembered	56,761	53,723	190,296	180,505

Total net revenue	$296,507	$275,501	$892,415	$853,332

Operating income (loss):
Cole Vision	$7,890	$6,054	$20,358	$22,251
Things Remembered	(1,128)	(2,643)	6,232	5,313

Total segment operating income	6,762	3,411	26,590	27,564
Unallocated amounts:
Corporate expenses	5,672	3,867	29,187	9,772

Total operating income (loss)	1,090	(456)	(2,597)	17,792
Interest and other (income) expense, net	5,114	5,965	14,947	27,281

Income (loss) before income taxes	$(4,024)	$(6,421)	$(17,544)	$(9,489)

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

     The Company guarantees future minimum lease payments for certain store locations leased directly by franchisees. These guarantees totaled approximately $13.0 million, $13.7 million and $13.8 million as of November 1, 2003, November 2, 2002 and February 1, 2003, respectively. Performance under a guarantee by the Company is triggered by default of a franchisee in their lease commitment. Generally, these guarantees also extend to payments of taxes and other normal expenses payable under these leases, the amounts of which are not readily quantifiable.

     Agreements between HAL Holding N.V. (“HAL”), the Company and members of Pearle Europe management require HAL and the Company to periodically offer to purchase Pearle Europe shares held by the members of Pearle Europe Management. These offers are required to be made (1) not later than September 3, 2003, (2) in May 2005, and (3) biannually in May commencing in 2007. The obligations to fund the purchase of any shares as to which the offer to purchase is accepted are pro rata to HAL and to the Company based on their respective ownership interests on the date of the offer. On September 3, 2003, HAL and the Company offered to purchase a total of 12,014 Pearle Europe shares from members of Pearle Europe management for a price of 5,412 Euro per share. On September 12, 2003, HAL agreed to assume the Company’s purchase obligation with respect to this offer and purchase 100% of the shares offered by Pearle Europe management. Following the responses from Pearle Europe management to the offer price, HAL revised the offer price to 5,768 Euro per share. As a result of this assumption, on a fully diluted basis the Company’s 21% ownership interest in Pearle Europe remains unchanged, and HAL’s ownership interest in Pearle Europe is expected to increase from 68% to approximately 79%.

     The Company’s agreement with Target Corporation, under which the Company operates licensed optical departments in 265 Target Stores, expires on January 31, 2004 unless renewed. The Company is in discussions with Target Corporation regarding the renewal of the agreement on modified terms. No assurances can be given as to the outcome of the discussions. It is estimated that exiting the Target Optical business would result in a pretax charge of approximately $22.0 million in the fourth quarter of fiscal year 2003, relating primarily to the write-down of fixed assets and inventory, and the payment of severance.

(7) Legal Proceedings

     The Company and its optical subsidiaries have been sued by the State of California, which alleges claims for various statutory violations related to the operation of 23 Pearle Vision Centers in California. The claims include untrue or misleading advertising, illegal dilation fees, unlawful advertising of eye exams, maintaining an optometrist on or near the premises of a registered dispensing optician, unlawful advertising of an optometrist, unlicensed practice of optometry, and illegal relationships between dispensing opticians, optical retailers and optometrists. The action seeks unspecified damages, restitution and injunctive relief. In July 2002, the State of California obtained a preliminary injunction to enjoin certain advertising practices and from charging dilation fees. The trial court’s decision was appealed by both the Company and the State. On November 26, 2003, the appellate court ruled on the appeal in a manner adverse to the Company with respect to continued advertising in California by Pearle Vision that expressly or implicitly advertises the furnishing of optometric services, disallowing continued advertising of the availability of optometric services with a disclaimer that had been previously approved by the trial court. The appellate court ruled in the Company’s favor with respect to charging dilation fees. The Company intends to continue the appellate process. Although the Company believes that its advertising and operational practices in California complied with California law, and there is appellate law from another district in California that supports the Company’s belief, the appellate ruling may, if unmodified, compel the Company to modify or close its activities in California. Further, the Company might be required to pay damages and or restitution in a currently undeterminable amount, the cost of which might have a material adverse effect on the Company’s operating results and cash flow in one or more periods.

     Things Remembered, Inc. settled a class action complaint in California alleging that the putative class (alleged to include 200 members) were improperly denied overtime compensation in violation of a California law. The action sought unspecified damages, interest, restitution, as well as declaratory and injunctive relief and attorneys’ fees. On February 3, 2003, Things Remembered and the plaintiffs reached an agreement to resolve the lawsuit for $562,500. Preliminary approval was received from the Court on August 1, 2003. On December 3, 2003, the Court approved final settlement of the lawsuit. A liability of $562,500 was recorded in the fourth quarter of fiscal 2002.

     Cole National Corporation settled a class action lawsuit alleging claims for various violations of federal securities laws related to the Company’s publicly reported revenues and earnings. The action, which pleaded claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, and named the Company and certain present and former officers and directors as defendants, sought unspecified compensatory damages, punitive damages “where appropriate”, costs, expenses and attorneys’ fee. On May 30, 2003, the Company and the plaintiffs reached an agreement to resolve the lawsuit. On September 29, 2003, the Court approved final settlement of the lawsuit. A charge of $2,687,500 was recorded in the first quarter of fiscal 2003 with respect to the Company’s portion of the settlement.

     Following the Company’s announcement in November 2002 of the restatement of the Company’s financial statements, the Securities and Exchange Commission began an investigation into the Company’s previous accounting. The course of this investigation or further litigation or investigations arising out of the restatement of the Company’s financial statements cannot be predicted. In addition, under certain circumstances the Company would be obliged to indemnify the individual current and former directors and officers who are named as defendants in litigation or who are or become involved in an investigation. The Company believes it has insurance that should be available with respect to litigation and certain indemnification obligations. However, if the Company is unsuccessful in defending against any such litigation, and if its insurance coverage is not available or is insufficient to cover its expenses, indemnity obligations and liability, if any, the litigation and/or investigation may have a material adverse effect on the Company’s financial condition, cash flow and results of operations.

     Cole National Group, Inc. has been named as a defendant along with numerous other retailers, in patent infringement litigation challenging the defendants’ use of bar code technology. Cole National Group, Inc. believes it has available defenses and does not expect any liability. However, if Cole National Group, Inc. were to be found liable for an infringement, it might have a material adverse effect on our operating results and cash flow in the period incurred.

     In the ordinary course of business, the Company is involved in various other legal proceedings. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations, liquidity or financial position of the Company.

(8) Subsequent Events

     On November 3, 2003, the Company entered into an agreement with Key Bank National Association to provide documentary letters of credit for import inventory purchases not to exceed $7.0 million. The letters of credit are secured by the inventory purchased.

     In November and December 2003, the Company received $17.3 million in repayment of principal and interest on certain long-term notes receivable from Pearle Europe and certain of its subsidiaries and the current note receivable from U.S. Vision. The Company expects to record other net expense of approximately $0.3 million in the fourth quarter to reflect the foreign withholding taxes and currency gains attributable to the payments received from Pearle Europe.

     See Note 7 regarding recent events in the litigation in which the Company and its optical subsidiaries have been sued by the State of California alleging various statutory violations related to the operation of 23 Pearle Vision Centers in California.

     As discussed in Note 7, on December 3, 2003, Things Remembered, Inc. received Court approval on the final settlement of the putative class action complaint regarding overtime compensation in California.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Cole National Corporation, primarily through the subsidiaries owned by its direct subsidiary, Cole National Group, Inc., is a leading provider of optical products and services and personalized gifts. The Company sells its products and services through 2,482 company-owned retail locations and 466 franchised locations in 50 states, Canada and the Caribbean.

     Fiscal years end on the Saturday closest to January 31 and are identified according to the calendar year in which they begin. For example, the fiscal year ended February 1, 2003 is referred to as “fiscal 2002.” The current fiscal year, which ends January 31, 2004, is referred to as “fiscal 2003.” Fiscal 2003 and fiscal 2002 each consists of 52 weeks.

     The Company has two reportable segments, Cole Vision and Things Remembered. Most of Cole Vision’s revenue represents sales of prescription eyewear, accessories, optical warranties and other services through its Cole Licensed Brands and Pearle Vision retail locations. Cole Vision revenue also includes sales of merchandise to franchisees, royalties based on franchise sales, initial franchise fees for Pearle Vision and capitation revenue, administrative service fee revenue and discount program service fees from its Cole Managed Vision business.

     Things Remembered’s revenue represents sales of engraveable gift merchandise, personalization and other services primarily through retail in-line stores and kiosks. Things Remembered revenue also includes direct sales through its e-commerce site, www.ThingsRemembered.com, revenues through Things Remembered catalogs and through affiliate programs direct to businesses.

Results of Operations

     The following schedule sets forth certain operating information for the third quarters and the first nine months of fiscal 2003 and fiscal 2002. This schedule and subsequent discussions should be read in conjunction with the condensed consolidated financial statements included in this Form 10-Q.

	Third Quarter			First Nine Months
	2003	2002		2003	2002
	(Dollars in millions)		Change	(Dollars in millions)		Change
Net revenue:
Cole Vision	$239.7	$221.8	8.1%	$702.1	$672.8	4.4%
Things Remembered	56.8	53.7	5.7	190.3	180.5	5.4

Total net revenue	$296.5	$275.5	7.6%	$892.4	$853.3	4.6%

Gross margin:
Cole Vision	$145.7	$137.6	5.9%	$423.7	$418.7	1.2%
Things Remembered	41.6	39.7	4.9	137.4	131.9	4.2

Total gross margin	$187.3	$177.2	5.7%	$561.1	$550.5	1.9%

Operating expenses:
Cole Vision	$137.8	$131.5	4.8%	$403.3	$396.4	1.7%
Things Remembered	42.7	42.3	1.0	131.2	126.6	3.6
Unallocated corporate expenses	5.7	3.9	46.6	29.2	9.8	198.6

Total operating expenses	$186.2	$177.7	4.8%	$563.7	$532.8	5.8%

Operating income (loss):
Cole Vision	$7.9	$6.0	30.3%	$20.4	$22.3	(8.5)%
Things Remembered	(1.1)	(2.6)	57.3	6.2	5.3	17.3
Unallocated corporate expenses	(5.7)	(3.9)	46.6	(29.2)	(9.8)	198.6

Total operating income (loss)	$1.1	$(0.5)	339.0%	$(2.6)	$17.8	(114.6)%

Percentage of net revenue:
Gross margin	63.2%	64.3%	(1.1)	62.9%	64.5%	(1.6)
Operating expenses	62.8	64.5	1.7	63.2	62.4	(0.8)
Operating income (loss)	0.4%	(0.2)%	0.6	(0.3)%	2.1%	(2.4)

Number of retail locations at the end of the period
Cole Licensed Brands	1,338	1,313
Pearle company-owned	393	415
Pearle franchised	466	447

Total Cole Vision	2,197	2,175
Things Remembered	751	781

Total Cole National	2,948	2,956

     As used in Item 2 of this Form 10-Q, same-store sales growth is a non-GAAP financial measure, which includes deferred warranty sales on a cash basis and undelivered customer orders, and does not reflect provisions for returns, remakes and certain other items. The Company’s current systems do not gather data on these items on an individual store basis. Adjustments to the cash basis sales information accumulated at the store level are made for these items on an aggregate basis. As a retailer, the Company believes that a measure of same-store sales performance is important for understanding its operations. The Company calculates same-store sales for stores opened for at least twelve months. A reconciliation of same-store sales to revenue is presented in the section “Reconciliation of Same-Store Sales Growth”. Same-store sales growth follows:

	2003
	Third Quarter	First Nine Months
Cole Licensed Brands (U.S.)	6.7%	5.2%
Pearle company-owned (U.S.)	3.9%	1.5%
Total Cole Vision	5.4%	3.6%
Things Remembered	4.4%	4.7%
Total Cole National	5.2%	3.8%
Pearle franchise stores (U.S.)	2.6%	(0.1)%

     Same-store sales for Pearle U.S. franchise stores is a non-GAAP financial measure that is provided for comparative purposes only. The Company believes that its franchisees’ method of reporting sales is consistent on a year-to-year basis.

Third Quarter Fiscal 2003 Compared to Third Quarter Fiscal 2002

Consolidated Operations

     Total revenues were $296.5 million in the third quarter of fiscal 2003, compared with $275.5 million in the same period of fiscal 2002. Total revenues increased 7.6% in the third quarter of fiscal 2003, primarily attributable to a 5.2% increase in same-store sales and increases in revenues from managed vision care programs. Same-store sales increased 6.7% at Cole Licensed Brands, 3.9% at Pearle Vision Company-owned U.S. stores and 4.4% at Things Remembered in the third quarter of fiscal 2003.

     Gross margin was $187.3 million in the third quarter of fiscal 2003, compared with $177.2 million in the same period of fiscal 2002, an increase of 5.7%. The gross margin dollar increase was attributable to higher revenues at both Cole Vision and Things Remembered. The gross margin rate for the third quarter of fiscal 2003 was 63.2%, compared to 64.3% for the third quarter of fiscal 2002. The gross margin rate at Cole Vision decreased by 1.3% from the same period last year (further discussion is included in the Cole Vision segment). The gross margin rate at Things Remembered decreased by 0.5%, primarily due to reduced revenues from gift personalization. At Cole Vision, certain central and store lab costs, including equipment lease costs, workers’ compensation for lab employees and property insurance, have been reclassified from operating expenses to cost of revenues in both years.

     Operating expenses were $186.2 million in the third quarter of fiscal 2003, compared with $177.7 million in the same period of fiscal 2002, an increase of 4.8%. Included in operating expense was an increase of $1.8 million in unallocated corporate expenses. The Company announced on October 8, 2003 that its Board of Directors had formed a Special Committee of independent directors to evaluate the Company’s strategic alternatives, including a possible merger or sale of the Company, a corporate restructuring or other alternatives. The Company incurred incremental charges of $1.5 million for legal and professional fees primarily related to this evaluation in the third quarter of fiscal 2003. The Company incurred incremental legal and professional fees of $0.8 million related to the reaudit and restatement of its financial statements and the resulting SEC investigation. The Company incurred incremental audit and professional fees of $0.5 million in the third quarter of fiscal 2003, compared to the same period last year. The increase was due to higher audit costs of $0.3 million and higher expenses of $0.2 million required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. The Company incurred in the third quarter of fiscal 2002 executive severance costs of $0.7 million and expenses totaling $0.3 million associated with the closing of the corporate office and relocating it to the Company’s facility in Twinsburg, Ohio, which were not repeated in the third quarter of fiscal 2003.

     Operating expenses at the Cole Vision and Things Remembered segments increased 3.9% primarily due to higher store payroll including fringe benefits, advertising and from rent and occupancy costs. These costs increased primarily in support of higher revenues. The Company incurred incremental systems amortization expense of $0.8 million related primarily to its Patriot Claims Management system. The Company and its optical subsidiaries have been sued by the State of California (see Note 7 of the Notes to Condensed Consolidated Financial Statements). Legal costs associated with the defense of this matter totaled $1.4 million in the third quarter of fiscal 2003, compared with $1.0 million in the same period last year. Partially offsetting these expense increases were savings from work force reductions and lower bonus expenses.

     Operating income was $1.1 million in the third quarter of fiscal 2003, compared to operating loss of $0.5 million in the same period of fiscal 2002. The improvement was attributable to higher net revenues and savings from lower bonus expenses and workforce reductions taken in fiscal 2002. These improvements were partially offset by a lower gross margin rate and higher unallocated corporate expenses related to the evaluation of strategic alternatives, legal and professional costs for the restatement and reaudit and higher professional fees.

     Interest and other (income) expense, net, was $5.1 million for the third quarter of fiscal 2003, compared to $6.0 million for the same period of fiscal 2002. The Company recorded a foreign currency gain of $0.5 million related to its investment in notes and interest receivable from Pearle Europe in the third quarter of fiscal 2003. This compared to no foreign currency gain or loss for the same period of fiscal 2002. The Company also recorded higher interest income from investments in the third quarter of fiscal 2003 compared to the same period last year.

     The Company recorded a tax benefit based on its estimated annual effective rate of 26%. The quarterly rate reflects the cumulative impact of changing the estimated annual effective rate from 12% in the second quarter of fiscal 2003 to 26%. Additionally, the estimated lower effective tax rate in fiscal 2003 compared to fiscal 2002 is based on the expected full year results and the impact of certain nondeductible expenses.

Cole Vision Segment

     Cole Vision revenues were $239.7 million in the third quarter of fiscal 2003, compared with $221.8 million in the same period of fiscal 2002, an increase of 8.1%. The revenue increase was primarily due to increased revenues at Cole Licensed Brands and increased revenues from managed vision care programs. The increase in Cole Licensed Brands revenues was primarily attributable to a 4.3% increase in same-store sales at Sears Optical. Same-store sales improved 22.4% at Target Optical and 16.2% at BJ’s Optical during the third quarter of fiscal 2003. Same-store sales results at Cole Licensed Brands were driven by increases in the average transaction size and an increase in the number of transactions. Revenues from managed vision care programs were higher primarily due to an increase in the number of capitated plans sold to employers, health plans and associations and increased laser procedure volume and program changes in laser vision correction resulting in higher revenues per procedure. Same-store sales for the third quarter of fiscal 2003 increased 3.9% at Pearle Vision Company-owned U.S. stores. Same-store sales at Pearle Vision reflected an increase in the average transaction size, partially offset by a decrease in the number of transactions. Same-store sales increases at Pearle Vision were partially offset by a lower number of company owned stores. Pearle Vision operated 22 fewer company owned stores than the same time period last year, due to the net sale of 11 Company stores to franchisees, the closure of 16 stores and the opening of 5 new stores.

     Gross margin was $145.7 million in the third quarter of fiscal 2003, compared to $137.6 million in the same period last year, an increase of 5.9% due to increased revenues, partially offset by a decrease in gross margin rate. Gross margin, as a percentage of net revenues, decreased by 1.3 percentage points at Cole Vision. Cole Managed Vision gross margin rate decreased by 3.4 percentage points due to a shift in revenue mix toward more funded programs and higher utilization within funded programs. Cole Licensed Brands gross margin rate decreased by 2.8 percentage points due primarily to higher obsolescence costs in the third quarter of fiscal 2003, higher costs associated with a shift toward premium product, and lower contact lens gross margin. Pearle Vision gross margin, as a percent of net revenues, increased by 2.6 percentage points due primarily to lower inventory shrink and lower manufacturing costs, including workers compensation costs.

     Operating expenses were $137.8 million in the third quarter of fiscal 2003, compared to $131.5 million for the same period last year, an increase of 4.8%. Operating expenses as a percent of net revenues decreased at Cole Vision by 1.8% in the third quarter of fiscal 2003, compared to the same period of fiscal 2002. Store payroll and rent and occupancy costs at Cole Vision were $2.0 million and $1.3 million higher, respectively, in the third quarter of fiscal 2003 compared to the same period last year, primarily to support the increase in revenues. Store payroll, as a percent of net revenues, was lower in the third quarter of fiscal 2003 compared to the same period last year at both Cole Licensed Brands and Pearle Vision. Advertising costs were $1.7 million higher in the third quarter of fiscal 2003 compared to the same period last year, primarily at Cole Licensed Brands due to the timing of such expenditures.

     Claims processing costs at Cole Managed Vision were $1.6 million higher in the third quarter of fiscal 2003, compared to the same period last year due primarily to $0.9 million of incremental system maintenance costs related to Health Insurance Portability and Accountability Act (HIPAA) compliance and $0.8 million of incremental systems amortization for the Company’s Patriot Claims Management system, of which a portion is prior period amortization. Additional portions of the Patriot Claims Management system were placed in service during the third quarter, and the system is now processing enrollment and eligibility for capitated plans. The Company believes that the system will require additional development throughout 2004 to meet the needs of its fee-for-service plans. The Company anticipates that a portion of these additional development expenditures will be capitalized and a portion will be expensed. In the meantime, the fee-for-service plans will continue to operate on the existing system.

     Operating expenses from the Company’s Canadian operations were $0.9 million higher in the third quarter of fiscal 2003, compared to the same period last year. This expense was due primarily to unfavorable exchange rates and higher advertising costs. The Company and its optical subsidiaries have been sued by the State of California (see Note 7 of the Notes to Condensed Consolidated Financial Statements). Legal costs associated with the defense of this matter totaled $1.4 million in the third quarter of fiscal 2003, compared with $1.0 million in the same period last year. Partially offsetting expense increases were savings from reduced bonus expense, lower paid time off (PTO) expense and work force reductions.

     Operating income at Cole Vision increased to $7.9 million in the third quarter of fiscal 2003, compared to $6.0 million in the same period of fiscal 2002. The improvement was attributable to increases in net revenue and lower bonus expense, partially offset by decreases in the gross margin rate, higher costs to support revenue increases and higher systems maintenance and amortization costs.

Things Remembered Segment

     Things Remembered revenues were $56.8 million in the third quarter of fiscal 2003, compared with $53.7 million in the same period of fiscal 2002, a 5.7% increase. The same-store sales increase of 4.4% and a 37% increase in direct channel revenues were the primary reasons for the increase. Direct channel revenues include revenues from its e-commerce site, www.ThingsRemembered.com, revenues from Things Remembered catalogs and through affiliate programs direct to businesses. Improvements in the average transaction size were offset by a lower number of transactions and a reduction in the number of stores operating at the end of the third quarter. Store count at the end of the third quarter of fiscal 2003 was 751 compared to 781 at the end of the third quarter of fiscal 2002 due to store closings.

     Gross margin was $41.6 million in the third quarter of fiscal 2003, compared to $39.7 million for the same period last year, an increase of 4.9%. Gross margin as a percent of revenues decreased 0.5% in the third quarter of fiscal 2003 compared to the same period of fiscal 2002, primarily from reduced revenues from gift personalization.

     Operating expenses were $42.7 million in the third quarter of fiscal 2003, compared to $42.3 million for the same period last year, an increase of 1.0%. Operating expenses as a percent of revenues decreased 3.5% in the third quarter of fiscal 2003 compared to the same period of fiscal 2002. Store rent and occupancy charges increased $0.6 million primarily due to a higher mix of inline mall locations than kiosks. Inline mall locations generally incur higher rent and occupancy costs than kiosks due to greater square footage requirements. Store rent and occupancy costs, as a percent of net revenues, was lower in the third quarter of fiscal 2003, than the same period last year. Things Remembered accrued higher management bonuses of $0.6 million in the third quarter of fiscal 2003 compared to the same period last year. Partially offsetting these expense increases were lower store payroll costs in the third quarter of fiscal 2003, compared to the same period last year and savings from lower legal fees, lower travel and meeting expense and work force reductions taken in fiscal 2002.

     Operating loss for the third quarter of fiscal 2003 was $1.1 million compared to $2.6 million in the same period of fiscal 2002. Increases in net revenue and savings from lower store payroll costs, travel, meetings and workforce reductions, which were taken in fiscal 2002 were partially offset by the lower gross margin rate, higher bonus expense and increased store rent and occupancy costs.

First Nine Months of Fiscal 2003 Compared to First Nine Months of Fiscal 2002

Consolidated Operations

     Total revenues were $892.4 million in the first nine months of fiscal 2003, compared with $853.3 million in the same period of fiscal 2002. Total revenues increased 4.6% in the first nine months of fiscal 2003, primarily attributable to a 3.8% increase in same-store sales and increases in revenues from managed vision care programs. Same-store sales increased 5.2% at Cole Licensed Brands, 1.5% at Pearle Vision Company-owned U.S. stores and 4.7% at Things Remembered in the first nine months of fiscal 2003.

     Gross margin was $561.1 million in the first nine months of fiscal 2003, compared with $550.5 million in the same period of fiscal 2002. The gross margin dollar increase was attributable to higher revenues at both Cole Vision and Things Remembered.

The gross margin rate for the first nine months of fiscal 2003 was 62.9%, compared to 64.5% for the same period of fiscal 2002. The gross margin rate at Cole Vision decreased by 1.9% from the same period last year (further discussion is included in the Cole Vision segment). The gross margin rate at Things Remembered decreased by 0.9%, primarily due to reduced revenues from gift personalization. Certain central and store lab costs including equipment lease costs, workers’ compensation for lab employees and property insurance, have been reclassified from operating expenses to cost of revenues in both years.

     Operating expenses were $563.7 million in the first nine months of fiscal 2003, compared with $532.8 million in the same period of fiscal 2002, an increase of 5.8%. Included in operating expense was an increase of $19.4 million in unallocated corporate expenses. The Company’s former Chairman and Chief Executive Officer retired at the annual meeting of shareholders on June 25, 2003 and the Company fulfilled its obligation, including certain contingent obligations, under his employment agreement and for retirement and life insurance benefits. These obligations required a one-time cash payment of $11.9 million with a charge to operating expenses in the second quarter of fiscal 2003 of $9.4 million. The Company incurred incremental charges of $5.1 million for legal and professional fees primarily related to the reaudit and restatement of its financial statements and the resulting SEC investigation. Settlement costs related to the class action lawsuit, alleging claims of various violations of federal securities laws related to the Company’s publicly reported revenues and earnings totaled $2.7 million. The Company incurred incremental charges of $1.5 million for legal and professional fees related to the evaluation of the Company’s strategic alternatives. The Company incurred incremental professional and legal fees of $1.1 million related to recent management changes and management initiatives. The Company incurred incremental audit and professional fees of $0.5 million in the first nine months of fiscal 2003, compared to the same period last year. The increase was due to higher audit costs of $0.3 million and higher expenses of $0.2 million required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. The Company incurred in the third quarter of fiscal 2002 executive severance costs of $0.7 million and expenses totaling $0.3 million associated with the closing of the corporate office and relocating it to the Company’s facility in Twinsburg, Ohio, which were not repeated in fiscal 2003.

     Operating expenses at the Cole Vision and Things Remembered segments increased 2.2% primarily due to higher store payroll including fringe benefits and workers’ compensation and rent and occupancy costs. These costs increased primarily in support of higher revenues. Store payroll, rent and occupancy costs as a percent of net revenue were lower in the first nine months of fiscal 2003, compared to the same period last year. Operating expenses from the Company’s Canadian operations were $2.2 million higher in the first nine months of fiscal 2003, compared to the same period last year. The increase in operating expense was due primarily to unfavorable exchange rates and costs associated with the closure of its manufacturing and distribution facility in Toronto, Canada. The Company and its optical subsidiaries have been sued by the State of California (see Note 7 of the Notes to Condensed Consolidated Financial Statements). Legal costs associated with the defense of this matter totaled $3.3 million in the first nine months of fiscal 2003, compared $2.6 million in the same period last year. Partially offsetting these expense increases were savings from bonus expense in the first nine months of fiscal 2003 compared to the same period last year and from workforce reductions taken in fiscal 2002. In addition, the first nine months of fiscal 2002 included charges of $1.0 million for the closure of 12 Target Optical stores.

     Operating loss was $2.6 million in the first nine months of fiscal 2003, compared to an operating income of $17.8 million in the same period of fiscal 2002. Increases in unallocated corporate expenses totaling $19.4 million and higher operating expenses from the Company’s Canadian operations were the primary reason for the decrease in operating results.

     Interest and other (income) expense, net, was $14.9 million for the first nine months of fiscal 2003, compared to $27.3 million for the same period of fiscal 2002. Nine month fiscal 2002 results include a loss of $11.1 million on early extinguishment of debt. The charge represents the payment of premiums and other costs of retiring Cole National Group’s 9-7/8% Senior Subordinated Notes due 2006 and the write-offs of unamortized discount and deferred financing fees. The Company recorded lower interest expense in the first nine months of fiscal 2003 compared to the same period last year, primarily due to replacement of the $150.0 million 9-7/8% Senior Subordinated Notes with the issuance of 8-7/8% Senior Subordinated Notes in May 2002 and the impact of the interest rate swap agreements. See Note 3 of the Notes to Condensed Consolidated Financial Statements. The lower interest expense was partially offset by a lower foreign currency gain recorded in the first nine months of fiscal 2003. The Company recorded a foreign currency gain of $1.5 million related to its investment in notes and interest receivable from Pearle Europe in the first nine months of fiscal 2003. This compared to a foreign currency gain of $2.0 million for the same period of fiscal 2002.

     The Company recorded a tax benefit based on its estimated annual effective rate of 26%. The estimated lower effective tax rate in fiscal 2003 compared to fiscal 2002 is based on the expected full year results and the impact of certain nondeductible expenses.

Cole Vision Segment

     Cole Vision revenues were $702.1 million in the first nine months of fiscal 2003, compared with $672.8 million in the same period of fiscal 2002, an increase of 4.4%. The revenue increase was primarily due to increased revenues at Cole Licensed Brands and increased revenues from managed vision care programs, partially offset by sales decreases at Pearle Vision. The increase in Cole Licensed Brands revenues was attributable to a 3.3% same-store sales increase at Sears Optical , an 18.9% increase in same-store sales at Target Optical and an increase in the number of store locations, primarily at Target. Same-store sales improved 10.6% at BJ’s Optical during the first nine months of fiscal 2003. Same-store sales results at Cole Licensed Brands were driven by increases in both the average transaction size and the number of transactions. Revenues from managed vision care programs were higher primarily due to an increase in the number of capitated plans sold to employers, health plans and associations, and increased laser procedure volume and program changes in laser vision correction resulting in higher revenues per procedure. Same-store sales for the first nine months of fiscal 2003 increased 1.5% at Pearle Vision Company-owned U.S. stores. Same-store sales at Pearle Vision reflected a decrease in the number of transactions, offset by an increase in the average transaction size. Same-store sales increases at Pearle Vision were offset by a lower number of Company-owned stores. Pearle Vision operated 22 fewer Company-owned stores than the same time period last year, due to the net sale of 11 Company stores to franchisees, the closure of 16 stores and the opening of 5 new stores.

     Gross margin was $423.7 million in the first nine months of fiscal 2003, compared to $418.7 million in the same period last year, an increase of 1.2% due to increased revenues, partially offset by a decrease in gross margin rate. Gross margin, as a percentage of net revenues, decreased by 1.9 percentage points at Cole Vision. Cole Managed Vision gross margin rate decreased by 7.7 percentage points due to a shift in revenue mix toward more funded programs and higher utilization within funded programs. The Company closed its manufacturing and distribution facility in Toronto, Canada in the second quarter of fiscal 2003. The operations of this facility have been absorbed by the Company’s facility in Knoxville, TN. As part of the integration of the Canadian operations into the Knoxville lab, the Company changed the Canadian product assortment. As a result, the Company recorded a $0.3 million charge to gross margin for obsolescence of inventory. The obsolescence charge, in addition to unfavorable exchange rates and lower net revenues in the first nine months resulted in $1.3 million lower gross margin from the Company’s Canadian operations. Cole Licensed Brands gross margin rate decreased by 1.5 percentage points and was impacted by higher obsolescence costs, higher costs associated with a shift toward premium product and lower contact lens gross margin. Pearle Vision gross margin, as a percent of net revenues, decreased by 0.4 percentage points, due to higher cost premium product driven by promotions and higher manufacturing costs. Partially offsetting these factors was the increase in average spectacle selling price and lower inventory shrink.

     Operating expenses were $403.3 million in the first nine months of fiscal 2003, compared to $396.4 million for the same period last year, an increase of 1.7%. Operating expenses as a percent of net revenues decreased at Cole Vision by 1.5% in the first nine months of fiscal 2003, compared to the same period of fiscal 2002. Store payroll and rent and occupancy costs at Cole Vision were $3.5 million and $2.5 million higher respectively, in the first nine months of fiscal 2003 compared to the same period last year to support increases in net revenues. Store payroll, rent and occupancy costs, as a percent of net revenues, were lower in the first nine months of fiscal 2003 compared to the same period last year. Pearle Vision recorded a $0.6 million charge for assets disposed in a prior period. The Company’s Canadian operations closed its manufacturing and distribution facility located in Toronto, Canada in second quarter of fiscal 2003. One time costs associated with the closure of the facility totaled $0.4 million. The Company and its optical subsidiaries have been sued by the State of California (see Note 7 to the Notes to Condensed Consolidated Financial Statements). Legal costs associated with the defense of this matter totaled $3.3 million in the first nine months of fiscal 2003, compared with $2.6 million in the same period last year. Fringe benefits costs increased $0.4 million in the first nine months of fiscal 2003, compared to the same period last year. Claims processing costs were the same as the prior year. Included in claims processing costs in the current year were $1.0 million of incremental maintenance cost related to HIPAA compliance and $1.1 million of incremental systems amortization offset by lower processing fees and bonus expense compared to the same period last year. There were no processing fees paid to MetLife in the first nine months of fiscal 2003 compared to $1.3 million in the same period last year.

     Partially offsetting these expense increases in fiscal 2003 were savings from lower bonus expense, a reduction of $0.6 million in advertising costs and work force reductions. The first nine months of fiscal 2002 included charges of $1.0 million for the closure of 12 Target Optical stores. Pearle Vision recorded a gain of $1.2 million on the sale of six Company-owned stores during the first nine months of fiscal 2003 compared to a gain of $0.2 million on the sale of three Company-owned stores during the first nine months of fiscal 2002.

     Operating income at Cole Vision was $20.4 million in the first nine months of fiscal 2003, compared to $22.3 million in the same period of fiscal 2002. The decrease in revenues at Pearle Vision, a lower gross margin rate at Pearle Vision, the Company’s Canadian operations, Cole Licensed Brands and Cole Managed Vision and the costs associated with the closure of the Company’s Canadian lab and manufacturing facility were partially offset by improved revenues at Cole Licensed Brands and Cole Managed Vision.

Things Remembered Segment

     Things Remembered revenues were $190.3 million in the first nine months of fiscal 2003, compared with $180.5 million in the same period of fiscal 2002, a 5.4% increase. A same-store sales increase of 4.7% and a 35% increase in direct channel revenues were the primary reasons for the increase. Direct channel revenues include revenues from its e-commerce site, www.ThingsRemembered.com, revenues from Things Remembered catalogs and through affiliate programs direct to businesses. Improvements in the average transaction size were offset by a lower number of transactions and from a reduction in the number of stores operating at the end of the third quarter. Store count at the end of the third quarter of fiscal 2003 was 751 compared to 781 at the end of the third quarter of fiscal 2002, due to store closings.

     Gross margin was $137.4 million in the first nine months of fiscal 2003, compared to $131.9 million for the same period last year, an increase of 4.2%. Gross margin as a percent of revenues decreased 0.9% in the first nine months of fiscal 2003 compared to the same period of fiscal 2002, primarily from reduced revenues from gift personalization.

     Operating expenses were $131.2 million in the first nine months of fiscal 2003, compared to $126.6 million for the same period last year, an increase of 3.6%. Operating expenses as a percent of revenues decreased 1.2% in the first nine months of fiscal 2003 compared to the same period of fiscal 2002. Store rent and occupancy charges increased $1.5 million primarily due to a higher mix of inline mall locations than kiosks. Inline mall locations generally incur higher rent and occupancy costs than kiosks due to greater square footage requirements. Store rent and occupancy costs, as a percent of net revenues, was lower for the first nine months of fiscal 2003 than the same period last year. Things Remembered accrued higher management bonuses totaling $1.5 million and incurred incremental advertising costs of $1.2 million for the first nine months of fiscal 2003, compared to the same period last year. Things Remembered recorded higher payroll costs in the first nine months of fiscal 2003, compared to the same period last year to support higher revenues and also due to increased payroll hours to comply with state statutory requirements. Store payroll costs as a percent of net revenue, were lower in the first nine months of fiscal 2003, compared to the same period last year. Workers’ compensation expense increased $0.9 million in the first nine months of fiscal 2003, compared to the same period last year. The increase was due to higher estimated workers’ compensation obligations utilizing loss development factors prepared by independent third party actuaries. Partially offsetting the expense increases were savings from travel, meetings, store depreciation and work force reductions taken in fiscal 2002.

     Operating income for the first nine months of fiscal 2003 was $6.2 million compared to $5.3 million in the same period of fiscal 2002. Increases in revenue and savings from travel, meetings, store depreciation and workforce reductions taken in fiscal 2002 were partially offset by the lower gross margin rate, and higher advertising, management bonus, workers’ compensation and store rent and occupancy costs.

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

	2003
	Third Quarter	First Nine Months
	(In thousands)
Current year same-store sales	$252,412	$774,470
Prior year same-store sales	239,967	745,939
Percent change	5.2%	3.8%

Current year same-store sales	$252,412	$774,470
Adjustment for:
Sales at new and closed stores	3,281	12,388
Deferred revenue	(1,488)	(4,337)
Order vs. customer receipt	6,200	717
Returns, remakes and refunds	(140)	(522)
Other	235	534

Store sales	260,500	783,250

Nonstore revenues	43,135	131,984

Intercompany eliminations	(7,128)	(22,819)

GAAP Basis Net Revenue	$296,507	$892,415

Liquidity and Capital Resources

     Cole National Corporation’s primary source of liquidity is funds provided from operations of its operating subsidiaries. On June 27, 2003, the operating subsidiaries of Cole National Group, Inc., amended, restated and extended their working capital line of credit. The maturity date of the credit facility was extended to February 1, 2007 from May 31, 2006. The size of the facility was adjusted to $60.0 million from $75.0 million. In addition, certain financial covenants were amended. As of the end of the third quarter of fiscal 2003, the total commitment was $60.0 million and the availability under the credit facility totaled $46.3 million after reduction for $13.7 million under letters of credit. There were no working capital borrowings outstanding as of November 1, 2003. The maximum amount of borrowings outstanding was $7.5 million and the daily average borrowing was approximately $1.0 million during the third quarter of fiscal 2003.

     The credit facility requires the principal operating subsidiaries of Cole National Group to comply with various operating covenants that restrict corporate activities, including covenants restricting the ability of the subsidiaries to incur additional indebtedness, pay dividends, prepay subordinated indebtedness, dispose of certain investments or make acquisitions. The credit facility also requires Cole National Group to comply with certain financial covenants, including covenants regarding interest coverage and maximum leverage. Cole National Group is in compliance with the covenants in the credit agreement as of the date of this report.

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

     No significant principal payment obligations are due under the Company’s outstanding indebtedness until April 2004, when a $5.0 million principal payment is due under a 5.0% promissory note and until 2007, when $125.0 million of 8-5/8% Senior Subordinated Notes become due. The ability of Cole National Corporation and its subsidiaries to satisfy their obligations will be primarily dependent upon future financial and operating performance of the subsidiaries and upon Cole National Corporation’s ability to renew or refinance borrowings or raise additional capital through equity financing or sales of assets.

     Operations for the first nine months of fiscal 2003 used $2.4 million of cash compared with cash provided by operations of $19.1 million in the same period of fiscal 2002. The change in operating cash was primarily attributable to lower operating results as described above in the Results of Operations section of this report and from changes in operating assets and liabilities, which used $16.1 million in the first nine months of fiscal 2003, compared with $8.5 million in the first nine months of fiscal 2002. Changes in accounts payable and accrued liabilities provided $2.6 million in the first nine months of fiscal 2003, compared with $16.2 million in the prior year. The decrease was primarily due to the timing of purchases and payments. Changes in inventories resulted in a use of funds of $19.3 million in the first nine months, compared with $16.3 million in the prior year. The increase was primarily due to an increased mix of premium products, additional inventory needed to change the product assortment in the Canadian operations, and additional inventory needed to support the increase in store count at Cole Licensed Brands. Changes in accounts receivable and other assets resulted in a source of funds of $2.9 million in the first nine months of fiscal 2003, compared to a use of funds of $5.8 million in the same period last year. The Company received $1.3 million in the first nine months of fiscal 2003 from interest rate swap agreements. The change compared to the prior year is due primarily to improved receivable collection at Cole Managed Vision. Changes in accrued and refundable income taxes used $2.8 million compared to $4.3 million in the same period last year. The change was primarily due to lower tax payments partially offset by a higher tax benefit.

     Net cash from investing activities resulted in a use of funds of $28.9 million for the first nine months of fiscal 2003 compared to a use of funds totaling $41.9 million in the same period of fiscal 2002. Capital expenditures, which accounted for most of the cash used for investing, were $22.4 million and $33.3 million in the first nine months of fiscal 2003 and fiscal 2002, respectively. The majority of capital expenditures for both periods were for store fixtures, equipment and leasehold improvements for new stores and remodeling of existing stores. Expenditures for systems development costs totaled $4.9 million and $3.7 million for the first nine months of fiscal 2003 and fiscal 2002, respectively. The Company used $3.8 million in the first nine months of fiscal 2003 for the last contingent payment in connection with the prior acquisition of MetLife’s managed vision business. The Company received a loan repayment from Pearle Europe totaling $2.5 million in the first nine months of fiscal 2003. In the third quarter of fiscal 2002, the Company provided a $4.0 million loan to U.S. Vision, Inc. as part of U.S. Vision’s management-led buyout. U.S. Vision is a large provider in Cole Managed Vision’s Preferred Provider network.

     Net cash provided by financing activities totaled $15.0 million in the first nine months of fiscal 2003, compared with a use of funds totaling $19.1 million in the prior year. In May 2002, Cole National Group, Inc., issued $150.0 million of 8-7/8% Senior Subordinated Notes due May 2012. The net proceeds of this issuance and cash on hand were used to retire all of Cole National Group’s $150.0 million 9-7/8% Senior Subordinated Notes due 2006. Financing fees and early repayment premium of the 9-7/8% notes resulted in a net cash usage of $14.2 million in the first nine months of fiscal 2002. Changes in overdraft balances resulted in a source of funds totaling $12.1 million in the first nine months of fiscal 2003, compared to a use of funds totaling $6.2 million in the prior year. The change was due to the timing of payments. Net proceeds from the exercise of stock options and issuance of stock provided $2.7 million in cash in the first nine months of fiscal 2003, compared to $1.2 million in the same period last year.

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

Material Changes in Contingencies

     The Company and its optical subsidiaries have been sued by the State of California, which alleges claims for various statutory violations related to the operation of 23 Pearle Vision Centers in California. The claims include untrue or misleading advertising, illegal dilation fees, unlawful advertising of eye exams, maintaining an optometrist on or near the premises of a registered dispensing optician, unlawful advertising of an optometrist, unlicensed practice of optometry, and illegal relationships between dispensing opticians, optical retailers and optometrists. The action seeks unspecified damages, restitution and injunctive relief. In

July 2002, the State of California obtained a preliminary injunction to enjoin certain advertising practices and from charging dilation fees. The trial court’s decision was appealed by both the Company and the State. On November 26, 2003, the appellate court ruled on the appeal in a manner adverse to the Company with respect to continued advertising in California by Pearle Vision that expressly or implicitly advertises the furnishing of optometric services, disallowing continued advertising of the availability of optometric services with a disclaimer that had been previously approved by the trial court. The appellate court ruled in the Company’s favor with respect to charging dilation fees. The Company intends to continue the appellate process. Although the Company believes that its advertising and operational practices in California complied with California law, and there is appellate law from another district in California that supports the Company’s belief, the appellate ruling may, if unmodified, compel the Company to modify or close its activities in California. Further, the Company might be required to pay damages and or restitution in a currently undeterminable amount. Defense costs associated with the case, as discussed under “Results of Operations,” are expected to continue. The costs associated with modification or closing of the 23 Pearle locations or the outcome of the litigation, might have a material effect on the Company’s operating results and cash flow in the period or periods in which it occurs.

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

Forward Looking Statements

     The Company announced on October 8, 2003 that its Board of Directors had formed a Special Committee of independent directors to evaluate the Company’s strategic alternatives. The Special Committee’s evaluation of strategic alternatives, including a possible merger or sale of the Company, a corporate restructuring or other alternatives, continues. There can be no assurance, however, that any transaction will be approved, or if approved, the amount or form of the consideration proposed to be payable to the Company or its shareholders, or whether a transaction will be consummated.

     The same-store sales in the Company’s vision segment increased in the third quarter of fiscal 2003 compared to the same period last year and the Company continued to see that trend in November, with same-store sales for the vision segment increasing in the mid-single digits. The performance within the segment was varied, with Cole Licensed Brands posting strong results and Pearle Vision’s company-owned stores experiencing low single-digit negative same-store sales. Things Remembered’s November same-store sales started off strongly and then flattened, increasing more than 3% overall. There is no assurance that these same-store sales trends will continue for the remainder of the year.

     The Company expects that certain cost of revenues and operating expense trends experienced in the first nine months of fiscal 2003, such as higher product costs, utilization within funded programs and occupancy costs, are likely to continue through the balance of the year. The Company also expects it will continue to incur legal and professional expenses as a result of the SEC investigation, the previously disclosed California lawsuit, and costs related to the evaluation of the Company’s strategic alternatives.

     The Company’s agreement with Target Corporation, under which the Company operates licensed optical departments in 265 Target Stores, expires on January 31, 2004 unless renewed. The Company estimates that losses at Target Optical reduced the operating income of its Cole Vision segment by $9.6 million in fiscal 2002 and $6.9 million in the first nine months of fiscal 2003. The Company is in discussions with Target Corporation regarding the renewal of the agreement on modified terms. No assurances can be given as to the outcome of the discussions. It is estimated that exiting the Target Optical business would result in a pretax charge of approximately $22.0 million in the fourth quarter of fiscal year 2003, relating primarily to the write-down of fixed assets and inventory, and the payment of severance. Approximately three-quarters of this charge would be noncash.

     The Company’s expectations and beliefs concerning the future contained in this document are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those forecasted due to a variety of factors that can adversely affect the Company’s operating results, liquidity and financial condition such as risks associated with potential adverse consequences of the restatement of the Company’s financial statements, including those resulting from litigation or government investigations, restrictions or curtailment of the Company’s credit facility and other credit situations, costs and other effects associated with the California litigation, the Company’s evaluation of strategic alternatives, the expiration or renewal of the Company’s agreement with Target Corporation, the timing and achievement of improvements in the operations of the optical business, the results of Things Remembered, which is highly dependent on the fourth quarter holiday season, the nature and extent of disruptions of the economy from terrorist activities or major health concerns and from governmental and consumer responses to such situations, the actual utilization of Cole Managed Vision funded eyewear programs, the success of new store openings and the rate at which new stores achieve profitability, the Company’s ability to select, stock and price merchandise attractive to customers, success of systems development and integration, costs and other effects associated with litigation, competition in the optical industry, integration of acquired businesses, economic and weather factors affecting consumer spending, operating factors affecting customer satisfaction, including manufacturing quality of optical and engraved goods, the Company’s relationships with host stores and franchisees, the mix of goods sold, pricing and other competitive factors and the seasonality of the Company’s business.

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

     In addition, the Company is exposed to changes in the fair value of its debt portfolio, primarily resulting from the effects of changes in interest rates. The Company utilizes interest rate swaps to manage its exposure and to take advantage of favorable market interest rates. Management believes that its use of these financial instruments is in the Company’s best interest. These agreements require the Company to pay an average floating interest rate based on six month LIBOR plus 4.5375% to a counter party while receiving a fixed rate on $50.0 million of the Company’s $125.0 million 8-5/8% Senior Subordinated Notes due 2007. The agreements mature August 15, 2007 and qualify as fair value hedges. The LIBOR rate is reset in arrears in February and August of each year. The market LIBOR rate at the end of the third quarter was 1.23%, which would result in a rate of 5.7675%. The actual rate for the third quarter will be set on February 17, 2004. The LIBOR rate for the six month period February 18 through August 15, 2003 was 1.18%, which resulted in a rate of 5.7175% for that same period.

     A change in six-month LIBOR would affect the interest cost associated with the $50.0 million notional value of the swap agreements. A 50% change (approximately 62 basis points) in the market rates would increase annual interest cost by $0.3 million.

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

     The Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, of the design, operation and effectiveness of the Company’s disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer concluded that based on such evaluation, as of November 1, 2003, the Company’s disclosure controls and procedures were effective and reasonably designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Based on evaluation, there have not been any changes in the Company’s internal control over financial reporting or in other factors during the quarter ended November 1, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     A complaint was filed in the Superior Court of California, county of San Diego against Cole National Corporation, its affiliates and certain of its officers by the Attorney General of the State of California on February 14, 2002 and amended on February 22, 2002. The case, State of California v. Cole National Corporation, et al., alleges claims for various statutory violations related to the operation of 23 Pearle Vision Centers in California. The claims include untrue or misleading advertising, illegal dilation fees, unlawful advertising of eye exams, maintaining an optometrist on or near the premises of a registered dispensing optician, unlawful advertising of an optometrist, unlicensed practice of optometry, and illegal relationships between dispensing opticians, optical retailers and optometrists. The action seeks unspecified damages, restitution and injunctive relief. In July 2002, the State of California obtained a preliminary injunction to enjoin certain advertising practices and from charging dilation fees. The trial court’s decision was appealed by both the Company and the State to the state Court of Appeal, Fourth Appellate District. On November 26, 2003, the appellate court ruled on the appeal in a manner adverse to the Company with respect to continued advertising in California by Pearle Vision that expressly or implicitly advertises the furnishing of optometric services, disallowing continued advertising of the availability of optometric services with a disclaimer that had been previously approved by the trial court. The appellate court ruled in the Company’s favor with respect to charging dilation fees. Although the Company believes that its advertising and operational practices in California complied with California law, and there is appellate law from another district in California that supports the Company’s belief, the Company can not predict with certainty the case’s outcome or costs.

     As previously reported in the Company’s report on Form 10-Q for the quarter ended August 2, 2003, a class action complaint was filed on August 14, 2002 in the Superior Court of San Francisco, California, against Things Remembered by a purported class of approximately 200 employees of Things Remembered alleging that the members of the putative class were improperly denied overtime compensation in violation of California law. The action sought unspecified damages, interest, restitution, as well as declaratory and injunctive relief and attorneys’ fees. On February 3, 2003, Things Remembered and the plaintiffs reached an agreement to resolve the lawsuit for $562,500. Preliminary approval was received from the Court on August 11, 2003. On December 3, 2003, the Court approved final settlement of the lawsuit. A liability of $562,500 was recorded in the fourth quarter of fiscal 2002.

     As previously reported in the Company’s report on Form 10-Q for the quarter ended August 2, 2003, a class action complaint was filed on December 6, 2002 in the United States District Court for the Northern District of Ohio against the Company and certain present and former officers and directors by a purported class of shareholders of the Company alleging claims for various violations of federal securities laws related to the Company’s publicly reported revenues and earnings. The action, which proposes a class period of March 23, 1999 through November 26, 2002, seeks unspecified compensatory damages, punitive damages “where appropriate”, costs, expenses and attorneys fees. On May 30, 2003, the Company and the plaintiffs reached an agreement to resolve the lawsuit. On September 29, 2003 the Court approved final settlement of the lawsuit. A charge of $2,687,500 was recorded in the first quarter of fiscal 2003 with respect to the Company’s portion of the settlement.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits. The following Exhibits are filed herewith and made a part hereof:

10.1	Employment Agreement dated September 3, 2003 between Cole National Corporation and Lawrence Hyatt.

10.2	Employment Agreement dated September 3, 2003 between Cole National Corporation and Leslie Dunn.

10.3	Employment Agreement dated September 3, 2003 between Cole National Corporation and Patricia Luzier.

10.4	Multi-Year Performance Incentive Bonus Addendum between Cole National Corporation and Larry Pollock, dated November 26, 2003.

10.5	First Amendment to the Second Credit Agreement, dated October 30, 2003, among Cole Vision Corporation, Things Remembered, Inc., Pearle, Inc., and Canadian Imperial Bank of Commerce.

10.6	Letter of Credit Reimbursement and Security agreement between Cole National Corporation and Key Bank National Association, dated November 3, 2003.

10.7	Addendum to Letter Agreement dated May 15, 2000 between Cole National Corporation and Ann M. Holt.

10.8	Addendum to Letter Agreement dated March 27, 1993 between Cole National Corporation and Joseph Gaglioti.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The Company filed a Form 8-K (Items 5 and 7) on October 8, 2003 announcing Melchert Groot had resigned from the Board and the Company’s response to receipt of an acquisition proposal from another party.

The Company filed a Form 8-K (Item 5) on September 23, 2003 announcing managed care claims expense was reclassified to cost of revenues from operating expenses for all periods presented to provide improved transparency to Cole Vision’s gross margin.

The Company furnished a report on Form 8-K (Items 7 and 9) on September 17, 2003 announcing Cole Managed Vision and Aetna had reached a four-year extension to their current agreement.

The Company furnished a report on Form 8-K (Items 7 and 12) on September 16, 2003 announcing financial results for the second fiscal quarter of 2003.

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

Ann M. Holt Senior Vice President and Corporate Controller (Principal Accounting Officer)
Date: December 15, 2003

COLE NATIONAL CORPORATION
FORM 10-Q
QUARTER ENDED NOVEMBER 1, 2003

EXHIBIT INDEX

Exhibit
Number	Description
10.1†	Employment Agreement dated September 3, 2003 between Cole National Corporation and Lawrence Hyatt.

10.2†	Employment Agreement dated September 3, 2003 between Cole National Corporation and Leslie Dunn.

10.3†	Employment Agreement dated September 3, 2003 between Cole National Corporation and Patricia Luzier.

10.4†	Multi-Year Performance Incentive Bonus Addendum between Cole National Corporation and Larry Pollock, dated November 26, 2003.

10.5†	First Amendment to the Second Credit Agreement, dated October 30, 2003, among Cole Vision Corporation, Things Remembered, Inc., Pearle, Inc., and Canadian Imperial Bank of Commerce.

10.6†	Letter of Credit Reimbursement and Security agreement between Cole National Corporation and Key Bank National Association, dated November 3, 2003.

10.7†	Addendum to Letter Agreement dated May 15, 2000 between Cole National Corporation and Ann M. Holt.

10.8†	Addendum to Letter Agreement dated March 27, 1993 between Cole National Corporation and Joseph Gaglioti.

31.1†	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2†	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† Filed herewith.