Form 10-Q/A
period 2003-11-01
COLE NATIONAL CORP /DE/
filed 2004-04-12
CIK 769644

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

EXPLANATORY NOTE

     This amendment No. 1 on Form 10-Q/A amends and restates Items 1 and 2 of Part I contained in the Company’s report on Form 10-Q for the quarterly period ended November 1, 2003 to give effect to the restatement of the Company’s condensed consolidated financial statements for the quarterly period ended November 1, 2003, as discussed in Note 9 to the Notes to Condensed Consolidated Financial Statements. Except as set forth in Items 1 and 2 of Part I below, the Company has not made any changes to, nor updated any disclosures contained in, its Form 10-Q filed December 15, 2003.

COLE NATIONAL CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
QUARTER ENDED NOVEMBER 1, 2003
INDEX

		Page No.
PART I. FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of November 1, 2003 (as restated), November 2, 2002 and
	February 1, 2003	1
	Condensed Consolidated Statements of Operations for the 13 and 39 week periods ended
	November 1, 2003 (as restated) and November 2, 2002	2
	Condensed Consolidated Statements of Cash Flows for the 39 week periods ended
	November 1, 2003 (as restated) and November 2, 2002	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	13
Item 3	Quantitative and Qualitative Disclosures about Market Risk	24
Item 4	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	25
Item 6	Exhibits and Reports on Form 8-K	25
Signatures		27
Exhibit Index		28

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

COLE NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	November 1,	November 2,	February 1,
	2003	2002	2003
	(As restated,
	see Note 9)
Assets
Current assets:
Cash and cash equivalents	$25,677	$21,370	$42,002
Accounts receivable, less allowances of $3,831, $2,488 and $3,063, respectively	52,147	48,676	51,036
Current portion of notes receivable	6,481	2,862	8,624
Inventories	140,324	137,875	120,642
Prepaid expenses and other	21,634	26,157	24,268
Deferred income taxes	31,470	27,623	31,333

Total current assets	277,733	264,563	277,905

Property and equipment, at cost	327,221	321,363	318,914
Less — accumulated depreciation and amortization	(205,200)	(198,271)	(197,906)

Total property and equipment, net	122,021	123,092	121,008

Notes receivable, excluding current portion, less allowances of $2,787, $3,806 and $3,010, respectively	24,163	25,191	22,137
Deferred income taxes	36,479	30,459	31,905
Other assets	50,710	55,143	54,933
Other intangibles, net	50,099	46,646	50,903
Goodwill, net	85,737	85,550	85,557

Total assets	$646,942	$630,644	$644,348

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,446	$227	$232
Accounts payable	81,765	66,378	67,581
Accrued interest	8,711	8,447	8,199
Accrued liabilities	90,359	86,445	92,413
Accrued income taxes	2,140	4,757	4,957
Deferred revenue	41,055	37,754	38,014

Total current liabilities	229,476	204,008	211,396

Long-term debt, net of current portion	281,475	286,254	286,553
Other long-term liabilities	36,204	24,228	41,587
Deferred revenue, long-term	12,855	11,927	11,559
Stockholders’ equity	86,932	104,227	93,253

Total liabilities and stockholders’ equity	$646,942	$630,644	$644,348

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

COLE NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	November 1,		November 1,
	2003		2003
	(As restated,	November 2,	(As restated,	November 2,
	see Note 9)	2002	see Note 9)	2002
Net revenue	$296,507	$275,501	$892,415	$853,332
Costs and expenses:
Cost of revenues	109,229	98,294	331,336	302,783
Operating expenses	189,367	177,663	566,855	532,757

Total costs and expenses	298,596	275,957	898,191	835,540

Operating income (loss)	(2,089)	(456)	(5,776)	17,792
Interest and other (income) expense, net:
Interest expense	6,433	6,501	19,148	20,385
Interest and other (income), net	(1,304)	(536)	(4,186)	(4,245)
(Gain) loss on early extinguishment of debt	(15)	—	(15)	11,141

Total interest and other (income) expense, net	5,114	5,965	14,947	27,281

Income (loss) before income taxes	(7,203)	(6,421)	(20,723)	(9,489)

Income tax provision (benefit)	(4,180)	(4,494)	(5,802)	(2,742)

Net income (loss)	$(3,023)	$(1,927)	$(14,921)	$(6,747)

Earnings (loss) per common share:
Basic	$(0.18)	$(0.12)	$(0.91)	$(0.42)
Diluted	(0.18)	(0.12)	(0.91)	(0.42)
Weighted average shares:
Basic	16,443	16,276	16,359	16,205
Diluted	16,443	16,276	16,359	16,205

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

COLE NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Thirty-Nine Week Periods Ended
	November 1,
	2003
	(As restated,	November 2,
	see Note 9)	2002
Cash flows from operating activities:
Net income (loss)	$(14,921)	$(6,747)
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities:
Depreciation and amortization	29,824	27,239
(Gain) loss on early extinguishment of debt	(15)	11,141
Deferred income tax benefit	(4,574)	(2,590)
Noncash compensation	4,970	949
Noncash interest, foreign currency exchange (gains) losses and other, net	(1,618)	(2,409)
Increases (decreases) in cash resulting from changes in operating assets and liabilities:
Accounts and notes receivable, prepaid expenses and other assets	2,923	(5,773)
Inventories	(19,295)	(16,333)
Accounts payable, accrued liabilities and other liabilities	2,611	16,207
Accrued interest	512	1,699
Accrued and refundable income taxes	(2,820)	(4,277)

Net cash (used for) provided by operating activities	(2,403)	19,106

Cash flows from investing activities:
Purchases of property and equipment	(22,366)	(33,273)
Systems development costs	(4,912)	(3,671)
Cash paid for note receivable from third party network provider	—	(4,000)
Contingent payments for and acquisition of business	(4,048)	(978)
Investment and notes receivable in Pearle Europe, net	2,459	—
Other, net	(9)	—

Net cash used for investing activities	(28,876)	(41,922)

Cash flows from financing activities:
Repayment of long-term debt	(201)	(158,262)
Proceeds from issuance of long-term debt	—	150,000
Increase (decrease) in overdraft balances	12,138	(6,224)
Net proceeds from exercise of stock options and issuance of stock	2,726	1,191
Repayments (issuance) of notes receivable — stock options and awards, net	235	46
Payment of deferred financing fees	(239)	(5,982)
Other, net	295	118

Net cash provided by (used for) financing activities	14,954	(19,113)

Cash and cash equivalents:
Net decrease during the period	(16,325)	(41,929)
Balance, beginning of period	42,002	63,299

Balance, end of period	$25,677	$21,370

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

	Thirteen Week Periods		Thirty-Nine Week Periods
	2003	2002	2003	2002
(In thousands, except per share amounts)
Determination of shares:
Average common shares outstanding	16,443	16,276	16,359	16,205
Assumed conversion of dilutive stock options and awards	—	—	—	—

Diluted average common shares outstanding	16,443	16,276	16,359	16,205

Basic earnings (loss) per common share	$(0.18)	$(0.12)	$(0.91)	$(0.42)
Diluted earnings (loss) per common share	$(0.18)	$(0.12)	$(0.91)	$(0.42)

Total Other Comprehensive Income (Loss)

     Total other comprehensive income (loss) for the 13 and 39 week periods ended November 1, 2003 and November 2, 2002 is as follows (dollars in thousands):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	November 1,	November 2,	November 1,	November 2,
	2003	2002	2003	2002
Net income (loss)	$(3,023)	$(1,927)	$(14,921)	$(6,747)
Cumulative translation income (loss)	240	276	741	281

Total other comprehensive income (loss)	$(2,783)	$(1,651)	$(14,180)	$(6,466)

Stock- Based Compensation

     At November 1, 2003, the Company has various stock-based employee compensation plans which are described more fully in Note 7 of the Notes to Consolidated Financial Statements in the Company’s 2002 Annual Report on Form 10-K.

     In accordance with APB Opinion No. 25 “Accounting for Stock Issued to Employees”, the Company measures compensation expense for employee and director stock options as the aggregate difference between the market value of its common stock and the exercise price of the options on the date that both the number of shares the grantee is entitled to receive and the exercise price are known. In fiscal 2003, certain stock options were exercised by using a feature permitting a cashless exercise of options through the use of vested options in payment of the exercise price. This feature creates an arrangement that requires variable accounting, beginning with the third quarter of fiscal 2003. Previous to the fiscal 2003 transactions, such options had been accounted for as fixed grants based on the presumption that this feature would not be utilized as evidenced by the Company’s historical experience of this feature not being used. For the stock option agreements that have this cashless exercise feature, compensation expense is measured as the amount by which the quoted market value of the shares exceeds the option price at the end of each period. All variable stock options requiring variable accounting are fully vested. Compensation expense associated with stock options requiring variable accounting was $3.2 million in the third quarter of fiscal 2003.

     The following table illustrates the pro forma effect on net income (loss) and earnings per share of the Company had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”.

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	November 1,	November 2,	November 1,	November 2,
(In thousands, except per share amounts)	2003	2002	2003	2002
Net income (loss), as reported	$(3,023)	$(1,927)	$(14,921)	$(6,747)
Additions for stock-based employee compensation expense included in reported net income, net of related taxes	2,305	331	3,173	959
Deductions for total stock-based compensation expense determined under fair value based method for all awards, net of related taxes	(388)	(950)	(1,938)	(2,627)

Net income (loss), pro forma	$(1,106)	$(2,546)	$(15,686)	$(8,415)

Basic earnings (loss) per common share
As reported	$(0.18)	$(0.12)	$(0.91)	$(0.42)
Pro forma	$(0.07)	$(0.16)	$(0.84)	$(0.52)
Diluted earnings (loss) per common share
As reported	$(0.18)	$(0.12)	$(0.91)	$(0.42)
Pro forma	$(0.07)	$(0.16)	$(0.84)	$(0.52)

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

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires certain variable interest entities, including certain special purpose entities, to be consolidated by the primary beneficiary if the equity investors in the entity do not have all the essential characteristics of a controlling financial interest or do not have sufficient equity at risk. FIN 46 immediately applies to entities created after January 31, 2003. On October 9, 2003, the FASB deferred the effective date for applying the provision of FIN 46 for existing variable interest entities until the end of the Company’s 2003 fourth quarter. Management is still assessing the impacts of FIN 46 on its condensed consolidated financial statements. However, it is reasonably possible that the synthetic operating lease for the Highland Heights, Ohio facility will require consolidation under FIN 46. The consolidation will result in an additional $2.3 million in assets and liabilities on the consolidated balance sheet.

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

(5) Segment Information

     Information on the Company’s reportable segments is as follows (dollars in thousands):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	November 1,	November 2,	November 1,	November 2,
	2003	2002	2003	2002
Net revenue:
Cole Vision	$239,746	$221,778	$702,119	$672,827
Things Remembered	56,761	53,723	190,296	180,505

Total net revenue	$296,507	$275,501	$892,415	$853,332

Operating income (loss):
Cole Vision	$7,890	$6,054	$20,358	$22,251
Things Remembered	(1,128)	(2,643)	6,232	5,313

Total segment operating income	6,762	3,411	26,590	27,564
Unallocated amounts:
Corporate expenses	8,851	3,867	32,366	9,772

Total operating income (loss)	(2,089)	(456)	(5,776)	17,792
Interest and other (income) expense, net	5,114	5,965	14,947	27,281

Income (loss) before income taxes	$(7,203)	$(6,421)	$(20,723)	$(9,489)

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

(9) Restatement

     Subsequent to the issuance of the Company’s condensed consolidated financial statements for the quarterly period ended November 1, 2003, the Company determined it needed to change the accounting for certain stock options. In accordance with APB Opinion No. 25 “Accounting for Stock Issued to Employees”, the Company measures compensation expense for employee and director stock options as the aggregate difference between the market value of its common stock and the exercise price of the options on the date that both the number of shares the grantee is entitled to receive and the exercise price are known. In fiscal 2003, certain stock options were exercised by using a feature permitting a cashless exercise of options through the use of vested options in payment of the exercise price. This feature creates an arrangement that requires variable accounting beginning with the third quarter of fiscal 2003. Previous to the fiscal 2003 transactions, such options had been accounted for as fixed grants based on the presumption that his feature would not be utilized as evidenced by the Company’s historical experience of this feature not being used. For the stock option agreements that have this cashless exercise feature, compensation expense is measured as the amount by which the quoted market value of the shares exceeds the option price at the end of each period. All variable stock options requiring variable accounting are fully vested. Compensation expense associated with stock options requiring variable accounting was $3.2 million in the third quarter of fiscal 2003.

     As a result, the accompanying condensed consolidated financial statements for the quarterly period ended November 1, 2003 have been restated from the amounts previously reported to appropriately account for this treatment. The following is a summary of the significant effects of the restatement:

	Thirteen Week Period		Thirty-Nine Week Period
	Ended		Ended
(In thousands, except per share amounts)	November 1, 2003		November 1, 2003

	As Previously		As Previously
	Reported	As Restated	Reported	As Restated

Condensed Consolidated Statement of Operations for the 13 and 39 week periods ended November 1, 2003

Operating expenses	$186,188	$189,367	$563,676	$566,855
Total costs and expenses	295,417	298,596	895,012	898,191
Operating income (loss)	1,090	(2,089)	(2,597)	(5,776)
Income (loss) before income taxes	(4,024)	(7,203)	(17,544)	(20,723)
Income tax provision (benefit)	(2,939)	(4,180)	(4,561)	(5,802)
Net income (loss)	(1,085)	(3,023)	(12,983)	(14,921)
Basic earnings per share	(0.07)	(0.18)	(0.79)	(0.91)
Diluted earnings per share	(0.07)	(0.18)	(0.79)	(0.91)

Condensed Consolidated Balance Sheet as of November 1, 2003

Long-term deferred income taxes			$35,238	$36,479
Total assets			645,701	646,942
Stockholders’ equity			85,691	86,932
Total liabilities and stockholders’ equity			645,701	646,942

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Subsequent to the issuance of the Company’s condensed consolidated financial statements for the quarterly period ended November 1, 2003, the Company determined it needed to change the accounting for certain stock options. As a result, the accompanying condensed consolidated financial statements for the quarterly period ended November 1, 2003 have been restated from the amounts previously reported to account for this change. See Note 9 of the Condensed Consolidated Financial Statements for a summary of the significant effects of the restatement.

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

Results of Operations

     The following schedule sets forth certain operating information for the third quarters and the first nine months of fiscal 2003 and fiscal 2002. This schedule and subsequent discussions should be read in conjunction with the condensed consolidated financial statements included in this Form 10-Q/A.

	Third Quarter			First Nine Months
	2003	2002		2003	2002
	(Dollars in millions)		Change	(Dollars in millions)		Change
Net revenue:
Cole Vision	$239.7	$221.8	8.1%	$702.1	$672.8	4.4%
Things Remembered	56.8	53.7	5.7	190.3	180.5	5.4

Total net revenue	$296.5	$275.5	7.6%	$892.4	$853.3	4.6%

Gross margin:
Cole Vision	$145.7	$137.6	5.9%	$423.7	$418.7	1.2%
Things Remembered	41.6	39.7	4.9	137.4	131.9	4.2

Total gross margin	$187.3	$177.2	5.7%	$561.1	$550.5	1.9%

Operating expenses:
Cole Vision	$137.8	$131.5	4.8%	$403.3	$396.4	1.7%
Things Remembered	42.7	42.3	1.0	131.2	126.6	3.6
Unallocated corporate expenses	8.9	3.9	128.8	32.4	9.8	231.2

Total operating expenses	$189.4	$177.7	6.6%	$566.9	$532.8	6.4%

Operating income (loss):
Cole Vision	$7.9	$6.0	30.3%	$20.4	$22.3	(8.5)%
Things Remembered	(1.1)	(2.6)	57.3	6.2	5.3	17.3
Unallocated corporate expenses	(8.9)	(3.9)	128.8	(32.4)	(9.8)	231.2

Total operating income (loss)	$(2.1)	$(0.5)	(358.1)%	$(5.8)	$17.8	(132.5)%

Percentage of net revenue:
Gross margin	63.2%	64.3%	(1.1)	62.9%	64.5%	(1.6)
Operating expenses	63.9	64.5	0.6	63.5	62.4	(1.1)
Operating income (loss)	(0.7)%	(0.2)%	(0.5)	(0.6)%	2.1%	(2.7)

Number of retail locations at the end of the period
Cole Licensed Brands	1,338	1,313
Pearle company-owned	393	415
Pearle franchised	466	447

Total Cole Vision	2,197	2,175
Things Remembered	751	781

Total Cole National	2,948	2,956

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

     Operating expenses were $189.4 million in the third quarter of fiscal 2003, compared with $177.7 million in the same period of fiscal 2002, an increase of 6.6%. Included in operating expense was an increase of $5.0 million in unallocated corporate expenses. Unallocated corporate expenses included compensation expense of $3.2 million for variable stock options having a feature permitting the use of vested options in payment of the exercise price. In fiscal 2003, certain stock options were exercised by using this feature. Previous to fiscal 2003, such options had been accounted for as fixed grants based on the presumption that this feature would not be utilized as evidenced by the Company’s historical experience of this feature not being used, therefore no compensation expense was recorded. The utilization of this feature in fiscal 2003 created an arrangement that requires variable accounting, beginning with the third quarter of fiscal year 2003. The Company announced on October 8, 2003 that its Board of Directors had formed a Special Committee of independent directors to evaluate the Company’s strategic alternatives, including a possible merger or sale of the Company, a corporate restructuring or other alternatives. The Company incurred incremental charges of $1.5 million for legal and professional fees primarily related to this evaluation in the third quarter of fiscal 2003. The Company incurred incremental legal and professional fees of $0.8 million related to the reaudit and restatement of its financial statements and the resulting SEC investigation. The Company incurred incremental audit and professional fees of $0.5 million in the third quarter of fiscal 2003, compared to the same period last year. The increase was due to higher audit costs of $0.3 million and higher expenses of $0.2 million required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. The Company incurred in the third quarter of fiscal 2002 executive severance costs of $0.7 million and expenses totaling $0.3 million associated with the closing of the corporate office and relocating it to the Company’s facility in Twinsburg, Ohio, which were not repeated in the third quarter of fiscal 2003.

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

     Operating loss was $2.1 million in the third quarter of fiscal 2003, compared to operating loss of $0.5 million in the same period of fiscal 2002. The change was attributable to higher unallocated corporate expenses related to variable stock options and expenses related to the evaluation of strategic alternatives, legal and professional costs for the restatement and reaudit and higher professional fees. These costs were partially offset by improvements in net revenues and savings from lower bonus expense and workforce reductions taken in fiscal 2002.

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

     The Company recorded a tax benefit based on its estimated annual effective rate of 28%. The quarterly rate reflects the cumulative impact of changing the estimated annual effective rate from 12% in the second quarter of fiscal 2003 to 28%. Additionally, the estimated lower effective tax rate in fiscal 2003 compared to fiscal 2002 is based on the expected full year results and the impact of certain nondeductible expenses.

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

     Operating expenses were $566.9 million in the first nine months of fiscal 2003, compared with $532.8 million in the same period of fiscal 2002, an increase of 6.4%. Included in operating expense was an increase of $22.6 million in unallocated corporate expenses. The Company’s former Chairman and Chief Executive Officer retired at the annual meeting of shareholders on June 25, 2003 and the Company fulfilled its obligation, including certain contingent obligations, under his employment agreement and for retirement and life insurance benefits. These obligations required a one-time cash payment of $11.9 million with a charge to operating expenses in the second quarter of fiscal 2003 of $9.4 million. The Company incurred incremental charges of $5.1 million for legal and professional fees primarily related to the reaudit and restatement of its financial statements and the resulting SEC investigation. Compensation expense included incremental costs of $3.2 million for variable stock options having a cashless exercise feature. Settlement costs related to the class action lawsuit, alleging claims of various violations of federal securities laws related to the Company’s publicly reported revenues and earnings totaled $2.7 million. The Company incurred incremental charges of $1.5 million for legal and professional fees related to the evaluation of the Company’s strategic alternatives. The Company incurred incremental professional and legal fees of $1.1 million related to recent management changes and management initiatives. The Company incurred incremental audit and professional fees of $0.5 million in the first nine months of fiscal 2003, compared to the same period last year. The increase was due to higher audit costs of $0.3 million and higher expenses of $0.2 million required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. The Company incurred in the third quarter of fiscal 2002 executive severance costs of $0.7 million and expenses totaling $0.3 million associated with the closing of the corporate office and relocating it to the Company’s facility in Twinsburg, Ohio, which were not repeated in fiscal 2003.

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

     Operating loss was $5.8 million in the first nine months of fiscal 2003, compared to an operating income of $17.8 million in the same period of fiscal 2002. Increases in unallocated corporate expenses totaling $22.6 million and higher operating expenses from the Company’s Canadian operations were the primary reason for the decrease in operating results.

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

     The Company recorded a tax benefit based on its estimated annual effective rate of 28%. The estimated lower effective tax rate in fiscal 2003 compared to fiscal 2002 is based on the expected full year results and the impact of certain nondeductible expenses.

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

     Operations for the first nine months of fiscal 2003 used $2.4 million of cash compared with cash provided by operations of $19.1 million in the same period of fiscal 2002. The change in operating cash was primarily attributable to lower operating results as described above in the Results of Operations section of this report and from changes in operating assets and liabilities, which used $16.1 million in the first nine months of fiscal 2003, compared with $8.5 million in the first nine months of fiscal 2002. Changes in accounts payable and accrued liabilities provided $2.6 million in the first nine months of fiscal 2003, compared with $16.2 million in the prior year. The decrease was primarily due to the timing of purchases and payments. Changes in inventories resulted in a use of funds of $19.3 million in the first nine months, compared with $16.3 million in the prior year. The increase was primarily due to an increased mix of premium products, additional inventory needed to change the product assortment in the Canadian operations, and additional inventory needed to support the increase in store count at Cole Licensed Brands. Changes in accounts receivable and other assets resulted in a source of funds of $2.9 million in the first nine months of fiscal 2003, compared to a use of funds of $5.8 million in the same period last year. The Company received $1.3 million in the first nine months of fiscal 2003 from interest rate swap agreements. The change compared to the prior year is due primarily to improved receivable collection at Cole Managed Vision. Changes in accrued and refundable income taxes used $2.8 million compared to $4.3 million in the same period last year. The change was primarily due to lower tax payments partially offset by a higher tax benefit. Noncash compensation was $5.0 million in the first nine months of fiscal 2003 compared to $0.9 million for the same period last year. The increase was due primarily to compensation expenses for variable stock options and for restricted stock amortization.

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

Item 4. Controls and Procedures

     (a) Attached as Exhibits 31.1 and 31.2 to this Quarterly Report are certifications of the Company’s Chief Executive Officer and Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This portion of our Quarterly Report on Form 10-Q/A is our disclosure of the results of our control evaluation referred to in paragraphs (4) and (5) of the Section 302 Certifications and should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits. The following Exhibits are filed herewith and made a part hereof:

10.1*	Employment Agreement dated September 3, 2003 between Cole National Corporation and Lawrence Hyatt.

10.2*	Employment Agreement dated September 3, 2003 between Cole National Corporation and Leslie Dunn.

10.3*	Employment Agreement dated September 3, 2003 between Cole National Corporation and Patricia Luzier.

10.4*	Multi-Year Performance Incentive Bonus Addendum between Cole National Corporation and Larry Pollock, dated November 26, 2003.

10.5*	First Amendment to the Second Credit Agreement, dated October 30, 2003, among Cole Vision Corporation, Things Remembered, Inc., Pearle, Inc., and Canadian Imperial Bank of Commerce.

10.6*	Letter of Credit Reimbursement and Security agreement between Cole National Corporation and Key Bank National Association, dated November 3, 2003.

10.7*	Addendum to Letter Agreement dated May 15, 2000 between Cole National Corporation and Ann M. Holt.

10.8*	Addendum to Letter Agreement dated March 27, 1993 between Cole National Corporation and Joseph Gaglioti.

31.1†	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2†	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

The Company furnished a report on Form 8-K (Items 7 and 12) on September 16, 2003 announcing financial results for the second fiscal quarter of 2003.

*	Filed with the original Form 10-Q filed on December 15, 2003.

†	Filed herewith.

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

Ann M. Holt Senior Vice President and Corporate Controller (Principal Accounting Officer)
Date: April 12, 2004

COLE NATIONAL CORPORATION
FORM 10-Q/A
QUARTER ENDED NOVEMBER 1, 2003

EXHIBIT INDEX

Exhibit
Number	Description
10.1*	Employment Agreement dated September 3, 2003 between Cole National Corporation and Lawrence Hyatt.

10.2*	Employment Agreement dated September 3, 2003 between Cole National Corporation and Leslie Dunn.

10.3*	Employment Agreement dated September 3, 2003 between Cole National Corporation and Patricia Luzier.

10.4*	Multi-Year Performance Incentive Bonus Addendum between Cole National Corporation and Larry Pollock, dated November 26, 2003.

10.5*	First Amendment to the Second Credit Agreement, dated October 30, 2003, among Cole Vision Corporation, Things Remembered, Inc., Pearle, Inc., and Canadian Imperial Bank of Commerce.

10.6*	Letter of Credit Reimbursement and Security agreement between Cole National Corporation and Key Bank National Association, dated November 3, 2003.

10.7*	Addendum to Letter Agreement dated May 15, 2000 between Cole National Corporation and Ann M. Holt.

10.8*	Addendum to Letter Agreement dated March 27, 1993 between Cole National Corporation and Joseph Gaglioti.

31.1†	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2†	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with the original Form 10-Q filed on December 15, 2003.

†	Filed herewith.