Form 10-K
period 2004-01-31
COLE NATIONAL CORP /DE/
filed 2004-04-12
CIK 769644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2004,

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ________ to ________.

Commission file number 1-12814

COLE NATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	34-1453189 (I.R.S. Employer Identification No.)

1925 Enterprise Parkway, Twinsburg, Ohio (Address of principal executive offices)	44087 (Zip Code)

Registrant’s telephone number, including area code: (330) 486-3100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.001 Par Value (and Common Stock purchase rights associated therewith)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days YES [X] NO [  ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES [X] NO [  ].

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of August 2, 2003 was approximately $179,500,852, based upon the last price reported for such date by the New York Stock Exchange.

     As of March 31, 2004, 16,716,868 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Forward Looking Statements

     Cole National Corporation’s (including its direct and indirect subsidiaries and predecessor companies, the “Company”) expectations and beliefs concerning the future contained in this document are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those forecasted due to a variety of factors that can adversely affect the Company’s operating results, liquidity and financial condition such as risks associated with potential adverse consequences of the restatement of the Company’s financial statements, including those resulting from litigation or government investigations, restrictions or curtailment of the Company’s credit facility and other credit situations, costs and other effects associated with the California litigation, risks that the contemplated merger between the Company and Luxottica Group S.p.A. will not be completed, uncertainty as to the timing of obtaining regulatory approvals and clearance for the Merger, the timing and achievement of improvements in the operations of the optical business, the results of Things Remembered, which is highly dependent on the fourth quarter holiday season, the nature and extent of disruptions of the economy from terrorist activities or major health concerns and from governmental and consumer responses to such situations, the actual utilization of Cole Managed Vision funded eyewear programs, the success of new store openings and the rate at which new stores achieve profitability, the Company’s ability to select, stock and price merchandise attractive to customers, success of systems development and integration, costs and other effects associated with litigation, competition in the optical industry, integration of acquired businesses, economic and weather factors affecting consumer spending, operating factors affecting customer satisfaction, including manufacturing quality of optical and engraved goods, the Company’s relationships with host stores, franchisees, and managed care clients, the mix of goods sold, pricing and other competitive factors, and the seasonality of the Company’s business.

PART I

Item 1. Business

General

     On January 26, 2004, the Company announced that it entered into a definitive merger agreement with the Luxottica Group S.p.A (the “Merger”). Under the agreement, Luxottica Group will acquire all of the outstanding shares of the Company for a cash purchase price of $22.50 per share, together with the purchase of all outstanding options and similar equity rights at the same price per share, less their respective exercise prices, for a total price of approximately $400 million. The Merger is subject to the approval of the Company’s stockholders and the satisfaction of other customary conditions, including compliance with applicable antitrust clearance requirements. On February 27, 2004 the Company and Luxottica Group filed pre-merger notifications with the U.S. antitrust authorities pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“the HSR Act”). On March 30, 2004 the Company and Luxottica Group jointly announced that they had received a request from the Federal Trade Commission (FTC) for additional information and documentary material with respect to the Merger. Accordingly, the waiting period under the HSR Act has been extended until the 30th day after the date of substantial compliance with the request by both parties, unless earlier terminated by the FTC. A special meeting of the Company’s stockholders to consider and vote upon the Merger is scheduled for April 20, 2004. The transaction is currently expected to close in the second half of 2004.

     Cole National Corporation was incorporated as a Delaware corporation in 1984 as a successor to companies that began operations approximately 60 years ago. Cole National Corporation, primarily through the subsidiaries owned by its direct subsidiary, Cole National Group, Inc., is a leading provider of vision care products and services, including managed vision care programs, and personalized gifts with 2,925 retail locations in 50 states, Canada and the Caribbean. Unless the context otherwise requires, references herein to the “Company” include Cole National Corporation, its direct and indirect subsidiaries, and its predecessor companies. The Company’s retail vision locations do business primarily under the names “Pearle Vision”, “Sears Optical”, “Target Optical” and “BJ’s Optical” and its managed vision care programs are offered primarily through Cole Managed Vision. Collectively these businesses are referred to herein as “Cole Vision.” Personalized gifts are offered through retail locations, e-commerce and catalogs by Things Remembered. The Company believes that, based on industry data, it is the third largest retail optical company in the United States and operates the only nationwide chain of personalized gift stores. The Company differentiates itself from other specialty retailers by providing value-added services at the point of sale at all of its retail locations. The Company also holds approximately a 21% interest in Pearle Europe B.V., which operates 1,487 retail optical locations in the Netherlands, Belgium, Germany, Denmark, Austria, Italy, Norway, Poland, Portugal, Estonia, Sweden, Finland and Kuwait.

     The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports available, free of charge, through its website, http://www.colenational.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

Cole Vision

     The Company’s Cole Vision segment contributed 77% of the Company’s net revenue in fiscal 2003 through the operations of 2,197 Company-owned and franchised retail locations throughout the United States, Canada, and the Caribbean as of January 31, 2004, and through Cole Managed Vision programs that provide vision care benefits to participants through access to networks of Company-owned, franchised and third-party optical locations.

Cole Licensed Brands

     Cole Licensed Brands operates principally under the “Sears Optical”, “Target Optical” and “BJ’s Optical” names. As of January 31, 2004, Cole Licensed Brands operated 1,337 retail locations in 47 states and Canada, including 831 departments on the premises of Sears department stores, 108 freestanding Sears Optical stores, 265 departments in Target stores and 133 departments in BJ’s Wholesale Club stores. Retail locations are generally operated under a lease or license arrangement through which the host store collects the sales receipts, retains an agreed upon percentage of sales and remits the remainder on a weekly or monthly basis.

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

     Each of the United States and Canadian retail locations is computer-linked to six centralized laboratory facilities, which grind, cut and fit lenses to order and ship them to the stores. Next-day delivery can be provided on most eyewear when requested by customers. All of the frames and most lenses used in eyeglasses are purchased from outside suppliers, both in the United States and several foreign countries.

     A variety of marketing and promotional efforts, primarily television, newspaper, host advertising, direct mail, and yellow pages are used to build and maintain the customer base for each of the Cole Licensed Brands stores. Host advertising includes the placement of promotional material within sales circulars or credit card billings sent out by the host store to its customers.

     The Company believes it has developed excellent relationships with the host stores in which Cole Licensed Brands operates. The Company has maintained its relationships in the optical business with Sears for over 40 years. Although leases and licenses with Sears are terminable upon relatively short notice, Cole Licensed Brands has never had a lease terminated other than in connection with a store closing, relocation or major remodeling.

Pearle

     Pearle Vision (Pearle) operates 379 Company-owned and 481 franchised stores located in 45 states, Canada, and the Caribbean. Most Pearle stores operate in either an “Express” or “Mainline” store format. Express stores contain a full surfacing lab that can produce most glasses in approximately one hour. Mainline stores can produce over 40% of prescriptions on-site in approximately one hour. At January 31, 2004, 235 of the Company-owned stores and 154 of the franchised stores were Express, with most of the balance being Mainline.

     Although the Express and Mainline stores are capable of producing glasses in approximately one hour, the Company does not believe that this capability is important to most Pearle customers. During 2003, approximately 18% of the prescription eyeglasses sold by Company-owned Pearle stores were produced in the stores and available the same day as ordered, of which less than half were available within one hour. The remaining 82% of prescriptions were not available for the customer the same day as ordered, and were either produced in the store, or at Pearle’s central laboratory in Dallas, Texas.

     The Express stores typically are located in high-traffic freestanding strip centers or mall locations with most stores averaging 3,500 square feet. The Express stores are usually staffed with a manager and a support staff of four to eight associates. Mainline stores have an average size of 2,400 square feet and are also located in freestanding buildings, or in smaller strip or regional centers. Mainline stores are usually staffed with a manager and two or three associates. Exams are available in or next to most Pearle stores by on-site doctors of optometry with approximately 70% of doctors in Company-owned stores leasing space from Pearle on an independent basis. Most of the remaining doctors are direct employees of Pearle. In California, eye exams are provided by doctors of optometry employed by Pearle Vision Care, Inc., a licensed health care service plan.

     Pearle’s marketing strategy employs a wide range of media at both the national and local levels. The franchised and Company-owned stores each contribute a percentage of revenues to Pearle’s marketing budget with a significant amount of Pearle’s marketing expenditures devoted to print, television and direct mail. Pearle’s brand positioning of high quality eyecare products and services has been reinforced by an advertising and promotions program, which includes Pearle’s long-standing advertising slogan: “Nobody Cares for Eyes More Than Pearle.”

     Pearle operates a central lab and distribution center in Dallas, Texas that inventories and distributes a comprehensive product line, including frames, eyeglass lenses, contact lenses, optical supplies and eyewear accessories, to Company-owned and franchised locations.

     Pearle has maintained a franchise program since 1980. Most of the franchised stores are single store franchise operations, with no franchisee operating more than ten stores. Each franchisee must enter into a franchise agreement requiring payment of an initial franchise fee. The term of the typical franchise agreement is equal to the lesser of ten years or the term of the underlying base lease. Royalty and advertising contributions typically have been based on a percentage of the franchisee’s gross revenues from the retail operation, excluding nonsurgical professional fees. The total monthly advertising contribution is distributed to Pearle’s system-wide advertising fund and the local co-op market advertising fund. Franchisees are generally eligible to participate in Cole Vision’s managed vision care programs. In fiscal 2003, 14 new franchise locations were opened, 11 Company-operated locations were sold to franchisees, one franchise location was converted to a Company-operated location and seven franchise locations closed.

Cole Managed Vision

     Recognizing the role that managed health care would play in the coming years, in 1988 Cole Vision Corporation created Cole Managed Vision (CMV) to bring its own unique capabilities to the vision benefit marketplace, and to provide an additional source of customers for the Company’s owned and franchised retail locations. Since then, CMV has been developing, marketing, and administering group vision benefit programs for employers, health plans and associations nationwide. Today, CMV manages funded benefits for approximately 13 million participants, and discount benefits for more than 80 million participants. Managed vision care participants comprise over a third of Cole Vision’s retail customers.

Things Remembered

     Things Remembered contributed 23% of the Company’s net revenue in fiscal 2003. As of January 31, 2004, Things Remembered operated 728 inline stores and kiosks located in large, enclosed shopping malls located in 47 states. Each location carries a wide assortment of engraveable items and provides “while you shop” personalization services for any occasion including holiday, wedding, business recognition and other special occasion gift events. Engraving is offered for items purchased at the store as well as for items purchased elsewhere. Customers can also purchase Things Remembered’s broad gift assortment through its catalogs (1-800-274-7367) and its e-commerce site, http://www.thingsremembered.com.

     Merchandise sold at Things Remembered stores and through the catalog and internet consists of a broad selection of moderately priced gift categories and items at prices generally ranging from $15 to $150. The gift offerings include writing instruments, desk accessories such as desk sets, recognition plaques and awards; women’s gifts which include sterling jewelry, jewelry boxes, and keepsake boxes; men’s gifts which include barware, valet boxes, and leather goods; gifts for newborns and children including baby cups, rattles and jewelry as well as apparel and quilts. Gifts for the home include glassware, clocks, frames, albums and a special assortment of holiday gifts such as ornaments and other collectible items. Gifts for pets include food bowls, treat jars and pet throws. Things Remembered features brand name merchandise as well as higher margin private label merchandise. Engraving for all hardline merchandise is offered at all locations. Personalization of softline merchandise, such as throws, pillows, polo shirts, bathrobes, canvas totes and baby blankets are available from all locations with personalization provided from a central fulfillment facility.

     At January 31, 2004, Things Remembered locations consisted of 464 inline stores and 264 kiosks. The typical inline store consists of about 1,300 square feet, while kiosks, which are units generally located in the center of the common mall area, are typically 200 square feet.

     Things Remembered locations are usually operated by one or two employees during nonpeak periods and up to 15 employees during the peak fourth quarter holiday season. Locations typically employ a store manager on a full-time basis, an assistant store manager on a full-time or part-time basis, and the balance of employees as part-time sales associates.

     All locations are equipped with computerized engravers and some locations have key duplicating machines. Most stores also have equipment for etching glassware items. All locations are equipped with point-of-sale terminals.

     Most of the Things Remembered’s store merchandise is shipped through its centralized warehouse and distribution facility located near Youngstown, Ohio. The warehouse utilizes a computerized carousel system to automate the process of locating merchandise needed to fulfill store orders. The warehouse also has systems and support capabilities to fulfill e-commerce and catalog orders within 72 hours.

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

Competition

     The Company operates in highly competitive businesses. Cole Vision competes with other optical companies, private ophthalmologists, optometrists and opticians and health maintenance organizations (“HMOs”) and other managed vision care companies in a highly fragmented marketplace on the basis of the services it provides, as well as price and product quality. In addition, Pearle competes on the basis of its highly recognized brand name, superior customer service and large merchandise assortment. The Company believes that, based on industry data, Cole Vision is the third largest optical retail company in the United States. Although Things Remembered operates the only nationwide chain of gift stores offering “while you shop” gift engraving, key duplicating, glass etching and monogramming, as well as related merchandise, it competes with many other retailers that sell gift items. Things Remembered competes with such other retailers primarily on the basis of the value-added point of sale services, as well as price and product quality. Some competitors have greater financial resources than the Company.

Employees

     As of January 31, 2004, the Company and its subsidiaries had approximately 9,330 full-time employees. This full-time work force is supplemented by 4,379 part-time and seasonal employees. Approximately 116 Pearle employees are represented by labor unions. The Company considers its present labor relations to be satisfactory.

Segment Information

     Information for the Company’s two reportable segments and geographical information are contained in Note 11 of the Notes to Consolidated Financial Statements.

Item 2. Properties

     In July 2001, the Company completed a third party sale and leaseback of its office headquarters located in Twinsburg, Ohio, which comprises approximately 175,000 square feet of office space. The lease expires in 2019 and includes two options to renew for ten-year terms. The Company’s executive offices and Cole Vision’s home office functions are located in this facility.

     All Cole Licensed Brands retail locations are leased or operated under a license with the host store, and none of the individual retail locations are material to operations. Leases for departments operated in Sears stores are terminable upon relatively short notice. Freestanding stores operated under the name “Sears Optical” are leased for terms which average five years. The leases for departments operated in BJ’s Wholesale Club stores expire in April 2006. The licenses for departments operated in Target stores expire in May 2007, and under certain circumstances may be extended at the Company’s option.

     Cole Licensed Brands leases six optical laboratory facilities, located in Columbus, Ohio; Knoxville, Tennessee (two); Memphis, Tennessee; Salt Lake City, Utah; and Richmond, Virginia, pursuant to leases expiring (including renewal options) between 2006 and 2017.

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

     In the second quarter of fiscal 2003 the Company closed its manufacturing and distribution facility in Toronto, Canada. The operations of this facility were absorbed by the Company’s facility in Knoxville, TN. A small headquarters and distribution facility is leased in Canada.

     Leases for Things Remembered inline stores and kiosks are generally for terms of ten and five years, respectively. Things Remembered’s home office functions are located in a 50,000 square foot leased facility in Highland Heights, Ohio. The lease expires (including renewal options) in 2007. Things Remembered leases its 210,000 square foot warehouse and distribution facility located near Youngstown, Ohio. The lease expires in 2013 and includes three options to renew for five-year terms.

Item 3. Legal Proceedings

     From time to time during the ordinary course of business, the Company may be threatened with, or may become a party to, a variety of legal actions and other proceedings incidental to its business.

     The Company and its optical subsidiaries have been sued by the State of California, which alleges claims for various statutory violations related to the operation of 23 Pearle Vision Centers in California. The claims include untrue or misleading advertising, illegal dilation fees, unlawful advertising of eye exams, maintaining an optometrist on or near the premises of a registered dispensing optician, unlawful advertising of an optometrist, unlicensed practice of optometry, and illegal relationships between dispensing opticians, optical retailers and optometrists. The action seeks unspecified damages, restitution and injunctive relief. In July 2002, the State of California obtained a preliminary injunction to enjoin certain advertising practices and from charging dilation fees. The trial court’s decision was appealed by both the Company and the State. On November 26, 2003, the appellate court ruled on the appeal in a manner adverse to the Company with respect to continued advertising in California by Pearle Vision that expressly or implicitly advertises the furnishing of optometric services, disallowing continued advertising of the availability of optometric services with a disclaimer that had been previously approved by the trial court. The appellate court ruled in the Company’s favor with respect to charging dilation fees. On March 3, 2004, the California Supreme Court granted the Company’s petition for review of the Appellate Court’s decision. Although the Company believes that its advertising and operational practices in California complied with California law, the appellate ruling may, if unmodified by the Supreme Court, compel the Company to modify or close its activities in California. Further, the Company might be required to pay damages and or restitution in a currently undeterminable amount, the cost of which might have a material adverse effect on the Company’s operating results and cash flow in one or more periods.

     Things Remembered, Inc. settled a class action complaint in California alleging that the putative class (alleged to include 200 members) were improperly denied overtime compensation in violation of California law. The action sought unspecified damages, interest, restitution, as well as declaratory and injunctive relief and attorneys’ fees. On February 3, 2003, Things Remembered and the plaintiffs reached an agreement to resolve the lawsuit for $562,500. Preliminary approval was received from the Court on August 1, 2003. On December 3, 2003, the Court approved final settlement of the lawsuit. A liability of $562,500 was recorded in the fourth quarter of fiscal 2002 and paid in the first quarter of fiscal 2004.

     Following the Company’s announcement in November 2002 of the restatement of the Company’s financial statements, the Securities and Exchange Commission began an investigation into the Company’s previous accounting. The course of this investigation or other litigation or investigations arising out of the restatement of the Company’s financial statements cannot be predicted. In addition, under certain circumstances the Company would be obliged to indemnify the individual current and former directors and officers who are named as defendants in litigation or who are or become involved in an investigation. The Company believes it has insurance that should be available with respect to a portion of its indemnification obligations. If the Company is unsuccessful in defending against the current investigation or any litigation, there may be a material adverse effect on the Company’s financial condition, cash flow and results of operations.

     Cole National Group has been named as a defendant along with numerous other retailers, in patent infringement litigation challenging the defendants’ use of bar code technology in the United States District Court of Arizona, known as Lemelson Medical, Education & Research Foundation, Limited Partnerships v. CompUSA, Inc. et. al., No. Civ. 00-0663. A stay of the proceeding has been sought and was granted, in deference to prior pending declaratory judgment suits brought by the manufacturers and suppliers of the implicated technology seeking to declare the patents in suit not infringed. On January 23, 2004, a court in Nevada entered a memorandum of decision in favor of a manufacturer declaring the Lemelson patents not infringed. This judgment is expected to be appealed by the Lemelson Partnership, and the Arizona infringement litigation against the Cole National Group will remain stayed pending the final resolution any such appeal; however, this trial court decision favors the Company and its defenses. Cole National Group believes it has available defenses and does not expect any liability. However, if Cole National Group were to be found liable for an infringement, it might have a material adverse effect on the Company’s operating results and cash flow in the period incurred.

     See Note 15 of Notes to Consolidated Financial Statements for further discussion of these legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended January 31, 2004.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     Cole National Corporation’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol “CNJ”. The following table sets forth, for the fiscal periods indicated, the high and low sales prices per share.

	Fiscal 2003		Fiscal 2002
Quarter	High	Low	High	Low
First	$11.10	$8.30	$19.65	$13.55
Second	13.50	7.45	19.03	12.45
Third	22.80	9.70	16.87	7.75
Fourth	22.30	19.91	13.99	9.54

     The Company’s dividend policy has been, and for the foreseeable future will continue to be, to retain earnings to support its growth strategy. No dividends were paid during the last two fiscal years.

     As of March 31, 2004 there were 519 shareholders of record of Cole National Corporation’s common stock.

Item 6. Selected Financial Data

     Fiscal years end on the Saturday closest to January 31 and are identified according to the calendar year in which they begin. For example, the fiscal year ended January 31, 2004 is referred to as “fiscal 2003”. Fiscal 2003, 2002, 2001 and 1999 each consisted of a 52-week period, and fiscal 2000 consisted of a 53-week period.

     The selected financial data for the 2003, 2002, 2001 and 2000 fiscal years have been derived from the Company’s audited financial statements appearing in this or the prior year’s Form 10-K. The selected financial data for fiscal year 1999 have been derived from unaudited financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

     When reading this financial data, it is important to also read the consolidated financial statements and related notes included in this Form 10-K, as well as the section of this report entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations. Historical results are not necessarily indicative of future results.

	2003	2002(2)	2001	2000	1999
	(Dollars in thousands, except per share amounts)
Net revenue	$1,201,773	$1,148,119	$1,109,123	$1,078,634	$1,041,188
Operating income	$6,001	$26,997	$28,243	$16,400	$23,800
Income (loss) before income tax	$(13,540)	$(4,153)	$2,718	$(8,889)	$1,257
Net income (loss)	$(10,683)	$(5,149)	$(2,387)	$(7,810)	$(2,110)
Earnings (loss) per common share:
Basic	$(0.65)	$(0.32)	$(0.15)	$(0.50)	$(0.14)
Diluted	$(0.65)	$(0.32)	$(0.15)	$(0.50)	$(0.14)
Weighted-average number of shares outstanding (000’s):
Basic	16,446	16,223	16,019	15,564	14,879
Diluted	16,446	16,223	16,019	15,564	14,879
Total assets	$644,500	$644,348	$636,222	$633,756	$626,054
Working capital(3)	$81,787	$66,509	$74,563	$50,887	$56,436
Stockholders’ equity	$94,087	$93,253	$108,316	$108,542	$117,443
Current ratio	1.38	1.31	1.36	1.24	1.29
Long-term debt, net of discount and current portion	$284,229	$286,553	$284,574	$284,535	$284,754
Number of stores at fiscal year end(1)	2,925	2,944	2,919	2,813	2,722

(1)	Includes franchise locations.

(2)	The Company ceased amortization of goodwill and tradenames in fiscal 2002 upon adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”.

(3)	Current assets less current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     On January 26, 2004, the Company announced that it entered into a definitive merger agreement with the Luxottica Group S.p.A. Under the agreement, Luxottica Group will acquire all of the outstanding shares of the Company for a cash purchase price of $22.50 per share, together with the purchase of all outstanding options and similar equity rights at the same price per share, less their respective exercise prices, for a total price of approximately $400 million. The merger is subject to the approval of the Company’s stockholders and the satisfaction of other customary conditions, including compliance with applicable antitrust clearance requirements. On February 27, 2004 the Company and Luxottica Group filed pre-merger notifications with the U.S. antitrust authorities pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“the HSR Act”). On March 30, 2004 the Company and Luxottica Group jointly announced that they had received a request from the Federal Trade Commission (FTC) for additional information and documentary material with respect to the Merger. Accordingly, the waiting period under the HSR Act has been extended until the 30th day after the date of substantial compliance with the request by both parties, unless earlier terminated by the FTC. A special meeting of the Company’s stockholders to consider and vote upon the merger is scheduled for April 20, 2004. The transaction is currently expected to close in the second half of 2004.

Overview

     Cole National Corporation, primarily through the subsidiaries owned by its direct subsidiary, Cole National Group, Inc., is a leading provider of optical products and services and personalized gifts. The Company sells its products and services through 2,444 Company-owned retail locations and 481 franchised locations in 50 states, Canada and the Caribbean.

     Fiscal years end on the Saturday closest to January 31 and are identified according to the calendar year in which they begin. For example, the fiscal year ended January 31, 2004 is referred to as “fiscal 2003”. Fiscal 2003, fiscal 2002 and fiscal 2001 each consisted of a 52-week period.

     The Company has two reportable segments, Cole Vision and Things Remembered. Most of Cole Vision’s revenue represents sales of prescription eyewear, accessories and services through its Cole Licensed Brands and Pearle Vision retail locations. Cole Vision revenue also includes sales of merchandise to franchisees, royalties based on franchise sales and initial franchise fees for Pearle Vision and capitation revenue, administrative service fee revenue and discount program service fees from its Cole Managed Vision business.

     Things Remembered’s revenue represents sales of engraveable gift merchandise, personalization and other services primarily through retail in-line stores and kiosks. Things Remembered revenue also includes direct sales through its e-commerce site, http://www.ThingsRemembered.com, sales through Things Remembered catalogs and through third party partner programs.

     Beginning in early 2000, management of the Company initiated a comprehensive effort to improve financial performance by rethinking all aspects of how the Company conducts its business. The strategies implemented by management since that time are based upon the following fundamental building blocks:

•	Developing business units that give clear focus to its different businesses;

•	Getting the right people in the right positions so that they can do the best job possible;

•	Developing and executing plans that are both strategic and tactical;

•	Staying focused on the customer — who they are and why, when, where, and how they buy, and;

•	Changing the corporate culture to one of greater accountability

     Since adopting this approach, the Company has fine-tuned its plans on many occasions, making adjustments in response to market conditions and the external environment. However, the overall direction has remained constant, and the Company believes that its strategies have generally been successful. One way that the Company measures its progress in the vision segment is by comparing its same store sales growth with the sales growth in the overall optical retail industry as reported by Jobson Optical Research Group. As indicated by the table below, the Company’s vision segment same store sales grew faster than the industry in fiscal 2003, 2002 and 2001.

Percentage Growth in Sales

	Cole Vision Segment	Optical Retail Industry(1)	Difference
2001	2.6%	(3.7)%	6.3 pts
2002	3.3%	1.5%	1.8 pts
2003	3.8%	0.6%	3.2 pts

     (1) As reported by Jobson Optical Research Group.

     Things Remembered also grew same store sales in fiscal 2003, despite a difficult retail environment, by developing new product lines, including children’s, pet accessories, sterling silver jewelry, gift bags and spa/resort. Their direct channel business grew at 44% and 36%, in fiscal 2003 and 2002, respectively as Things Remembered continues to tap into new avenues of selling to its customers.

     The Company has faced many challenges over the past two years. On October 8, 2003 the Company announced that it had received an unsolicited offer to acquire the Company, and that its Board of Directors had formed a Special Committee of independent directors on July 28, 2003 to evaluate the Company’s strategic alternatives. The work of this committee resulted in the definitive merger agreement between the Company and Luxottica Group S.p.A. Further information regarding this agreement can be found in Note 16 of the Notes to Consolidated Financial Statements included in this Form 10-K and in the definitive proxy statement filed by the Company on March 15, 2004. The Company’s former Chairman and Chief Executive Officer retired at the annual meeting of shareholders on June 25, 2003. With the filing of its Form 10-K for the 2002 fiscal year on May 16, 2003, the Company completed a restatement of its financial results beginning in 1998, which also required re-audits of fiscal years 2000 and 2001. As a result of the restatement, the Company was named as a defendant in a class action lawsuit, and is the subject of an SEC investigation. The class action lawsuit was resolved and the Court approved final settlement on September 29, 2003. The SEC investigation is ongoing. Despite these challenges and potential distractions, the Company has continued to grow the business by focusing on the fundamental building blocks discussed above. Further information about these matters and the Company’s performance is included below.

Results of Operations

     The following schedule sets forth the results from continuing operations for the fiscal years ended January 31, 2004, February 1, 2003, and February 2, 2002. This schedule and subsequent discussions should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this Form 10-K.

	Fiscal Year			% Change Fav/(Unfav)
				2003 vs.	2002 vs.
(Dollars in millions)	2003	2002	2001	2002	2001
Net revenue:
Cole Vision	$919.5	$877.5	$836.8	4.8%	4.9%
Things Remembered	282.3	270.6	272.3	4.3	(0.6)

Total net revenue	$1,201.8	$1,148.1	$1,109.1	4.7%	3.5%

Gross margin:
Cole Vision	$553.3	$543.8	$519.9	1.7%	4.6%
Things Remembered	199.7	192.1	193.8	4.0	(0.9)

Total gross margin	$753.0	$735.9	$713.7	2.3%	3.1%

Operating expenses:
Cole Vision	$528.4	$513.2	$500.7	(3.0)%	(2.5)%
Things Remembered	178.3	177.0	168.8	(0.7)	(4.9)
Unallocated corporate expense	40.3	18.7	11.0	(116.0)	(69.4)

Total operating expenses	$747.0	$708.9	$680.5	(5.4)%	(4.2)%

Goodwill and tradename amortization:
Cole Vision	$—	$—	$4.1	—%	(100.0)%
Things Remembered	—	—	0.9	—	(100.0)

Total goodwill and tradename amortization	$—	$—	$5.0	—%	(100.0)%

Operating income:
Cole Vision	$24.9	$30.6	$15.1	(18.7)%	102.5%
Things Remembered	21.4	15.1	24.1	42.3	(37.6)
Unallocated corporate expense	(40.3)	(18.7)	(11.0)	(116.0)	(69.4)

Total operating income	$6.0	$27.0	$28.2	(77.8)%	(4.4)%

     Information on the number of the Company’s retail locations by business open at January 31, 2004, February 1, 2003 and February 2, 2002 is presented below:

Number of retail locations at the end	Fiscal Year
of the period	2003	2002	2001
Sears Optical	939	943	942
Target Optical	265	241	224
BJ’s Optical	133	126	116

Total Cole Licensed Brands	1,337	1,310	1,282
Pearle Company-owned	379	400	423
Pearle franchised	481	464	440

Total Cole Vision	2,197	2,174	2,145
Things Remembered	728	770	774

Total Cole National	2,925	2,944	2,919

     Results of operations below are reflected as a percentage of net revenues. Data for the Cole Vision and Things Remembered segments are shown as a percentage of their respective net revenues. Unallocated corporate expenses and classification totals are shown as a percentage of total net revenues.

	Fiscal Year
	2003	2002	2001
Gross margin:
Cole Vision	60.2%	62.0%	62.1%
Things Remembered	70.8%	71.0%	71.2%
Total gross margin	62.7%	64.1%	64.3%
Operating expenses:
Cole Vision	57.5%	58.5%	59.8%
Things Remembered	63.2%	65.4%	62.0%
Unallocated corporate expense	3.4%	1.6%	1.0%
Total operating expenses	62.2%	61.7%	61.4%
Goodwill and tradename amortization:
Cole Vision	0.0%	0.0%	0.5%
Things Remembered	0.0%	0.0%	0.3%
Total goodwill and tradename amortization	0.0%	0.0%	0.5%
Operating income:
Cole Vision	2.7%	3.5%	1.8%
Things Remembered	7.6%	5.6%	8.9%
Unallocated corporate expense	(3.4)%	(1.6)%	(1.0)%
Total operating income	0.5%	2.4%	2.5%

     As used in Item 7 of this Form 10-K, same store sales growth is a non-GAAP financial measure, which includes deferred warranty sales on a cash basis and undelivered customer orders, and does not reflect provisions for returns, remakes and certain other items. The Company’s current systems do not gather data on these items on an individual store basis. Adjustments to the cash basis sales information accumulated at the store level are made for these items on an aggregate basis. As a retailer, the Company believes that a measure of same store sales performance is important to investors and management for understanding its operations. The Company calculates same store sales for stores opened for at least twelve months. A reconciliation of same store sales to net revenue is presented below in the section “Reconciliation of Same Store Sales Growth”. Same store sales growth follows:

	Fiscal Year
	2003	2002	2001
Sears Optical (U.S.)	3.8%	2.0%	3.2%
Target Optical	18.5%	27.8%	19.3%
BJ’s Optical	11.8%	1.9%	4.3%
Cole Licensed Brands (U.S.)	5.7%	3.7%	3.8%
Pearle Vision Company-owned (U.S.)	0.8%	4.0%	2.6%
Total Cole Vision	3.8%	3.3%	2.6%
Things Remembered	3.7%	(2.5)%	(1.8)%
Total Cole National	3.7%	1.8%	1.4%
Pearle Vision U.S. franchise stores	(0.3)%	1.1%	0.0%

     Same store sales for Pearle U.S. franchise stores is a non-GAAP financial measure that is provided for comparative purposes only. The Company believes that its franchisees’ method of reporting sales is consistent on a year-to-year basis.

Net Revenues

Consolidated Operations

     Net revenues were $1,201.8 million in fiscal 2003, compared with $1,148.1 million in fiscal 2002 and $1,109.1 million in fiscal 2001. Compared to the same period the previous year, net revenues increased 4.7% in fiscal 2003 and 3.5% in fiscal 2002, primarily attributable to a 3.7% and 1.8% increase in same store sales in fiscal 2003 and fiscal 2002, respectively and an increase in revenues from managed vision care programs in both years. Also impacting the change in net revenues is the number of stores open. There were 2,925 locations open at the end of fiscal 2003, compared to 2,944 and 2,919 open at the end of fiscal 2002 and fiscal 2001, respectively.

Cole Vision Segment

     Cole Vision revenues were $919.5 million in fiscal 2003, compared with $877.5 million and $836.8 million in fiscal 2002 and fiscal 2001, respectively, an increase compared to the same period the previous year of 4.8% and 4.9%, respectively.

     In fiscal 2003 compared to fiscal 2002, the revenue increase of 4.8% was primarily due to increased revenues at Cole Licensed Brands and from managed vision care programs, partially offset by revenue decreases at Pearle Vision U.S. The increase in Cole Licensed Brands revenues was attributable to same store sales increases at all brands and an increase in the number of store locations, primarily at Target Optical. Same store sales at Cole Licensed Brands were driven by increases in the average transaction size and an increase in the number of transactions. A continuing focus on selling premium products and additional features were the key factors in the average transaction size increase. The increase in the number of transactions was due to increases at Target Optical and BJ’s Optical, partially offset by a transaction decrease at Sears Optical. Revenues from managed vision care programs were higher than last year primarily due to an increase in the number of capitated plans sold to employers, health plans and associations, and increased laser procedure volume. Although revenues decreased at Pearle Vision Company-owned stores, same store sales in fiscal 2003 increased 0.8% due to an increase in the average transaction size partially offset by a decrease in the number of transactions. Improved merchandise assortment and selling skills at the store level and rollout of a new Pearle Preferred Credit Card are the primary drivers of the increase in average transaction size. The Company believes that the decrease in the number of transactions is due primarily to the increasingly competitive and promotional nature of the optical retail industry. Offsetting the same store sales increases at Pearle Vision were a lower number of Company-owned stores. Pearle Vision operated 21 fewer Company-owned stores at the end of fiscal 2003 than it did at the end of fiscal 2002, due to the net sale of 11 Company stores to franchisees, the closure of 15 stores and the opening of 5 new stores. The Company is continuing to divest Company-owned stores in markets that are predominantly franchised in order to lower its store supervision costs, and provide growth opportunities for franchisees already operating in those markets.

     In fiscal 2002 compared to fiscal 2001, the revenue increase of 4.9% was due to increased revenues at Cole Licensed Brands, Pearle Vision U.S. and increased revenues from managed vision care programs. The increase in Cole Licensed Brands revenues was attributable to same store sales increases at Sears Optical and Target Optical and an increase in the number of store locations, primarily at Target Optical. These same store sales increases were driven by increased average transaction size and sales of accessories. New premium product introductions at both Sears Optical and Target Optical, partially offset by increased sales of contact lenses, were a key factor in the average selling price increase. Same store sales increased 4.0% at Pearle Vision Company-owned U.S.

stores, primarily reflecting an increase in average transaction size. Improved merchandise assortment and selling skills at the store level have resulted in a higher rate of multi-pair purchases and increased sales of additional features. Cole Managed Vision revenues also increased from the prior year, due to increases in claims revenue and administrative service only (ASO) fees and the addition of laser procedure revenue.

Things Remembered Segment

     Things Remembered revenues were $282.3 million in fiscal 2003, compared with $270.6 million and $272.3 million in fiscal 2002 and fiscal 2001, respectively, a 4.3% increase and 0.6% decrease compared to the same period the previous year, respectively.

     In fiscal 2003 compared to fiscal 2002, a same store sales increase of 3.7% and a 44% increase in direct channel revenues were the primary reason for the increase in revenues. Direct channel revenues include revenues from its e-commerce site, www.ThingsRemembered.com, revenues from Things Remembered catalogs, and revenues generated through third party partner programs. Improvements in the average transaction size were partially offset by a lower number of transactions and from a reduction in the number of stores operating. There were 728 Things Remembered store locations operating at the end of fiscal 2003, compared to 770 at the end of fiscal 2002. The reduction was due primarily to the Company’s decision to allow the leases at under- performing stores to expire.

     In fiscal 2002 compared to fiscal 2001, the decrease in net revenues of 0.6% was primarily due to a same store sales decrease of 2.5% and a lower number of stores operating than the prior year. Store count at fiscal year end decreased from 774 to 770. The same store sales decrease was primarily attributable to a slowdown in mall traffic during fiscal 2002. Demand for business award and recognition gifts also decreased during the year due to changes in general economic conditions. Decreases in customer count were partially offset by increases in average transaction size and a 36% growth in the still relatively small direct channel business.

Gross Margin

Consolidated Operations

     Gross margin was $753.0 million in fiscal 2003, compared with $735.9 million in fiscal 2002 and $713.7 million in fiscal 2001. Compared to the same period the previous year, gross margin dollars increased 2.3% in fiscal 2003 and 3.1% in fiscal 2002, primarily attributable to an increase in net revenues, partially offset by a decrease in the gross margin rate. The gross margin rate was 62.7% in fiscal 2003, compared with 64.1% in fiscal 2002 and 64.3% in fiscal 2001.

Cole Vision Segment

     Gross margin was $553.3 million in fiscal 2003, compared to $543.8 million in fiscal 2002 and $519.9 million in fiscal 2001, an increase of gross margin dollars of 1.7% and 4.6% compared to the same period the previous year, respectively, due to increased revenues, partially offset by a decrease in the gross margin rate. Gross margin, as a percent of net revenues, was 60.2%, 62.0% and 62.1% in fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

     In fiscal 2003 compared to fiscal 2002, the Cole Vision gross margin rate decreased by 1.8 percentage points due to decreases in the gross margin rate in all businesses. Cole Managed Vision gross margin rate decreased due to a shift in revenue mix toward more funded programs from fee-for-service programs and higher benefit utilization by plan members within funded programs, which decreases the gross margin rate. In the Canadian operations, the Company closed its manufacturing and distribution facility in Toronto, Canada in the second quarter of fiscal 2003. The operations of this facility have been absorbed by the Company’s facility in Knoxville, TN. As part of the integration of the Canadian operations in the Knoxville lab, the Company changed the Canadian product assortment. As a result, the Company recorded a $0.3 million charge for obsolescence of inventory. The obsolescence charge, in addition to more aggressive promotions, unfavorable exchange rates and change in product assortment toward more premium products, which carry a lower gross margin rate, resulted in a $1.3 million lower gross margin from the Company’s Canadian operations. Cole Licensed Brands gross margin rate decreased and was impacted by higher obsolescence costs, higher costs associated with a shift toward lower gross margin rate premium product, a lower contact lens gross margin rate and an increase in discounts and other pricing promotions. The increase in obsolescence was due to a larger quantity of new product introductions in fiscal 2003, compared to previous years. The decrease in the contact lens gross margin rate was due primarily to increased selling of annual supplies to customers, which is a lower gross margin rate transaction and pricing actions taken in response to competition. Pearle Vision gross margin, as a percent of net revenues, decreased slightly due to an increased mix of sales of products to franchisees compared to revenues from Company-owned stores, compared to the prior year. Sales to franchisees carry a lower gross margin rate than revenues from Company-owned stores, but offer benefits to the Company, including producing a more uniform merchandise assortment and a consistent brand look across all stores. Partially offsetting this gross margin rate decrease at Pearle Vision was higher product gross margin at Company-owned stores and lower manufacturing costs compared to the prior year. Lower manufacturing costs were achieved through in-store lab cost reductions and reduced costs of insurance and workers compensation.

     In fiscal 2002 compared to fiscal 2001, the decrease in gross margin rate was attributable to a change in sales mix at both Pearle Vision and Cole Licensed Brands. At Pearle Vision, the decrease in gross margin rate was attributable to an increased mix of sales of product to franchisees, compared to sales at Company-owned stores. Additionally, Pearle Vision’s mix of contact lens sales increased, which also contributed to a decrease in the gross margin rate. At Cole Licensed Brands, the decrease in gross margin rate was attributable to the increased sales of premium product and saleable accessories. Accessories, which include lens cleaner, lens cloth, clips and other products designed to care for optical purchases, and premium products, generally are sold at lower gross margin rates. In addition, Cole Licensed Brands made a strategic decision to lower retail prices of contact lenses in fiscal 2002 to become more competitive. The price decrease was a key factor in the gross margin rate decrease at Cole Licensed Brands. Partially offsetting the decrease in gross margin rate were improvements at Cole Managed Vision, where underwriting gain as a percentage of sales improved due to pricing initiatives on new and existing business and lower benefit utilization by plan members.

Things Remembered Segment

     Gross margin was $199.7 million in fiscal 2003, $192.1 million in fiscal 2002 and $193.8 million in fiscal 2001. Compared to the same period the previous year, fiscal 2003 had an increase of 4.0% and fiscal 2002 had a decrease of 0.9% primarily driven by the same store sales performance and changes in the gross margin rate. Gross margin as a percent of net revenues was 70.8% in fiscal 2003, 71.0% in fiscal 2002 and 71.2% in fiscal 2001. The gross margin rate decrease in fiscal 2003, compared to the prior year, was due primarily to reduced revenues from gift personalization. The gross margin rate decrease in fiscal 2002, compared to the prior year, was due primarily to an increased mix in direct channel revenues, including shipping revenue, which has a lower gross margin rate than revenues from stores.

Operating Expenses

Consolidated Operations

     Operating expenses were $747.0 million in fiscal 2003, compared with $708.9 million in fiscal 2002, and $680.5 million in fiscal 2001. Compared to the prior year, the increase in fiscal 2003 was 5.4% and the increase in fiscal 2002 was 4.2%. Of the increase in fiscal 2003, $16.5 million is attributable to the operating segments and $21.6 million is attributable to unallocated corporate expenses. Of the increase in fiscal 2002, $20.7 million is attributable to the operating segments and $7.7 million is attributable to unallocated corporate expenses. As discussed in detail below, certain unusual items affected the Company’s operating expenses during these periods. The Company defines unusual items as transactions that are non-comparable or infrequent in nature, including significant one time transactions unrelated to core operations and special charges and impairments. Management believes that operating expenses excluding unusual items is a useful measure for understanding trends in core operations and excludes some of these items in the management bonus plans. Operating expenses excluding unusual items is a non-GAAP financial measure and should not be used as a substitute for the directly comparable GAAP financial measure. In order to facilitate an understanding of such unusual items and their effect on the results of the operations, the following table is provided as a reconciliation of reported operating expense to operating expense excluding certain unusual items.

	Fiscal Year			Change Fav/(Unfav)
				2003 vs.	2002 vs.
(Dollars in millions)	2003	2002	2001	2002	2001
Operating expenses, as reported	$747.0	$708.9	$680.5	$(38.1)	$(28.4)
Unusual items:
CEO Retirement	9.4	—	—
Evaluation of strategic alternatives	4.6	—	—
Legal & professional fees for restatement & SEC investigation	2.2	—	—
Shareholder litigation settlement	2.7	—	—
Audit fees for restatement	1.8	3.4	—
Legal fees for California litigation	4.6	3.5	—
POS software impairment	2.5	—	—
Gain on sale of aircraft	(1.0)	—	—
Restructuring charge	—	1.1	—
Closure of corporate office	—	0.3
Things Remembered class action settlement	—	1.1	—

Total unusual items	26.8	9.4	—

Operating expenses, excluding unusual items	$720.2	$699.5	$680.5	$(20.7)	$(19.0)

Operating expenses, excluding unusual items, as a percent of total net revenues	59.9%	60.9%	61.4%	1.0%	0.5%
Operating expenses, as reported, as a percent of total net revenues	62.2%	61.7%	61.4%	(0.5)%	(0.3)%

Unusual Items

     The Company’s former Chairman and Chief Executive Officer retired at the annual meeting of shareholders on June 25, 2003 and the Company fulfilled its obligations, including certain contingent obligations, under his employment agreement and for retirement and life insurance benefits. These obligations required a one-time cash payment of $11.9 million with a charge to operating expenses in the second quarter of fiscal 2003 of $9.4 million.

     The Company announced on October 8, 2003 that its Board of Directors had formed a Special Committee of independent directors on July 28, 2003 to evaluate the Company’s strategic alternatives, including a possible merger or sale of the Company, a corporate restructuring or other alternatives. The Company and Luxottica Group S.p.A. entered into a definitive merger agreement on January 23, 2004 with the unanimous approval of the Boards of Directors of both companies. (See Note 16 of the Notes to Consolidated Financial Statements). The Company incurred incremental legal, advisory, and other professional expenses of $4.6 million in fiscal 2003 related to the evaluation of strategic alternatives, and the negotiation of the definitive merger agreement.

     In fiscal 2003, the Company incurred incremental charges of $2.2 million for legal and professional fees related to the reaudit and restatement of its financial statements and the resulting SEC investigation, net of reimbursements received from insurance. Settlement costs related to the class action shareholder lawsuit, alleging claims of various violations of federal securities laws related to the Company’s publicly reported revenues and earnings totaled $2.7 million. Audit fees attributable to the restatement and reaudit were $1.8 million in fiscal 2003 and $3.4 million in fiscal 2002.

     The Company and its optical subsidiaries have been sued by the State of California. (See Note 15 of the Notes to Consolidated Financial Statements). Legal costs associated with the defense of this matter totaled $4.6 million in fiscal 2003 and $3.5 million in fiscal 2002.

     Other charges incurred in fiscal 2003 include a $2.5 million charge related to the impairment of point of sale (POS) software purchased by the Company in 1999 and never deployed. During the fourth quarter of 2003, the Company decided to indefinitely delay further development. The Company sold its aircraft in the fourth quarter of fiscal 2003 and recorded a $1.0 million gain.

     The Company recorded $1.1 million for severance costs for a restructuring in the fourth quarter of fiscal 2002. The restructuring charge was related to a reduction in workforce of 60 individuals in the corporate office and field management. The Company also recorded a charge of $0.3 million in the third quarter of fiscal 2002 related to the closing of the corporate office and relocating it to the Company’s facility in Twinsburg, Ohio.

     Things Remembered incurred legal and settlement costs of $1.1 million related to the settlement of a class action complaint in California involving overtime compensation in fiscal 2002. (See Note 15 of the Notes to Consolidated Financial Statements).

Unallocated Corporate Expenses

     Unallocated corporate expenses were $40.3 million in fiscal 2003, compared to $18.7 million for fiscal 2002 and $11.0 million for fiscal 2001. Included in unallocated corporate expense are all of the unusual items listed above except for the California litigation charges, which is recorded in the Cole Vision segment and the Things Remembered class action settlement. The unusual items included in unallocated corporate expenses totaled $22.2 million and $4.8 million in fiscal 2003 and fiscal 2002, respectively.

     In fiscal 2003 unallocated corporate expense included compensation expenses of $3.2 million for variable stock options having a feature permitting the use of vested options in payment of the exercise price. In fiscal 2003, certain stock options were exercised by using this feature. Previous to fiscal 2003, such options had been accounted for as fixed grants based on the presumption that this feature would not be utilized as evidenced by the Company’s historical experience of this feature not being used, therefore no compensation expense was recorded. The utilization of this feature in fiscal year 2003 created an arrangement that requires variable accounting, beginning with the third quarter of fiscal 2003. The Company incurred in fiscal 2003 compared to fiscal 2002 incremental management bonus expense of $1.5 million and professional and legal fees of $1.1 million related to management changes and management initiatives. The Company incurred incremental audit and professional fees of $0.8 million compared to the same period last year due to higher audit costs and higher expenses incurred to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Partially offsetting these increased expenses were $1.0 million lower expenses for continuing group medical and basic life insurance for a group of former employees covered under a postemployment benefit agreement, due to a lower number of participants covered under the agreement and lower overhead costs from the reduction in workforce.

     In fiscal 2002 compared to fiscal 2001, the Company recorded incremental costs of $1.2 million for continuing group medical and basic life insurance coverage for a group of employees covered under a postemployment benefits agreement. The Company recorded incremental legal fees of $0.9 million for general matters. The Company entered into a sale and leaseback transaction for its office facility in Twinsburg, Ohio in fiscal 2000. The transaction was accounted as financing at the time of the sale, due to the Company’s continuing involvement. In July 2001, the continuing involvement ended and the transaction was recorded as a sale and leaseback. As a result of this transaction, the Company recorded incremental rent expense of $0.8 million in fiscal 2002, compared to fiscal 2001.

Cole Vision Segment

     Operating expenses were $528.4 million in fiscal 2003, compared to $513.2 million for fiscal 2002 and $500.7 million for fiscal 2001. Compared to the same period the previous year, fiscal 2003 had an increase of 3.0% and fiscal 2002 had an increase of 2.5%. Operating expenses as a percent of net revenues decreased at Cole Vision by 1.0 points in fiscal 2003 and 1.3 points in fiscal 2002, compared to prior years. Included in operating expenses is the unusual item of California litigation charges described above which totaled $4.6 million and $3.5 million in fiscal 2003 and fiscal 2002, respectively.

     In applying Statements of Accounting Standards (SFAS) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets, the Company evaluates the operating performance of each of its locations at least once per year or whenever there is a change in events or circumstances. Cole Vision recorded impairment charges of $1.7 million in fiscal 2003, compared to $0.4 million in fiscal 2002 and $2.8 million in fiscal 2001. The impairment charges are due to declining revenues primarily at certain Pearle Vision stores. Since the evaluation is made annually it is not considered by the Company to be an unusual item.

     In fiscal 2003 compared to fiscal 2002, store payroll and rent and occupancy costs at Cole Vision were $8.3 million and $3.6 million higher, respectively, to support increases in net revenues. Store payroll and rent and occupancy costs, as a percent of net revenues, were lower in fiscal 2003 compared to the same period last year. Operating expenses from the Company’s Canadian operations were $3.2 million higher in fiscal 2003 compared to the same period last year. The increase in operating expense was due primarily to costs associated with the closure of its manufacturing and distribution facility in Toronto, Canada, higher store payroll, depreciation, and unfavorable exchange rates. At Cole Managed Vision, claims processing costs were $2.5 million higher than the previous year. Included in claims processing costs were $1.6 million of incremental costs related to the Company’s compliance with the Health Insurance Portability and Accountability Act (HIPAA), $1.3 million of incremental systems amortization and higher costs due to an increase in claim volume. These increases were partially offset by lower bad debt expense and printed material costs compared to the same period last year. In addition, savings were realized from lower bonus expense and reduction of processing fees paid to MetLife. Pearle Vision recorded a $0.6 million charge for assets disposed in a prior period. Partially offsetting the expense increases in fiscal 2003 were savings from lower store advertising and field supervision expenses. Fiscal 2002 results included charges of $1.0 million for the closure of 12 Target Optical stores. Pearle Vision recorded $2.5 million in fiscal 2003 related to gains on the sale of 15 Company-owned locations to franchisees. This compared to a $0.7 million gain on the sale of 8 stores in fiscal 2002.

     In fiscal 2002 compared to fiscal 2001, store payroll and rent and occupancy charges at Cole Vision were $7.3 million and $1.6 million higher, respectively, supporting increases in net revenues and increases in the number of Target Optical stores open. Store payroll and rent and occupancy costs, as a percent of net revenues, were lower in fiscal 2002 compared to the prior year. Operating expenses at Cole Licensed Brands decreased as a percent to sales compared to the prior year due primarily to improvements at Target Optical. Fiscal 2002 results included a charge of $1.0 million for the closure of 12 Target Optical stores. Pension expense was $1.0 million lower than the prior year at Cole Vision due to the Company’s decision to freeze the defined benefit pension plan. (See Note 10 of the Notes to Consolidated Financial Statements.) Operating expenses at Cole Managed Vision decreased as a percent of sales compared to prior year primarily due to the reduction of processing fees paid to MetLife as claims processing was converted to the Company’s internal systems at a lower cost per claim.

Things Remembered Segment

     Operating expenses were $178.3 million in fiscal 2003, compared to $177.0 million for the same period last year and $168.8 million in fiscal 2001. Compared to the same period the previous year, fiscal 2003 had an increase of 0.7% and fiscal 2002 had an increase of 4.9%. Operating expenses as a percent of net revenues decreased 2.2 points in fiscal 2003 and increased 3.4 points in fiscal 2002, compared to prior years. Included in operating expenses is the unusual item of the class action settlement described above which totaled $1.1 million in fiscal 2002.

     Applying SFAS 144, Things Remembered recorded impairment charges of $0.2 million in fiscal 2003, compared to $0.5 million in fiscal 2002 and $0.9 million in fiscal 2001. The impairment charges are due to declining revenues and operating performance at certain Things Remembered stores. Since the evaluation is made annually it is not considered by the Company to be an unusual item.

     In fiscal 2003 compared to fiscal 2002, store rent and occupancy charges increased $1.5 million primarily due to a higher mix of inline mall locations than kiosks. Inline mall locations generally incur higher rent and occupancy costs than kiosks due to greater square footage requirements. Rent and occupancy costs, as a percent of net revenues, were lower by 0.3 points in fiscal 2003 than the same period last year. Things Remembered accrued higher management bonuses, totaling $1.7 million and incurred incremental advertising costs in support of higher net revenues, totaling $1.7 million in fiscal 2003, compared to the same period last year. Things Remembered recorded lower store payroll costs in fiscal 2003, compared to the same period last year due to fewer stores operating and lower workers compensation costs. Store payroll costs, as a percent of net revenues, were lower in fiscal 2003 than the same period last year due to improvements in productivity. Things Remembered realized savings totaling $1.4 million from lower non-store payroll, due primarily to workforce reductions taken in fiscal 2002. Things Remembered also realized savings from lower travel, meetings, store depreciation, field supervision and systems development expenses.

     In fiscal 2002 compared to fiscal 2001, store rent and occupancy charges increased $3.1 million primarily due to a higher mix of inline mall locations than kiosks and increases in insurance, taxes and other common areas charges. Store wage costs at Things Remembered increased $2.3 million due to higher average hourly wage rates and increases in benefits and workers compensation. Non-store overhead also included costs of $0.5 million for a new store point of sales system, the implementation of which was subsequently delayed indefinitely. Severance costs related to a senior Things Remembered executive totaled $0.3 million.

Goodwill and Tradename Amortization

     The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), in the first quarter of fiscal 2002. SFAS 142 requires that goodwill and certain intangible assets deemed to have indefinite useful lives no longer be amortized, but instead, be subject to at least an annual review for impairment. With the adoption of this statement, the Company ceased amortization of goodwill and tradenames as of February 3, 2002. The Company recorded a $5.0 million goodwill and tradename amortization charge in fiscal 2001. Of this amount, $4.1 million was attributable to Cole Vision and $0.9 million to Things Remembered.

Operating Income

Consolidated Operations

     Operating income was $6.0 million, $27.0 million and $28.2 million in fiscal 2003, 2002 and 2001, respectively. In fiscal 2003 compared to fiscal 2002, increases in unallocated corporate expenses totaling $21.6 million and lower gross margin rate from the Cole Vision segment were the primary reason for the decrease in operating results, offsetting improvements at Things Remembered. In fiscal 2002 compared to fiscal 2001, a decline in operating income at Things Remembered, increases in unallocated corporate expenses totaling $7.7 million and legal costs associated with the California Attorney General’s action offset improvements at Cole Vision.

Cole Vision Segment

     Operating income at Cole Vision was $24.9 million, $30.6 million and $15.1 million in fiscal 2003, 2002 and 2001, respectively. The decrease in operating income at Cole Vision in fiscal 2003 compared to fiscal 2002, was due to a lower gross margin rate, the costs associated with the closure of the Company’s Canadian lab and manufacturing facility, the increase in impairment costs, the decrease in net revenues at Pearle Vision and increased costs of legal fees related to the California lawsuit. These items were partially offset by improved net revenues at Cole Licensed Brands and Cole Managed Vision and improvements in operating expenses as a percentage of net revenues.

     The increase in operating income in fiscal 2002 compared to fiscal 2001 was due to the revenue increase and lower expenses as a percent of net revenues. Results at Target Optical improved as the focus changed from aggressive growth to measured growth and improved operations. The cessation of goodwill and tradename amortization resulted in $4.1 million lower expense in fiscal 2002 compared to fiscal 2001. In addition, the growth in revenue and improved claims management efficiencies resulted in higher operating income at Cole Managed Vision. These improvements were partially offset by the incremental $3.5 million in legal costs associated with the California litigation.

Things Remembered Segment

     Operating income at Things Remembered was $21.4 million, $15.1 million and $24.1 million in fiscal 2003, 2002 and 2001, respectively. The increase in operating income at Things Remembered in fiscal 2003 compared to fiscal 2002 was due to increases in net revenues, improvements in store operating expenses as a percent of net revenues, and savings from workforce reductions, non-recurring legal costs, travel, meetings, field supervision and systems development expenses. These improvements were partially offset by the lower gross margin rate, and higher advertising, management bonus, and store rent and occupancy cost increases.

     The decrease in operating income in fiscal 2002 compared to fiscal 2001 was due to reductions in revenue, higher store rent and occupancy costs, higher store payroll and non-store expenses.

Interest and Other (Income) Expense

     Interest and other (income) expense, net was $19.5 million, $31.2 million and $25.5 million in fiscal 2003, 2002 and 2001, respectively. Fiscal 2002 results include a loss of $11.1 million on early extinguishment of debt. The charge represents the payment of premiums and other costs of retiring Cole National Group’s 9-7/8% Senior Subordinated Notes due 2006 and the write-offs of unamortized discount and deferred financing fees.

     The Company recorded interest expense of $25.5 million, $26.8 million and $29.2 million in fiscal 2003, 2002 and 2001, respectively. The reduction in interest expense was primarily due to the replacement of the $150.0 million 9-7/8% Senior Subordinated Notes with the issuance of 8-7/8% Senior Subordinated Notes in May 2002 and the favorable impact of the interest rate swap agreements. See Note 5 of the Notes to Consolidated Financial Statements for further discussion.

     Interest and other income, net was $5.9 million, $6.8 million and $3.7 million in fiscal 2003, 2002 and 2001, respectively. Included in these amounts, the Company recorded a foreign currency gain of $2.4 million primarily related to its investment in notes and interest receivable from Pearle Europe in fiscal 2003, compared to $3.7 million in fiscal 2002 and a foreign currency loss of $1.2 million in fiscal 2001. During fiscal 2003, the Company received $17.1 million in repayment of interest and principal, net of foreign withholding taxes of $1.0 million, from Pearle Europe which reduced notes and interest receivables to $5.7 million at the end of fiscal 2003 from $19.6 million at the end of fiscal 2002. Interest income, primarily from temporary investments and franchise interest income, totaled $3.5 million, $3.2 million and $4.2 million in fiscal 2003, fiscal 2002 and fiscal 2001, respectively. The Company recognized a gain of $0.8 million from the sale of a Dallas, Texas facility in the first quarter of fiscal 2001.

Income Tax Rate

     The effective income tax rate was 21.1% in fiscal 2003 compared with 70.0%, excluding the impact of the early extinguishment of debt in fiscal 2002, and 187.8% in fiscal 2001. The lower effective tax rate in fiscal 2003, compared to fiscal 2002 was primarily due to the impact of certain non-deductible expenses. The lower effective tax rate in fiscal 2002, compared to fiscal 2001 was primarily due to the elimination of goodwill amortization pursuant to the new accounting standard and a reduction in the provision for valuation allowances related to deferred tax assets for charitable contribution carryforwards. See Note 9 of Notes to Consolidated Financial Statements for further discussion.

Reconciliation of Same Store Sales Growth

     Same store sales growth is a non-GAAP financial measure, which includes deferred warranty sales on a cash basis and undelivered customer orders, and does not reflect provisions for returns, remakes and certain other items. The Company’s current systems do not gather data on these items on an individual store basis. Adjustments to the cash basis sales information accumulated at the store level are made for these items on an aggregate basis. As a retailer, the Company believes that a measure of same store performance is important to investors and management for understanding its operations. The Company calculates same store sales for stores opened for at least twelve months. A reconciliation of same store sales to revenue reported on a GAAP basis follows:

	2003	2002	2001
	(Dollars in thousands)
Current year same store sales	$1,041,574	$993,776	$961,240
Prior year same store sales(1)	1,004,133	976,291	948,060
Percent change	3.7%	1.8%	1.4%
Current year same store sales	$1,041,574	$993,776	$961,240
Adjustment for:
Sales at new and closed stores	15,261	30,185	25,510
Deferred revenue	(3,678)	(2,701)	(1,846)
Order vs. customer receipt	24	(478)	4,341
Returns, remakes and refunds	46	(1,183)	(751)
Other	325	(37)	188

Store sales	1,053,552	1,019,562	988,682
Nonstore revenues	178,517	157,042	146,631
Intercompany eliminations	(30,296)	(28,485)	(26,190)

GAAP Basis Net revenue	$1,201,773	$1,148,119	$1,109,123

(1) Prior year same store sales differ from current year same store sales in the prior year due to store openings and closings.

Liquidity and Capital Resources

     The Company’s primary source of liquidity is funds provided from operations of its operating subsidiaries. On June 27, 2003, the operating subsidiaries of Cole National Group, Inc. amended, restated and extended their working capital line of credit. The maturity date of the credit facility was extended to February 1, 2007 from May 31, 2006. The size of the facility was adjusted to $60.0 million from $75.0 million. In addition, certain financial covenants were amended. As of fiscal year end 2003, the total commitment was $60.0 million and availability under the credit facility totaled $46.1 million after reduction for $13.9 million under letters of credit. There are no working capital borrowings outstanding as of January 31, 2004. The maximum amount outstanding was $11.5 million and the daily average borrowing during fiscal 2003 was approximately $848,000.

     The credit facility, which is guaranteed by the Company and Cole National Group, requires Cole National Group and its principal operating subsidiaries to comply with various operating covenants that restrict corporate activities, including covenants restricting the ability of the subsidiaries to incur additional indebtedness, pay dividends, prepay subordinated indebtedness, dispose of certain investments or make acquisitions. The credit facility also requires Cole National Group to comply with certain financial covenants, including covenants regarding minimum interest coverage and maximum leverage. Cole National Group is currently in compliance with the covenants in the credit agreement.

     On November 3, 2003, the Company entered into an agreement with a bank to provide documentary letters of credit for import inventory purchases not to exceed $7.0 million. The letters of credit are secured by the inventory purchased. As of January 31, 2004, the Company has $3.9 million outstanding under this facility.

     On August 22, 1997, Cole National Group issued $125.0 million of 8-5/8% Senior Subordinated Notes that mature in 2007 with no earlier scheduled redemption or sinking fund payments.

     On May 22, 2002, Cole National Group issued $150.0 million of 8-7/8% Senior Subordinated Notes due 2012. The notes are unsecured and mature on May 15, 2012. Net proceeds from the notes offering, together with cash on hand, were used to retire $150.0 million of 9-7/8% Senior Subordinated Notes due 2006 and pay premium and other costs associated with retiring those notes. A loss on early extinguishment of debt of $11.1 million, representing the payment of premiums and other costs of retiring the notes and write-offs of unamortized discount and deferred financing fees, was recorded in the second quarter of fiscal 2002.

     The indentures pursuant to which the 8-5/8% notes and the 8-7/8% notes were issued contain certain optional and mandatory redemption features and other financial covenants, including restrictions on the ability of Cole National Group to incur additional indebtedness, pay dividends or make other restricted payments to the Company. The indentures also permit payments to the Company for certain tax obligations and for administrative expenses not to exceed 0.25% of net sales. See Note 5 of the Notes to Consolidated Financial Statements. The Company may from time to time purchase its outstanding notes in the open market or refinance them, depending on capital market conditions. Following the consummation of the Merger with Luxottica, the holders of the 8-5/8% notes and the 8-7/8% notes will have the right to put the notes to Cole National Group at a price of 101% of par plus accrued interest. If the holders exercise such right, Cole National Group may be required to obtain financing from its parent or a third party to satisfy such obligation.

     No significant principal payment obligations are due under the Company’s outstanding indebtedness until April 2004, when a $5.0 million principal payment is due under a 5.0% promissory note, with annual $1.0 million principal payments due on the anniversary date of the note each successive year through 2009. The $125.0 million of 8-5/8% senior subordinated debt is due in 2007. The ability of the Company and its subsidiaries to satisfy their obligations will be primarily dependent upon the future financial and operating performance of the subsidiaries and upon the Company’s ability to renew or refinance borrowings or raise additional capital through equity financing or sales of assets.

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

     During fiscal 2003, the Company changed the discount rate used to calculate its projected benefit obligation from 6.5% to 6.0%. The change in the discount rate reflects the overall decline in market interest rates and has led to an increase in the projected benefit obligation at January 31, 2004. The increase in the obligation was partially offset by improvements in stock market performance, which increased the fair value of the pension plan’s assets. As a result of these factors, the pension plan was underfunded by $20.5 million as of January 31, 2004. The Company has recorded the increase in the minimum pension liability by charging $2.8 million to accumulated other comprehensive income (loss) in stockholders’ equity. This charge will not impact the actual funding requirements of the plan or the Company’s compliance with debt covenants. The expected future funding requirement for fiscal 2004 is $7.5 million.

     The Board of Directors authorized in 1997 and 1998 the repurchase from time to time of up to 1.0 million shares of common stock, through open market or block transactions. It is expected that any purchases will be made from internally generated funds and that the shares purchased will be used, in part, to offset dilution from stock options and in connection with other benefit plans. As of January 31, 2004, the Company had purchased a total of 318,000 shares of common stock and has authority to purchase up to 682,000 additional shares of common stock in the open market or through block purchases. No shares were purchased after fiscal 1999.

Cash Flows from Operating Activities

     Cash and cash equivalents were $59.2 million at January 31, 2004 compared to $42.0 million at February 1, 2003 and $63.3 million at February 2, 2002. Operations generated net cash of $35.5 million, $35.7 million, and $53.1 million in fiscal 2003, fiscal 2002, and fiscal 2001, respectively. The Company incurred a net loss in fiscal 2003, 2002 and 2001, which is described above in the Results of Operations section of this report. Depreciation and amortization was $39.8 million, $36.4 million and $40.1 million for fiscal 2003, fiscal 2002 and fiscal 2001, respectively. The increase in fiscal 2003, compared to fiscal 2002, was due primarily to higher systems development and capitalized software amortization, primarily for the Patriot Claims Management System. The decrease in fiscal 2002 compared to fiscal 2001 was due primarily to the cessation of goodwill and tradename amortization. Gains from sales of assets were $1.0 million in fiscal 2003 and $0.8 million in fiscal 2001. These gains were attributable to the sale of the aircraft in fiscal 2003 and the gain on the sale of a Dallas, TX facility in the first quarter of fiscal 2001. Noncash impairment charges were $4.4 million, $0.9 million and $3.7 million in fiscal 2003, fiscal 2002 and fiscal 2001, respectively. Fiscal 2003 impairment charges included $2.5 million for point of sale software purchased in 1999, but never deployed. The remaining impairment charges resulted from the Company’s application of SFAS 144, which was described above in the Results of Operations section of this report. The Company recorded currency gains of $2.3 million and $3.8 million in fiscal 2003 and 2002, respectively, primarily related to the Company’s investments in notes and interest receivable from Pearle Europe. The Company incurred a currency loss of $1.2 million in fiscal 2001. The change in the deferred income tax provision (benefit) was ($3.7) million in fiscal 2003, compared to ($0.7) million and $2.7 million in fiscal 2002 and fiscal 2001, respectively. Further information regarding deferred taxes is provided in Note 9 of the Notes to Consolidated Financial Statements. Fiscal 2002 results included a loss of $11.1 million on early extinguishment of debt, described earlier in the Results of Operations. Non-cash interest and other was $0.4 million and $0.2 million in fiscal 2003 and 2001, respectively, compared to $0.5 million in fiscal 2002. The change was due primarily to the return on deferred compensation plan assets. Noncash compensation totaled $5.5 million, $1.4 million and $2.0 million in fiscal 2003, 2002 and 2001, respectively, primarily for compensation expense for variable stock options and for restricted stock amortization.

     Changes in working capital resulted in a source of funds totaling $4.0 million in fiscal 2003 compared to a use of funds of $4.0 million in fiscal 2002 and a source of funds totaling $6.9 million in fiscal 2001. Changes in accounts and notes receivable and other assets resulted in a source of funds of $1.8 million in fiscal 2003, compared to a use of funds of $11.2 million in fiscal 2002 and $1.2 million in fiscal 2001. The source of cash in fiscal 2003 was due primarily to the fourth quarter interest payment from Pearle Europe and from improved receivable collections at Cole Managed Vision, partially offset by increased host receivables at Cole Licensed Brands and receivables generated from the sale of franchise locations at Pearle Vision. The $11.2 million use of cash in fiscal 2002 was due primarily to increased revenues and corresponding receivables at Cole Vision. Changes in inventories resulted in a source of cash totaling $1.0 million in fiscal 2002 and $9.6 million in fiscal 2001. During fiscal 2001, the Company undertook an extensive re-merchandising program at Pearle Vision, which contributed to the inventory reduction of $9.6 million. Changes in accounts payables and liabilities resulted in a source of cash totaling $5.3 million in fiscal 2003 and $8.9 million in fiscal 2002, compared to a use of cash totaling $3.5 million in fiscal 2001. The source of cash in fiscal 2003 was due primarily to increases in deferred revenues at Cole Licensed Brands and to increases in liabilities for legal and professional fees related to the merger agreement with Luxottica. The source of cash in fiscal 2002 was due primarily to the increase in deferred revenues and to increases in liabilities for audit fees, retirement plans, benefit obligations and bonus accruals. Accrued and refundable income taxes used $2.9 million and $4.1 million in fiscal 2003 and fiscal 2002, respectively, compared to a source of funds totaling $2.1 million in fiscal 2001. Further information regarding income taxes is provided in Note 9 of the Notes to Consolidated Financial Statements.

Cash Flows from Investing Activities

     Net cash from investing activities resulted in a use of funds of $18.5 million in fiscal 2003, compared to $50.6 million in fiscal 2002 and $35.4 million in fiscal 2001. Capital expenditures, which accounted for most of the cash used for investing, were $26.8 million, $39.4 million and $33.6 million in fiscal 2003, 2002 and 2001, respectively. The majority of capital expenditures were for remodeling of existing stores and store fixtures, equipment and leasehold improvements for new stores, including the Target Optical expansion. The reduction in capital expenditures in fiscal 2003 was primarily at Cole Licensed Brands and Things Remembered, as the Company reduced its investment in new stores and remodeling. The increase in capital expenditures in fiscal 2002 compared to fiscal 2001 was due to increased investment in Cole Licensed Brands for the Target Optical expansion and central lab investments, partially offset by lower capital expenditures at Pearle Vision as the Company reduced expenditures for new Pearle Vision stores. Proceeds from the sale of fixed assets totaled $2.6 million in fiscal 2003, $12.5 million in fiscal 2001 and $0 in fiscal 2002. The fiscal 2003 proceeds were due to the sale of the Company’s aircraft. In fiscal 2001, net proceeds of $12.5 million were received from the sale of two facilities no longer required for operations and from the sale and leaseback of Pearle Vision’s former headquarters office building in Dallas, Texas and a portion of the land. The Company paid $5.3 million, $5.6 million and $6.9 million for systems development costs in fiscal 2003, 2002 and 2001, respectively. Such costs have been capitalized and are being amortized over the systems’ estimated useful lives. The Company received repayment of $11.0 million in notes receivable from Pearle Europe in fiscal

2003. In fiscal 2001, the Company used $6.4 million for additional net investment in Pearle Europe, primarily in connection with Pearle Europe’s acquisition of an optical retailer in Portugal. The Company used $3.8 million, $1.6 million and $0.8 million in fiscal 2003, 2002 and 2001, respectively, for contingent payments in connection with the prior acquisition of MetLife’s managed vision business. In fiscal 2002, the Company provided a $4.0 million loan to U.S. Vision, Inc., as part of that company’s management-led buyout. U.S. Vision is a large provider in Cole Managed Vision’s Preferred Provider Network. The note was repaid in the fourth quarter of fiscal 2003.

Cash Flows from Financing Activities

     Net cash provided by financing activities totaled $0.1 million in fiscal 2003 and $8.4 million in fiscal 2001. Net cash used for financing totaled $6.4 million fiscal 2002. In May 2002, Cole National Group, Inc., issued $150.0 million of 8-7/8% Senior Subordinated Notes due May 2012. The net proceeds of the issuance and cash on hand were used to retire all of Cole National Group’s $150.0 million 9-7/8% Senior Subordinated Notes due 2006. Finance fees and early repayment of the 9-7/8% notes resulted in a net cash usage of $14.2 million. Changes in overdraft balances used $6.7 million in funds in fiscal 2003, compared to a source from financing of $6.2 million and $7.9 million in fiscal 2002 and 2001, respectively. The change in overdraft balances was due to the timing of payments. Net proceeds from the exercise of stock options totaled $5.3 million, $1.7 million and $1.6 million for fiscal 2003, 2002 and 2001, respectively. The Company received $1.9 million in repayment of notes receivables in fiscal 2003 for stock options and awards from officers.

     The Company believes that funds provided from operations, including cash on hand, along with funds available under the credit facility, will provide adequate sources of liquidity to allow its operating subsidiaries to continue to expand the number of stores and to fund capital expenditures and systems development costs. These expenditures are expected to be in the range of $35.0 to $40.0 million in fiscal 2004.

Off-Balance Sheet Arrangements and Contractual Obligations

     The Company leases a substantial portion of its equipment and facilities including laboratories, office and warehouse space, and retail locations. In addition, Cole Vision operates departments in various host stores and pays occupancy costs solely as a percentage of revenues. A more complete discussion of the Company’s lease and license commitments is included in Note 12 of the Notes to Consolidated Financial Statements.

     The Company guarantees future minimum lease payments for certain store locations leased directly by Pearle franchisees. The term of these guarantees range from one to ten years and many are limited to periods that are less than the full term of the leases involved. A more complete discussion of the Company’s guarantees is included in Note 12 of the Notes to Consolidated Financial Statements.

     The Company also leases an office and general operating facility in Highland Heights, Ohio from a special purpose entity (the “Trust”), which was created in 1997 specifically for the purpose of structuring a four-year operating lease with annual renewal options up to six years. The lease provides for regular payments based on LIBOR plus 1.50%. In accordance with this agreement, the Company must maintain compliance with a minimum net worth covenant. At the end of this lease in 2007, the Company has the option to purchase the property or arrange for the sale of the property. If the Company does not exercise its purchase option at the end of the lease, it is contingently liable to the Trust for up to $1.7 million. The Company does not believe it will have any payment obligation at the end of the lease because either the Company will exercise the purchase option, or the net proceeds from the sale of the property will exceed the amount payable to the Trust.

     Under FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (FIN 46) and revised FIN 46 (FIN 46R), certain special purpose entities are required to be consolidated if it is determined that an enterprise is the primary beneficiary because it is deemed to have controlling financial interest in the entity. The Company has determined that it has controlling financial interest in the Trust since the Company is required to absorb any expected losses, will receive the majority of expected residual returns and is the primary beneficiary. Therefore, the Trust assets of $2.2 million and liabilities of $2.2 million have been consolidated into the financial statements of the Company as of January 31, 2004. Future operating results of the Trust will be consolidated in the financial statements of the Company and is not expected to have a material effect on the Company’s financial position or operations.

     In fiscal 2000, the Company guaranteed certain borrowings of a franchisee with a bank in connection with the operations of two franchised stores. The maximum exposure under the agreement is $333,000 and expires upon full payment of the term loan borrowings by the franchisee. The term of the loan is until 2010.

     In fiscal 2003, the Company entered into an agreement to guarantee a portion of the amount owed to a bank by a franchisee as a result of a loan granted in connection with the purchase of five stores. The guaranteed amount equals the cumulative value of the store assets. The Company is released from its obligation once the landlords of the store locations execute subordination agreements or the bank is granted access to the store assets in the event of the default by the franchisee. The maximum exposure under the agreement is $464,000 as of January 31, 2004.

     The following table summarizes certain payments due by period for contractual obligations including operating leases:

	Payments Due by Period (dollars in thousands)
		Less Than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Long-term debt	$285,000	$5,000	$128,000	$2,000	$150,000
Capital lease obligations, including interest	2,614	643	1,156	713	102
Debt of variable interest entity	2,452	196	410	1,846	—
Operating leases	382,569	81,813	123,069	78,787	98,900
Sublease agreements	(38,827)	(10,456)	(14,592)	(7,904)	(5,875)
Long-term employment contract	3,035	865	1,805	365	—

Total contractual obligations	$636,843	$78,061	$239,848	$75,807	$243,127

Investment in Pearle Europe

     Included in other assets is the Company’s minority investment in Pearle Europe B.V. (“Pearle Europe”). HAL Holding N.V. (“HAL”) owns approximately 78.3% interest, the Company owns approximately 21.1% interest and the Pearle Europe management owns the remaining 0.6% interest. Pearle Europe is one of Europe’s largest optical retailers, and owns a number of optical retail chains with 1,487 stores in thirteen countries. The Company’s investment in Pearle Europe is $9.1 million at January 31, 2004 and is accounted for using the cost method because the Company does not exercise significant influence. At January 31, 2004 the Company also holds $5.7 million of loans and interest receivable from Pearle Europe.

     The Company’s investment in Pearle Europe includes 2 Class A Common Shares and 22,887 Class B Common Shares. Pearle Europe is closely held, and there is no market for these shares. The 2 Class A Common Shares have preferred share characteristics. Agreements between HAL Holding N.V. (“HAL”), the Company and members of Pearle Europe management require HAL and the Company to periodically offer to purchase Pearle Europe shares held by the members of Pearle Europe Management. These offers are required to be made (1) not later than September 3, 2003, (2) in May 2005, and (3) biannually in May commencing in 2007. The obligations to fund the purchase of any shares as to which the offer to purchase is accepted are pro rata to HAL and to the Company based on their respective ownership interests on the date of the offer. On September 3, 2003, HAL and the Company offered to purchase a total of 12,014 Pearle Europe shares from members of Pearle Europe management for a price of 5,412 Euro per share. On September 12, 2003, HAL agreed to assume the Company’s purchase obligation with respect to this offer and purchase 100% of the shares offered by Pearle Europe management. Following the responses from Pearle Europe management to the offer price, HAL revised the offer price to 5,768 Euro per share. As a result of this assumption, on a fully diluted basis the Company’s 21.1% ownership interest in Pearle Europe remains unchanged, and HAL’s ownership interest in Pearle Europe increased from 68% to approximately 78.3% with the Pearle Europe management team owning the remaining 0.6% interest.

Recently Issued Accounting Standards

     The Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections” (SFAS 145). SFAS 145 states that the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion 30 for classification as an extraordinary item shall be reclassified as an item of continuing operations. The Company adopted SFAS 145 as of the beginning of fiscal 2003. As a result, the loss on early extinguishment of debt reported as an extraordinary item for the year ended February 1, 2003 has been reclassified. The pretax loss from the early extinguishment of debt has been presented as a separate line within interest and other (income) expenses and the related income tax benefit reduced the reported income tax provision. Other portions of the statement are not applicable to the Company.

     The FASB has also issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 143 provides guidance for legal obligations arising from the retirement of long-lived assets. SFAS 143 was adopted in fiscal 2003 and did not have a material effect on the Company’s financial position or results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) and revised FIN 46 (FIN 46R) in December 2003. The Interpretations requires certain variable interest entities, including certain special purpose entities, to be consolidated by the primary beneficiary if the equity investors in the entity do not have all the essential characteristics of a controlling financial interest or do not have sufficient equity at risk. The Interpretations immediately apply to entities created after January 31, 2003, are effective at the end of the fourth quarter of fiscal 2003 for certain special purpose entities and are effective for the first quarter of fiscal 2004 for other existing variable interest entities. The synthetic operating lease for the Highland Heights, Ohio facility required consolidation under this Interpretation. The consolidation resulted in an additional $2.2 million in assets and liabilities on the consolidated balance sheet. Management is still assessing the impacts of this Interpretation on its consolidated financial statements regarding existing variable interest entities within its franchise operations.

     In November 2002, the Emerging Issues Task Force of the FASB (“EITF”) reached a consensus on Issue 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor” (Issue 02-16), which addresses the accounting by a customer for consideration received from a vendor including a reseller of the vendor’s products. Certain aspects of the issue were effective immediately, which were adopted and did not have a significant impact on results of operations in fiscal 2002. The remaining portion of Issue 02-16 was adopted during fiscal 2003 and did not have a material effect on the Company’s financial position or results of operations.

     In December 2003, the FASB issued SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (SFAS 132). This statement revises employers’ disclosures about pension plans and other postretirement benefit plans to require more information about the economic resources and obligations of such plans. Certain disclosure provisions were effective for fiscal 2003, which were adopted. The remaining disclosure provisions of SFAS 132 will be adopted during fiscal 2004.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” SFAS 149, which amends and clarifies accounting and reporting for derivative instruments, including certain embedded derivatives and for hedging activities under SFAS 133. SFAS 149 was adopted in fiscal 2003 and had no effect on the Company’s financial position or results of operations.

     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. In accordance with FASB Staff Position 106-1, the Company’s measures of the accumulated postretirement benefit obligation and net periodic benefit cost in the consolidated financial statements and accompanying notes do not reflect the effects of the Act on the Company’s postretirement benefit plan. Specific authoritative guidance on the accounting for the federal subsidy is pending and, when issued, could require the Company to change previously reported information.

Contingencies

     The Company and its optical subsidiaries have been sued by the State of California, which alleges claims for various statutory violations related to the operation of 23 Pearle Vision Centers in California. The claims include untrue or misleading advertising, illegal dilation fees, unlawful advertising of eye exams, maintaining an optometrist on or near the premises of a registered dispensing optician, unlawful advertising of an optometrist, unlicensed practice of optometry, and illegal relationships between dispensing opticians, optical retailers and optometrists. The action seeks unspecified damages, restitution and injunctive relief. In July 2002, the State of California obtained a preliminary injunction to enjoin certain advertising practices and from charging dilation fees. The trial court’s decision was appealed by both the Company and the State. On November 26, 2003, the appellate court ruled on the appeal in a manner adverse to the Company with respect to continued advertising in California by Pearle Vision that expressly or implicitly advertises the furnishing of optometric services, disallowing continued advertising of the availability of optometric services with a disclaimer that had been previously approved by the trial court. The appellate court ruled in the Company’s favor with respect to charging dilation fees. On March 3, 2004, the California Supreme Court granted the Company’s petition for review of the Appellate Court’s decision. Although the Company believes that its advertising and operational practices in California complied with California law, the appellate ruling may, if unmodified, compel the Company to modify or close its activities in California. Further, the Company might be required to pay damages and or restitution in a currently undeterminable amount, the cost of which might have a material adverse effect on the Company’s operating results and cash flow in one or more periods.

     Following the Company’s announcement in November 2002 of the restatement of the Company’s financial statements, the Securities and Exchange Commission began an investigation into the Company’s previous accounting. The course of this investigation or other litigation or investigations arising out of the restatement of the Company’s financial statements cannot be predicted. In addition, under certain circumstances the Company would be obliged to indemnify the individual current and former directors and officers who are named as defendants in litigation or who are or become involved in an investigation. The Company believes it has insurance that should be available with respect to a portion of its indemnification obligations. If the Company is unsuccessful in defending against the current investigation or any litigation, there may be a material adverse effect on the Company’s financial condition, cash flow and results of operations.

     As described in Part I, Item 3, “Legal Proceedings”, Cole National Group, Inc. has been named as a defendant along with numerous other retailers, in patent infringement litigation challenging the defendants’ use of bar code technology. Cole National Group believes it has available defenses and does not expect any liability. However, if Cole National Group were to be found liable for an infringement, it might have a material adverse effect on the Company’s operating results and cash flow in the period incurred.

     In the ordinary course of business, the Company is involved in various other legal proceedings. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations, liquidity or financial position of the Company.

     Agreements between HAL Holding N.V. (“HAL”), the Company and members of Pearle Europe management require HAL and the Company to periodically offer to purchase Pearle Europe shares held by the members of Pearle Europe Management. These offers are required to be in May 2005 and biannually in May commencing in 2007. The obligations to fund the purchase of any shares as to which the offer to purchase is accepted are pro rata to HAL and to the Company based on their respective ownership interests on the date of the offer. As of January 31, 2004, on a fully diluted basis the Company’s ownership interest in Pearle Europe is 21.1%, HAL’s ownership interest in Pearle Europe is approximately 78.3% and Pearle Europe management owns the remaining 0.6% interest or 590 shares.

     The Company and Target Corporation have reached an agreement to renew the agreement under which the Company operates licensed optical departments in Target stores with modified terms. As a result of the new agreement, the Company closed 25 Target Optical stores in the first quarter of fiscal 2004 and will incur a charge of approximately $2.2 million related to store closing costs.

Significant Accounting Policies

     The preparation of financial statements requires the Company to estimate the effect of various matters that are inherently uncertain as of the date of the financial statements. Each of these required estimates varies in regard to the level of judgment involved and its potential impact on the Company’s reported financial results. Estimates are deemed significant when a different estimate could have reasonably been used or where changes in the estimate are reasonably likely to occur from period to period, and would materially impact the Company’s financial condition, changes in financial condition or results of operations. The Company’s significant accounting policies are discussed in Note 1 of the Notes to Consolidated Financial Statements. Critical estimates inherent in these accounting policies are discussed in the following paragraphs.

Allowance for Uncollectible Accounts

     The Company records an allowance for uncollectible accounts to reflect management’s best estimate of losses inherent in its portfolio of receivables from Cole Licensed Brands’ host stores, Pearle Vision franchisees and managed vision care accounts. The allowance is established through a charge to the provision and represents amounts of current and past due receivable balances which management estimates will not be collectible. The Company calculates the allowance for uncollectible accounts using historical experience, current trends, credit policy and aging reports. An analysis, including historical performance, break-even analysis and payment arrangements is performed on delinquent accounts. The Company’s calculation is reviewed by management to assess whether additional consideration is required to appropriately estimate losses in the receivable portfolio. Management believes its receivables are adequately reserved under current conditions. Any significant deterioration in the economic environment could materially affect these expectations.

Valuation of Inventories

     Inventories are recorded at the lower of cost, or market, with cost based on the first-in, first-out (FIFO) method, for the optical inventories and based on the weighted average cost method for the gift inventories. The Company records a reserve for future inventory cost markdowns to be taken for inventory not expected to be part of its ongoing merchandise offering. The reserve is estimated based on historical information regarding sell through for similar products. The Company records a reserve for estimated shrinkage based on various factors including sales volume, historical shrink results and current trends. Management believes its inventories are appropriately valued.

Valuation of Long-Lived Assets

     Property and equipment, systems development, and other finite intangibles are amortized over their estimated useful lives. Useful lives are based on management’s estimates of the period that the assets will generate revenue. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An initial screening is performed on all long-lived assets. Store locations less than three years old and stores relocated within three years of fiscal year-end are excluded from testing. If the undiscounted future cash flows from the long-lived asset are less than the carrying value, the Company recognizes a loss equal to the difference between the discounted future cash flow and the carrying value. Management’s estimate of future cash flow is based on its experience, knowledge and market data. However, these estimates can be affected by factors such as future store profitability, real estate demand and economic conditions that can be difficult to predict.

     Goodwill, noncompete agreements and tradename assets were amortized over their estimated useful economic life using the straight-line method and are carried at cost less accumulated amortization. Beginning with fiscal year 2002, all goodwill and tradename amortization ceased in accordance with Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Both goodwill and tradenames are tested at least annually for impairment. The Company adopted the first day of the fourth fiscal quarter for the annual impairment review. The Company uses, amongst other things, the findings of an outside valuation advisor to assist with its impairment testing.

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

Allowance for Remakes and Returns

     Sales are recorded in accordance with the Company’s policy for revenue recognition and deferred revenue discussed in the summary of Significant Accounting Policies. Revenues have been reduced by allowances for remakes of product and returns. The estimated allowances are calculated as a percentage of sales and based upon historical return percentages.

Managed Vision Underwriting Results

     The Company sells capitated managed vision care plans, which generally have duration of one year. Based upon its experience, the Company believes that it can predict utilization and claims experience, including estimates for claims incurred but not reported, under these plans with a high level of confidence. Underwriting results are recognized using an estimated percentage of claims revenue. Each quarter, a portion of the resulting gain is reserved for potential variances between predicted and actual results. The reserves are reconciled following the end of each plan year.

Self-Insurance Reserves

     Due to the significant deductible under its insurance policies, the Company is primarily self-insured for property loss, workers’ compensation, automobile and general liability costs. The liabilities are determined actuarially based on claims filed and estimates for claims incurred but not reported. These liabilities are not discounted. In estimating the obligation associated with incurred losses, the Company utilizes loss development factors prepared by independent third party actuaries. These development factors utilize historical data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claims settlements and reported claims.

Defined Benefit Retirement Plans

     The plan obligations and related assets of defined benefit retirement plans are presented in Note 10 of the Notes to Consolidated Financial Statements. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate and the estimated future return on plan assets. In determining the discount rate, the Company utilizes the yield on high-quality, fixed income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans. At January 31, 2004, the weighted average actuarial assumptions of the Company’s plans were discount rate 6.0% and long-term rate of return on plan assets 9.0%.

Certain Operating and Expense Trends

     Same store sales in the Company’s vision segment experienced strong double-digit increases during the first two months of the 2004 fiscal year compared to the same period in fiscal 2003. The performance within the segment was varied, with Cole Licensed Brands posting strong double digit results and Pearle Vision’s Company-owned stores posting low single digit increases. Things Remembered generated same store sales increases in the high single digits. There is no assurance that these same store sales trends will continue for the remainder of the first quarter of fiscal 2004.

     Costs associated with the California litigation, the merger agreement with Luxottica, and the SEC investigation are expected to continue in 2004. However, many of the unallocated corporate expenses, such as the costs related to the management change, shareholder settlement and restatement audit fees are not expected to recur. The Company expects its profit performance to improve in fiscal 2004 as a result of revenue growth, expense controls and the non-recurrence of the aforementioned unallocated corporate expenses. As a result of the Company’s new agreement with Target Corporation, the Company closed 25 Target Optical stores on April 10, 2004 and expects to incur a charge of approximately $2.2 million related to store closing costs.

Forward Looking Statements

     The Company’s expectations and beliefs concerning the future contained in this document are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those forecasted due to a variety of factors that can adversely affect the Company’s operating results, liquidity and financial condition such as risks associated with potential adverse consequences of the restatement of the Company’s financial statements, including those resulting from litigation or government investigations, restrictions or curtailment of the Company’s credit facility and other credit situations, costs and other effects associated with the California litigation, risks that the contemplated merger between the Company and Luxottica Group S.p.A. will not be completed, uncertainty as to the timing of obtaining regulatory approvals and clearance for the Merger, the timing and achievement of improvements in the operations of the optical business, the results of Things Remembered, which is highly dependent on the fourth quarter holiday season, the nature and extent of disruptions of the economy from terrorist activities or major health concerns and from governmental and consumer responses to such situations, the actual utilization of Cole Managed Vision funded eyewear programs, the success of new store openings and the rate at which new stores achieve profitability, the Company’s ability to select, stock and price merchandise attractive to customers, success of systems development and integration, costs and other effects associated with litigation, competition in the optical industry, integration of acquired businesses, economic and weather factors affecting consumer spending, operating factors affecting customer satisfaction, including manufacturing quality of optical and engraved goods, the Company’s relationships with host stores, franchisees, and managed care clients, the mix of goods sold, pricing and other competitive factors, and the seasonality of the Company’s business.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The Company’s major market risk is to changes in foreign currency exchange rates in Canada and in Euros, which could impact its results of operations and financial condition. Foreign exchange risk arises from the Company’s exposure to fluctuations in foreign currency exchange rates because the Company’s reporting currency is the United States dollar. Management seeks to minimize the exposure to foreign currency fluctuations through natural internal offsets to the fullest extent possible. A 10% adverse movement in quoted foreign currency exchange rates could result in a loss of fair value of investments and notes and interest receivables of $0.7 million.

     In addition, the Company is exposed to changes in the fair value of its debt portfolio, primarily resulting from the effects of changes in interest rates. The Company utilizes interest rate swaps to manage its exposure. Management believes that its use of these financial instruments is in the Company’s best interest. These agreements require the Company to pay an average floating interest rate based on six month LIBOR plus 4.5375% to a counter party while receiving a fixed rate on $50.0 million of the Company’s $125.0 million 8-5/8% Senior Subordinated Notes due 2007. The agreements mature August 15, 2007 and qualify as fair value hedges. The LIBOR rate is reset in arrears in February and August of each year. The reset effective on February 17, 2004 for six month LIBOR was 1.175% and resulted in a rate of 5.7125% applied from August 16, 2003 through February 17, 2004. At January 31, 2004 the fair value of the swap agreements was an unrealized gain of approximately $0.8 million.

     A change in six month LIBOR would effect the interest cost associated with the $50.0 million notional value of the swap agreements. A 50% change (approximately 59 basis points) in the market rates of interest for six month LIBOR as compared to the rate in effect for fiscal 2003 would increase the Company’s annual interest cost by $0.3 million. The Company does not enter into financial instruments for trading purposes.

Item 8. Financial Statements and Supplementary Data

     Information required by this item appears on pages F-1 through F-37 of this Form 10-K and is incorporated herein by this reference. Other financial statements and schedules are filed herewith as “Financial Statement Schedules” pursuant to Item 15.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     (a) Immediately following the Signature section of this Annual Report are certifications of the Company’s Chief Executive Officer and Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certification”). This portion of our Annual Report on Form 10-K is our disclosure of the results of our control evaluation referred to in paragraphs (4) and (5) of the Section 302 Certification and should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.

     The Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, of the design, operation and effectiveness of the Company’s disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer concluded that based on such evaluation, as of January 31, 2004, the Company’s disclosure controls and procedures were effective and reasonably designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

     (b) Based on evaluation, there have not been any changes in the Company’s internal control over financial reporting or in other factors during the fourth quarter of fiscal year ended January 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Executive Officers of the Company

     The following persons are the executive officers of Cole National Corporation who are not members of its Board of Directors. These officers have been appointed to their respective offices by the Board of Directors and serve at the pleasure of the Board of Directors:

Name	Age	Office
Lawrence E. Hyatt	49	Executive Vice President and Chief Financial Officer

Leslie D. Dunn	58	Senior Vice President - Business Development, General Counsel and Secretary

Patricia M. Luzier	54	Senior Vice President and Chief Administrative Officer

Ann M. Holt	47	Senior Vice President, Corporate Controller and Principal Accounting Officer

     The following is a brief account of the positions held during the past five years by each of the above named executive officers:

     Mr. Hyatt has been Executive Vice President and Chief Financial Officer since July 15, 2002. Prior to joining the Company, he was with PSINet, Inc. as Chief Financial and Restructuring Officer from 2000 to 2002; with HMS Host Corporation as Chief Financial Officer from 1999 to 2000; and with Sodexho Marriott Services, Inc. and its predecessor company as Chief Financial Officer from 1989 to 1999.

     Ms. Dunn has been Senior Vice President-Business Development, General Counsel and Secretary since September 1997. Prior to joining the Company, she had been a partner in the law firm of Jones Day since 1985.

     Ms. Luzier has been Senior Vice President and Chief Administrative Officer of the Company since June 23, 2003. She joined Cole National Corporation as the Vice President, People and Organizational Effectiveness for Cole Vision in June, 1999 and became Senior Vice President and Chief Administrative Officer of Cole Vision in February 2001. Prior to joining the Company, she was with HomePlace, Inc. as Senior Vice President, Human Resources and Administration since 1998, and with ViCorp Restaurants, as Senior Vice President, Human Resources and Business Processes from 1994 to 1998.

     Ms. Holt has been Senior Vice President, Corporate Controller and Principal Accounting Officer since December 2002. She joined Cole National Corporation as the Vice President, Finance for Cole Licensed Brands in June 2000. Prior to joining the Company, she was with ICI Paints as Vice President, Finance in the U.S. stores division from September 1998 to 2000, and with OfficeMax, Inc. as Vice President, Controller and other financial management positions between 1990 and May 1998.

     Information concerning Larry Pollock, the Company’s President and Chief Executive Officer and a Director, is included with the information concerning the Board of Directors.

Board of Directors

     The following persons comprise the Board of Directors for Cole National Corporation. Each director’s term of office is one year, or until a successor is elected.

Name	Age	Current Position
Walter J. Salmon	73	Chairman

Larry Pollock	57	President, Chief Executive Officer and Director

Jeffrey A. Cole	62	Director

Ronald E. Eilers	56	Director

Timothy F. Finley	60	Director

Irwin N. Gold	47	Director

Peter V. Handal	61	Director

Charles A. Ratner	62	Director

     Mr. Salmon has been Chairman of the Board of Cole National Corporation since June 2003 and a Director since June 1997. Mr. Salmon is the Stanley Roth Sr. Professor of Retailing, Emeritus at the Harvard University Graduate School of Business Administration, where he has been a member of the faculty since 1956. Mr. Salmon also served as Senior Associate Dean and Director of External Relations from 1989 to 1994. Mr. Salmon previously served as a director of Cole National Corporation’s predecessor from 1961 to 1984. He is also a director of The Neiman Marcus Group; PetsMart, Inc.; Party City Stores, Inc.; Stage Stores, Inc.; and a director of Cumberland Farms, Inc., a privately held retail gasoline and convenience store chain.

     Mr. Pollock became President and Chief Executive Officer of Cole National Corporation in June 2003 and a Director since January 2000. He joined the Company in January 2000 as President and Chief Operating Officer. Prior to joining Cole National Corporation, Mr. Pollock served as President and Chief Executive Officer of HomePlace, Inc., a housewares retailer, from September 1998 to June 1999. Mr. Pollock joined HomePlace, Inc. in January 1997 as Executive Vice President and Chief Operating Officer. From 1994 to 1996, Mr. Pollock served as President, Chief Operating Officer and a director of Zale Corporation, a jewelry retailer. Mr. Pollock is a director of Borders Group, Inc.

     Mr. Cole has been a director of Cole National Corporation or its predecessor since 1969. He served as Chairman from 1992 to 2003, Chief Executive Officer from 1984 to 2003 and served as Chief Financial Officer from 1991 until March 1999. He is also a director of Hartmarx Corporation and Pearle Europe B.V. Cole National Corporation owns approximately 21% of the common stock of Pearle Europe B.V.

     Mr. Eilers became a director of Cole National Corporation in December 2002. He has served as President and Chief Operating Officer of Deluxe Corporation since December 2000 and as a member of its Board of Directors since August 2000. From August 1997 to December 2000, Mr. Eilers was a Senior Vice President of Deluxe Corporation and managed its Paper Payment Systems business. Deluxe Corporation provides personal and business checks, business forms, labels, self-inking stamps, fraud prevention services and customer retention programs to banks, credit unions, financial services companies, consumers and small businesses.

     Mr. Finley has been a director of Cole National Corporation since 1992. In 1999, Mr. Finley retired as Chairman and Chief Executive Officer of Jos. A. Bank Clothiers, Inc., a clothing retailer, a position which he had held since 1990. He is also a director of Bakers Footwear Group, Inc., a footwear retailer.

     Mr. Gold has been a director of Cole National Corporation since 1992. Mr. Gold is a Senior Managing Director and a director of Houlihan Lokey Howard & Zukin, a specialty investment banking firm, where he has been employed since 1988.

     Mr. Handal has been a director of Cole National Corporation since 1992. Mr. Handal has served as President and Chief Executive Officer of Dale Carnegie Training & Associates, Inc., a provider of corporate business seminars and training courses since 2000. He was Chief Operating Officer for part of 1999. He also is President of COWI International Group, a consulting company; President of J4P Associates, a real estate firm; President of Fillmore Leasing Company; and President of Victor B. Handal and Bro., Inc., an owner of various real estate properties. He is also a director of Dale Carnegie Training & Associates, Inc.; and Factory 2U Stores, Inc.

     Mr. Ratner has been a director of Cole National Corporation since March 1995. Since 1993, Mr. Ratner has served as President and, since 1995, Chief Executive Officer, of Forest City Enterprises, Inc., a national real estate development and management company. He is also a director of Forest City Enterprises, Inc. and American Greetings Corporation.

     The Board of Directors held 11 meetings during fiscal 2003. Each director attended at least 75% of those meetings and the meetings of any committee of which he is a member during his tenure on the Board.

Audit Committee and Audit Committee Financial Expert

     The Company’s Board of Directors has determined that Mr. Finley qualifies as an “audit committee financial expert” as defined by Item 401(h) of Regulation S-K adopted pursuant to the Securities and Exchange Act of 1934, as amended and that each of Messrs. Salmon, Finley and Gold is “independent” under the applicable standards of the New York Stock Exchange and federal securities laws. For Messrs. Salmon, Finley and Gold’s relevant experience see their individual biographies listed in “Board of Directors” above.

Section 16(A) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the regulations thereunder require the Company’s directors and executive officers, and persons who own more than ten percent of its outstanding common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s common stock. The Company’s executive officers, directors and ten percent shareholders are required by SEC regulations to furnish the Company with a copy of all Section 16(a) forms (“Forms 3, 4, and 5”) that they file. To the Company’s knowledge, based solely on a review of copies of the Forms 3, 4 and 5 furnished to the Company and written representations as to all transactions in the Company’s securities effected during the period from February 2, 2003 through January 31, 2004, all applicable Section 16(a) filing requirements were complied with, except for one inadvertent late filing on behalf of Mr. Cole in connection with the payout of his deferred compensation.

Code of Ethics

With the approval of the Board of Directors, the Company has adopted a code of ethics applicable to all management employees, amended April 1, 2004. The Company will provide to any person, without charge and upon request, a copy of such code of ethics. To obtain a copy, please contact the Secretary of the Company at (330) 486-3100, or by writing to the Secretary of the Company at 1925 Enterprise Parkway, Twinsburg, Ohio, 44087. The Company intends to disclose future amendments to certain provisions of its code of ethics, or waivers of such provisions granted to executive officers and directors, on its corporate website (www.colenational.com) within five business days following such amendment or waiver.

Item 11. Executive Compensation

     The following table shows the before-tax compensation for the years shown for Cole National Corporation’s President and Chief Executive Officer, and the four next highest paid executive officers at the end of fiscal 2003, and its former Chairman and Chief Executive Officer, who served in that capacity until June 2003.

Summary Compensation Table

	Annual						Long-Term
	Compensation						Compensation Awards
						Other	Restricted	Securities
						Annual	Stock	Underlying	All Other
Name and Principal Position	Year	Salary		Bonus		Compensation	Awards	Options	Compensation
Larry Pollock -	2003	$536,154		$929,687		$—	—	300,000	$16,567	(1)
President and Chief	2002	$50,000		$—		$23,819 (3)	—	—	$12,841
Executive Officer(2)	2001	$50,000		$125,000		$27,724 (3)	—	—	$9,417
Lawrence E. Hyatt	2003	$408,462		$102,500		$—	—	15,000	$13,572	(1)
Executive Vice President	2002	$221,443		$—		$—	438,750	75,000	$3,800
and Chief Financial Officer(4)
Leslie D. Dunn	2003	$294,231		$73,750		$—	—	5,000	$59,718	(1)
Senior Vice President -	2002	$287,115		$—		$—	—	11,000	$57,858
Business Development,	2001	$273,461		$—		$—	—	7,500	$38,665
General Counsel and Secretary
Patricia M. Luzier	2003	$302,692		$76,250		$—	—	20,000	$17,113	(1)
Senior Vice President and Chief Administrative Officer
Ann M. Holt	2003	$185,000		$46,250		$—	—	9,000	$12,231	(1)
Senior Vice President and	2002	$163,539		$101,750	(5)	$—	—	10,000	$3,529
Corporate Controller
Jeffrey A. Cole	2003	$346,538		$—		$—	—	—	$7,525,476	(1)(7)
Chairman and Chief	2002	$788,462	(6)	$—		$—	—	15,156	$210,611
Executive Officer(6)	2001	$725,000		$—		$—	—	250,000	$221,619

(1)	The amounts listed for fiscal 2003 consist of:

•	payments by Cole National Corporation pursuant to an agreement between Cole National Corporation and an insurance company that provides for reimbursements to the named executive officers in amounts up to $20,000 per year for certain medical expenses for themselves and their families not otherwise covered by Cole National Corporation’s group medical insurance plan as follows: Mr. Pollock ($10,697), Mr. Hyatt ($10,697), Ms. Dunn ($10,697), Ms. Luzier ($7,428), Ms. Holt ($6,809) and Mr. Cole ($1,486);

•	payments under Cole National Corporation’s 401(k) Plan to match pre-tax elective deferral contributions as follows: Mr. Pollock ($2,000), Mr. Hyatt ($1,500), Ms. Dunn ($2,000), Ms. Luzier ($2,000), and Ms. Holt ($2,000);

•	payments under Cole National Corporation’s Supplemental Deferred Compensation Plan to match elective deferral contributions as follows: Ms. Holt ($2,868) and Ms. Luzier ($5,910);

•	the value of group term life insurance provided by Cole National Corporation for the benefit of the executive officers as follows: Mr. Pollock ($3,870), Mr. Hyatt ($1,375), Ms. Dunn ($2,771), Ms. Luzier ($1,775), Ms. Holt ($554) and Mr. Cole ($14,729); and

•	contribution credits in fiscal 2003 provided under Cole National Group’s Supplemental Retirement Benefit Plan as follows: Ms. Dunn ($44,250). See “Supplemental Executive Retirement Plans” below for a description of this plan.

(2)	See “ Employment Agreement and Changes in Control Agreements” below for a description of Mr. Pollock’s employment agreements, supplemental executive retirement plan, stock options and shares of restricted stock.

(3)	Includes car allowance, the value of personal air travel and the dollar value of the benefit of premiums paid for a long-term disability insurance policy. These perquisites are consistent with company programs provided to other named executive officers but, because Mr. Pollock’s salary was minimal in fiscal 2002 and 2001, their value exceeded the minimum SEC reporting standard of 10% of Mr. Pollock’s annual salary and bonus.

(4)	On July 15, 2002, Mr. Hyatt became Executive Vice President and Chief Financial Officer of Cole National Corporation at an annual base salary of $400,000. Mr. Hyatt was awarded a grant of 75,000 stock options and 25,000 shares of restricted Cole National Corporation common stock at the time he was hired. The shares of restricted stock have a four-year vesting period, with half of the grant vesting at the end of year three and the remainder vesting at the end of year four.

(5)	Ms. Holt’s bonus in 2002 was earned as a result of her services as Vice President, Finance of the Cole Licensed Brands division of Cole Vision Corporation, a subsidiary of Cole National Group, Inc. Ms. Holt became Senior Vice President and Corporate Controller of Cole National Corporation on December 5, 2002 at an annual base salary of $185,000.

(6)	Jeffrey A. Cole’s employment with Cole National Corporation ceased on June 25, 2003. Mr. Cole remains on Cole National Corporation’s Board as a non-employee director.

(7)	Also includes the following additional payments received by Mr. Cole pursuant to the Separation Agreement and Mutual Release dated as of July 16, 2003 between Mr. Cole and the Company: $2,500,000 as severance; $2,730,000 as the lump sum present value for medical, automobile, office, secretarial and financial planning/legal benefits to which he would otherwise have been entitled; payment of $179,261 in legal fees relating to the negotiation of the agreement; and $2,100,000 as settlement of the Company’s obligations to provide Mr. Cole with split-dollar life insurance. Not included in the amounts shown was an additional payment of $4,600,000 as a lump sum settlement of the Company’s obligations under the 1999 Supplemental Retirement Benefit Plan. The Separation Agreement also provided that all of Mr. Cole’s shares of common stock that were subject to vesting and forfeiture provisions became fully vested.

Mr. Cole’s mother was also assured of continuing coverage under the Company’s welfare plans for the remainder of her life. Mr. Cole has repaid the unpaid balance of $620,000 on the promissory note originally extended to him in connection with the purchase of shares of Company common stock. In the event that any payments made to Mr. Cole are subject to the excise tax under Section 4999 of the Internal Revenue Code, an additional payment will be made to Mr. Cole so that after that payment of all income and excise taxes in such payment, Mr. Cole will be in the same tax position as if no excise tax has been imposed.

Option/SAR Grants in Last Fiscal Year

     Stock option grants are awarded under several plans. The following table contains information concerning options granted to those executive officers listed in the Summary Compensation Table who received grants during fiscal 2003.

Option Grants in Last Fiscal Year

		Percent of			Potential Realizable Value
		Total			at Assumed Annual Rates
	Number of	Options			of Stock Price
	Securities	Granted to			Apreciation for Option
	Underlying	Employees in	Exercise or		Term ($) (2)
	Options	Fiscal	Base Price	Expiration
Name	Granted (1)	Year (%)	($/Share)	Date	5%	10%
Larry Pollock	300,000	59.9	11.86	6/25/13	2,237,607	5,670,536
Leslie D. Dunn	5,000	1.0	7.98	6/2/13	25,093	63,590
Ann M. Holt	9,000	1.8	7.98	6/2/13	45,167	114,463
Lawrence E. Hyatt	15,000	3.0	7.98	6/2/13	75,279	190,771
Patricia M. Luzier	20,000	4.0	7.98	6/2/13	100,372	254,361

(1)	These stock options provide for periodic vesting in equal annual installments over four years with early vesting of all or a portion of the unvested options in the case of certain events, such as after a change of control of Cole National Corporation or following certain terminations of employment with Cole National Corporation.

(2)	The value, if any, the optionee may realize upon the exercise of a stock option depends on the excess of the then-current market value per share over the exercise price per share. There is no assurance that the values to be realized upon exercise of the stock options listed above will be at or near the amounts shown.

     The following table contains information concerning options exercised during fiscal 2003 and unexercised stock options held as of January 31, 2004. Also reported are the values for “in-the-money” options which represent the positive spread between the exercise prices of any such stock options and the fiscal year end price of Cole National Corporation’s Common Stock.

			Number of Securities	Value of Unexercised
	Shares		Underlying Unexercised	In-the-Money Options at
	Acquired on	Value	Options at January 31, 2004	January 31, 2004 ($)(1)
Name	Exercise (#)	Realized ($)	(#) Exercisable/Unexercisable	Exercisable/Unexercisable
Larry Pollock	—	—	262,500/300,000	3,157,875/3,051,000
Lawrence E. Hyatt	—	—	18,750/71,250	84,000/462,750
Leslie D. Dunn	—	—	75,000/17,000	647,833/143,173
Ann M. Holt	—	—	8,750/20,250	98,700/200,850
Patricia M. Luzier	—	—	41,875/55,625	532,444/582,069
Jeffrey A. Cole	4,309 (2)	50,850	762,656/1,571	6,336,980/3,244

(1)	Based on the closing price of $22.03 per share of Cole National Corporation’s common stock on the New York Stock Exchange on January 30, 2004, the last trading day of fiscal 2003.

(2)	Based on exercise of options for 28,250 shares of which 23,941 vested options were returned to the Company in payment for the exercise of the options and 4,309 shares were issued.

     Participants in the Retirement Plan may elect payment of retirement benefits under several different formulae. The following table shows the estimated annual retirement benefits which will be payable to participating employees under the Retirement Plan’s normal retirement formula upon retirement at age 65 after selected periods of service. The benefits as presented below do not take into account any reduction for joint and survivor payments.

Pension Plan Table

Years of Service (1)
Renumeration		10	15	20	25	30
$ 100,000		$7,511	$11,267	$15,023	$18,778	$22,534
125,000		9,761	14,642	19,523	24,403	29,284
150,000		12,011	18,017	24,023	3,028	36,034
175,000		14,261	21,392	28,523	35,653	42,784
200,000	(2)	16,511	24,767	33,023	41,278	49,534
225,000	(2)	18,761	28,142	37,523	46,903	56,284
250,000	(2)	21,011	31,517	42,023	52,528	63,034
300,000	(2)	25,511	38,267	51,023	63,778	76,534
350,000	(2)	30,011	45,017	60,023	75,028	90,034
400,000	(2)	34,511	51,767	69,023	86,278	103,534
500,000	(2)	43,511	65,267	87,023	108,778	130,534
600,000	(2)	52,511	78,767	105,023	131,278	157,534
700,000	(2)	61,511	92,267	123,023	153,778	184,534
725,000	(2)	63,761	95,642	127,523	159,403	191,284

(1)	Based on retirement in 2002. In January 2002, the Company approved a plan freeze for all participants except for participants who are age 50 with 10 years benefit service as of March 31, 2002. These participants had their average pay frozen as of March 31, 2002, and covered compensation frozen as of December 31, 2001, but their benefit service will continue to grow.

(2)	The Internal Revenue Code places certain limitations on the amount of compensation that may be taken into account in calculating pension benefits and on the amount of pensions that may be paid under federal income tax qualified plans. For benefits accruing in plan years beginning after December 31, 2001, no more than $200,000 (indexed for inflation) in annual compensation can be taken into account. Effective March 31, 2002, compensation under the Retirement Plan is frozen at a maximum of $200,000. Under the Pension Plan SERP (as defined below under the caption “Supplemental Executive Retirement Plans”), participating executives will receive the amounts to which they otherwise would have been entitled under the Retirement Plan, subject to the freeze, without regard to Internal Revenue Code limitations, provided that they have five years of service with Cole National Corporation.

Supplemental Executive Retirement Plans

     The Company has several supplemental executive retirement plans (the “SERPs”) that provide for payment of benefits in addition to the benefits under the Retirement Plan to the participating executives, which include officers named in the Summary Compensation Table.

     The Cole National Group, Inc. Supplemental Pension Plan (the “Pension Plan SERP”) is an excess benefit plan that replaces benefits that would otherwise have been payable under the Retirement Plan but that are limited due to Internal Revenue Code limitations. Participants in the Pension Plan SERP will vest in the excess benefits after five years of service (with credit for past service). Benefits under the Pension Plan SERP will be payable on the same basis as the Retirement Plan benefits or, for participants in the 1999 SERP in a lump sum.

     The Cole National Group, Inc. Supplemental Retirement Benefit Plan (the “Benefit Plan SERP”) is a defined contribution plan under which participants will receive an annual credit based on a percentage of base salary and an earnings assumption to be determined on an annual basis. Participants in the Benefit Plan SERP will be fully vested in the defined contribution benefits after ten years of service. Benefits under the Benefit Plan SERP will generally be payable upon retirement (age 55 and older) in ten annual installments or, upon approval by the Company, in another form elected by the participant prior to retirement. The following named individuals received contribution credits in 2003 under the Benefit Plan SERP, which amounts are included in “All Other Compensation” in the Summary Compensation Table: Ms. Dunn — $44,250.

     The Cole National Group, Inc. 1999 Supplemental Retirement Benefit Plan (the “1999 SERP”) is a defined benefit plan designed to provide additional retirement benefits for certain members of management and highly compensated employees. Benefits under the 1999 SERP will generally be payable on the same basis as the Retirement Plan benefits, or, at the election of a participant, in installments or in a lump sum. Mr. Pollock and Ms. Dunn are currently the only participants in the 1999 SERP. Mr. Pollock’s benefits under the 1999 SERP will vest once he has completed 30 months of employment with the Company following July 25, 2003. Ms. Dunn benefits under the plan are fully vested. Mr. Pollock’s total annual benefits under the 1999 SERP, assuming retirement at age 65, will equal 50% of Mr. Pollock’s final annual base salary immediately prior to the date of his termination of employment. Ms. Dunn’s total annual retirement benefits under the 1999 SERP, the Retirement Plan, the Pension Plan SERP and the Benefit Plan SERP, assuming retirement at age 65, will equal 40% of twelve times her average monthly compensation. The level of benefits received by Mr. Pollock or Ms. Dunn will be reduced if Mr. Pollock or Ms. Dunn, as the case may be, retires before age 65. The benefits under the 1999 SERP are payable to Mr. Pollock’s and Ms. Dunn’s respective beneficiaries in the event of his or her death prior to complete payment of benefits.

Employment Agreement and Change in Control Agreements

     Mr. Pollock, Mr. Hyatt, Ms. Dunn and Ms. Luzier have previously entered into agreements with Cole National Corporation that contain change in control severance provisions. In addition, Ms. Holt previously entered into noncompetition and salary continuation agreements which will result in severance payments upon certain terminations of her employment following the merger.

     Mr. Pollock’s Agreement. Cole National Corporation is party to an employment agreement with Mr. Pollock, effective June 25, 2003, which provides for a four-year term that will, on its third anniversary, annually extend on a year-by-year basis until and including the year Mr. Pollock reaches age 65. Under the agreement, Mr. Pollock’s annual base salary is at least $850,000 in the first year of the agreement, $875,000 in the second year of the agreement, $900,000 in the third year of the agreement, $925,000 in the fourth year of the agreement, and thereafter, in an amount mutually determined by Mr. Pollock and Cole National Corporation, but in no event less than $925,000. In addition, Mr. Pollock is eligible to receive an annual bonus of not less than 100% nor more than 175% of his annual base salary, and is eligible as well for a multi-year performance incentive bonus based on achievement of certain pre-set objectives over the period February 1, 2003 to February 1, 2005. The annualized target bonus award is $700,000, with a maximum bonus of $1,400,000. Mr. Pollock’s employment agreement was amended on November 26, 2003, to provide that in the event of a change of control (which would occur upon consummation of the Luxottica merger) of Cole National Corporation during the multi-year performance bonus period of February 1, 2003 to February 1, 2005, he will be paid a change of control incentive bonus payment of $500,000, and such bonus payment would be credited against the multi-year performance incentive bonus payment, if any, that Mr. Pollock earns for such period. Expenses related to the merger (notwithstanding whether or not the merger occurs) would be excluded in calculating the multi-year performance incentive bonus payment.

     In the event that Mr. Pollock terminates his employment for any reason or without reason during the 90-day period commencing on the completion of the Luxottica merger, the agreement provides for a lump sum payment to Mr. Pollock equal to the sum of (a) a pro rata bonus for the year in which the termination occurs, (b) three times his annual base salary at the time of termination and (c) three times either (i) the average of his annual incentive bonus and multi-year performance bonus (collectively, the “Bonuses”) for the three consecutive years preceding the year in which such termination occurs, if such termination occurs after June 25, 2006, (ii) the average of his Bonuses for the actual number of years preceding the years in which such termination occurs, if such termination occurs on or after June 25, 2004, but prior to June 25, 2006, or (iii) Mr. Pollock’s bonus for his last full year under his prior employment agreement, in the event such termination occurs prior to June 25, 2004. In addition, for 36 months following the termination of his employment, Mr. Pollock is entitled to continued medical and life insurance coverage, continued financial, estate and tax consulting services in an amount not to exceed $15,000 per year, continued comparable office space at corporate headquarters and substantially equivalent secretarial services, and continued use of, or title to, the automobile then provided to him. Mr. Pollock may elect to receive a lump sum payment for the medical insurance and medical expense reimbursement and automobile benefits in lieu of receiving continuation of such benefits.

     In the event Mr. Pollock’s employment is terminated without cause or he resigns outside of the 90-day window period due to a constructive termination event, Cole National Corporation would pay Mr. Pollock a lump sum amount of $3 million. Mr. Pollock would also be entitled to receive the continued benefits described in the immediately preceding paragraph.

     In the event that any payments received by Mr. Pollock under the agreement or otherwise become subject to the excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended, he will be entitled to an additional payment such that he will be placed in the same after-tax position as if no excise tax had been imposed.

     Mr. Pollock’s agreement contains customary confidentiality provisions, as well as three-year noncompetition and nonsolicitation provisions.

     Agreements with Mr. Hyatt, Ms. Dunn and Ms. Luzier. Mr. Hyatt, Ms. Dunn and Ms. Luzier have previously entered into agreements with Cole National Corporation that contain change in control severance provisions. Pursuant to the terms of these agreements, if, during the three-year period following a change in control (including the change of control resulting from the Luxottica merger), the employment of a covered executive is terminated other than for “cause” or disability, or by the covered executive for “good reason” (including a termination by Ms. Dunn, Mr. Hyatt and Ms. Luzier for any reason during the thirty day-period following the first anniversary of the change in control), the covered executive will be entitled to receive the following payments and benefits:

     - a pro-rata annual bonus through the date of termination, based on the executive’s annual target bonus payable to the executive during the three years prior to the year in which the change in control occurs;

     - two times the sum of the covered executive’s base salary and annual target bonus;

     - the value of two years additional employer contributions and service credits under Cole National Corporation’s supplemental defined contribution retirement plan, full vesting of accrued amounts under such plan and a lump sum payment of such amounts;

     - for Ms. Dunn, the value of two years age and service credit to the Cole National Corporation 1999 supplemental defined benefit retirement plan equal to the age and service credit she would have received had she remained employed for two years following her termination of employment, full vesting of accrued amounts under the supplemental defined benefit plan and a lump sum payment of such amounts; and

     - continued welfare benefit coverage for two years.

     If any amounts payable under the change of control agreements or otherwise would be subject to the excise tax under section 4999 of the Internal Revenue Code, an additional payment will be made so that after the payment of all income and excise taxes on each payment, the covered executive will be in the same after-tax position as if no excise tax under section 4999 had been imposed. However if these payments (excluding additional amounts payable due to the excise tax) do not exceed 110% of the greatest amount that could be paid to the covered executive without requiring payment of the excise tax, no additional payments will be made on account of the excise tax. Instead, the payments otherwise due to the covered executive will be reduced as necessary to prevent the application of the excise tax.

     Noncompetition and Salary Continuation Agreements with Ms. Holt. Cole National Corporation is party to noncompetition and salary continuation agreement with Ms. Holt. The agreement provides that, during Ms. Holt’s employment and for a period of 12 months thereafter, Ms. Holt will not compete with Cole National Corporation or solicit customers of Cole National Corporation. In addition, the agreement provides that Ms. Holt will not encourage any employee of Cole National Corporation to terminate employment with Cole National Corporation and that Ms. Holt will not disclose or otherwise use any confidential or proprietary information of Cole National Corporation.

     Under the agreements, upon termination of Ms. Holt’s employment by Cole National Corporation other than for cause, Ms. Holt will be entitled to continuation of her base salary for a period of one year following such termination. In addition, during the period of salary continuation, Ms. Holt will be entitled to continuation of health care, dental and term life benefits and Cole National Corporation will, at its sole expense as incurred, provide Ms. Holt with reasonable outplacement services the scope and provider of which will be selected by Cole National Corporation, subject to a maximum cost of $10,000.

     Retention Agreements with Ms. Holt. Ms. Holt is a party to a retention agreement that provides that on the date that is 90 days after completion of the Luxottica merger (or the date that is 30 days after the merger agreement is terminated), Ms. Holt will receive a lump sum cash payment of $55,550, subject to Ms. Holt’s continued employment with Cole National Corporation (or its affiliates) through the 90th day after the completion of the merger (or the date that is 30 days after the merger agreement is terminated). In the event that, prior to the payment date, Ms. Holt’s employment is terminated by the Company (and its affiliates) without cause (other than by reason of the executive’s death or disability) or Ms. Holt resigns for good reason, Ms. Holt will be entitled to receive the retention payment on the payment date.

Compensation of Directors

Cash Compensation

     Directors, other than Mr. Salmon, who are not employees of Cole National Corporation or any of its subsidiaries are paid an annual fee of $25,000, plus reasonable out-of-pocket expenses. Mr. Salmon, as the non-executive Chairman is paid an annual fee of $125,000. Fees for Melchert F. Groot’s service on the Board of Directors were paid to HAL Realty III, Inc., an affiliate of HAL International N.V. Mr. Groot resigned from the Board on October 8, 2003. Members of each of the Board committees, including the Special Committee, receive $1,000 for each day of attendance at a committee meeting that is not held on the same day as a meeting of the full Board of Directors. In addition, the chairpersons of the Audit Committee, the Corporate Finance and Strategic Issues Committee and the Compensation Committee receive an additional fee of $7,500 per year. Other members of the Corporate Finance and Strategic Issues Committee receive an additional fee of $2,500 per year. Members of the Special Committee that considered the Merger received an additional one-time lump sum additional payment of $10,000 in 2003.

Stock-Based Compensation

     In 1997, the Company’s stockholders approved the Nonemployee Director Equity and Deferred Compensation Plan (the “Director Deferred Compensation Plan”). This plan allows nonemployee directors to receive their annual retainer and other fees in the form of shares of the Company’s common stock. The plan also allows nonemployee directors to defer the payment, and therefore the recognition as income for federal income tax purposes, of all or part of their annual retainer and other fees paid to them as directors. During fiscal 2003, Messrs. Handal, Ratner and Salmon elected to defer a portion of their fees and received credits payable in shares of the Company’s common stock as follows: Mr. Handal — 4,586 shares; Mr. Ratner — 3,591 shares; and Mr. Salmon — 1,653 shares.

     The Nonqualified Stock Option Plan for Nonemployee Directors (the “Director Option Plan”) provides for the granting of stock options for up to an aggregate of 100,000 shares of the Company’s common stock to directors who are not employees of Cole National Corporation or any of its subsidiaries, or who are not otherwise excluded from participation in the Director Option Plan. This plan provides for the automatic grant of a nonqualified option to purchase 2,500 shares of common stock to each newly elected or appointed nonemployee director on January 1 of the year immediately following the year in which the director is elected or appointed, and on each January 1 thereafter for as long as the director continues to serve. Options granted under the Director Option Plan generally vest on the first anniversary of the date of grant of the option, provided that the optionee is still serving as a nonemployee director at that time. The exercise price per share for options granted under the plan is the average of the high and low selling prices of the Company’s common stock on The New York Stock Exchange on the last trading date on which such prices are quoted prior to the date of grant. On January 1, 2004, due to a limit on the number of shares available for grant, Messrs. Cole, Eilers, Finley, Gold,

Handal, Ratner and Salmon each received an automatic grant of options under the plan for 1,571 shares each, at an exercise price of $19.965.

Compensation Committee Interlocks and Insider Participation

     Deliberations concerning compensation for fiscal 2003 generally involved the Compensation Committee, which consisted of Messrs. Handal, Finley, and Ratner, and Melchert F. Groot, a former director of the Company, and the Special Compensation Committee, which consisted of Messrs. Handal and Finley. For more information regarding certain transactions between the Company and Messrs. Groot and Finley, see “Item 13 – Certain Relationships and Related Transactions” of this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth information regarding ownership of the Company’s common stock as of March 31, 2004, except as otherwise noted, by:

▪	each of those persons owning of record or known to us to be the beneficial owner of more than five percent of the Company’s outstanding common stock;

▪	each of the Company’s directors;

▪	each of the Company’s executive officers named in the Summary Compensation Table, and;

▪	all of the Company’s directors and executive officers as a group.

     The number of shares of common stock outstanding on March 31, 2004 was 16,716,868. Except as noted, all information with respect to beneficial ownership has been furnished by each director or officer or is based on filings with the Securities and Exchange Commission. Unless otherwise indicated below, voting and investment power of shares reported in this table is not shared with others. Beneficial ownership of the Company’s common stock has been determined according to Rules 13d-3 and 13d-5 under the Securities Exchange Act of 1934, which provide that a person is deemed to be the beneficial owner of shares of stock if the person, directly or indirectly, has or shares the voting or investment power of that stock, or has the right to acquire ownership of the stock within 60 days.

	Outstanding	No. of	Total number
	Shares	Immediately	of Shares
	Beneficially	Exercisable	Beneficially	Percent
Name of Beneficial Owner	Owned	Options	Owned	of Class
HAL International N.V. (1) (2)	3,196,100	5,000	3,201,100	19.15%
c/o HAL Holding N.V. 5 Avenues des Citronniers MC 98000 Monaco
Quaker Capital Management Corporation (3)	1,451,892	0	1,451,892	8.69%
401 Wood Street Suite 1300 Pittsburgh, PA 15222
Gabelli Asset Management Inc (4)	1,347,020	0	1,347,020	8.06%
One Corporate center Rye, NY 10580-1435
Wells Fargo & Company (5)	867,975	0	867,975	5.19%
420 Montgomery Street San Francisco, CA 94104
The PNC Financial Services Group, Inc.(6)	862,100	0	862,100	5.16%
One PNC Plaza 249 Fifth Avenue Pittsburgh, PA 15222-2707
Jeffrey A. Cole	306,162	762,656	1,068,818	6.11%
211 Esplande Way Palm Beach, FL 33480
Ronald E. Eilers	0	2,500	2,500	*
Timothy F. Finley	12,931	17,500	30,431	*
Irwin N. Gold	26,730	17,500	44,230	*
Peter V. Handal (7)	41,730	17,500	59,230	*
Larry Pollock(8) (9)	791,085	262,500	1,053,585	6.21%
1925 Enterprise Parkway Twinsburg, Ohio 44087
Charles A. Ratner(7)	20,500	16,000	36,500	*
Walter J. Salmon(7) (10)	8,243	15,000	23,243	*
Leslie D. Dunn	10,870	79,625	90,495	*
Ann M. Holt(11)	1,208	12,500	13,708	*
Lawrence E. Hyatt(12)	25,000	18,750	43,750	*
Patricia M. Luzier(11) (13)	3,596	58,750	62,346	*
All directors and executive officers as a group (13 persons)	1,250,844	1,319,281	2,570,125	14.25%

*	Less than one percent

(1)	Stock ownership is based on information provided to Cole National Corporation from HAL Holding N.V. and HAL International N.V. and a Schedule 13D filed by HAL Holding N.V. on June 15, 2001. Except for the options to purchase 5,000 shares held by HAL affiliates described in note (2) below, all of the shares listed are directly owned by HAL International N.V. HAL Holding N.V. owns all the outstanding shares of HAL International N.V. All decisions regarding voting and disposition of the shares are made by HAL International N.V. through its board of directors and HAL Holding N.V. through its executive board. As a result, HAL Holding N.V. may be deemed to have shared voting and disposition power over the shares that are or may be deemed to be beneficially owned by HAL International N.V., but HAL Holding N.V. disclaims such beneficial ownership. HAL Trust holds all shares of HAL Holding N.V. The trustees of HAL Trust act in accordance with the instructions of the stockholders of HAL

Trust. Mr. M. van der Vorm and Mr. O.J. van der Vorm may be deemed to control two entities that together control a majority of the voting power of the shares of HAL Trust. They disclaim beneficial ownership of the shares that are or may be deemed to be beneficially owned by HAL International N.V.

(2)	As reported on a Form 4 filed on January 3, 2003, HAL Realty III, Inc., an affiliate of HAL International N.V., holds options to purchase 2,500 shares of Cole National Corporation common stock, which were granted in lieu of a grant of options to Mr. Groot for his service on the Board of Directors pursuant to Cole National Corporation’s Nonqualified Stock Option Plan for Nonemployee Directors. As reported on Form 4 filed on February 11, 2002, HAL Investments Inc., an affiliate of HAL International N.V., holds options to purchase 2,500 shares of Cole National Corporation common stock, which were granted in lieu of a grant of options to Mr. Groot for his service on the Board of Directors pursuant to Cole National Corporation’s Nonqualified Stock Option Plan for Nonemployee Directors.

(3)	Stock ownership is based on an amended Schedule 13G filed on February 13, 2004. The report indicates that Quaker Capital Management Corporation has shared voting and dispositive power over 700,642 shares and sole voting and dispositive power as to 748,750 shares owned by its clients and held in accounts over which it has discretionary authority. Quaker Capital and/or its principals and employees have sole voting and dispositive power over the 2,500 shares owned by Quaker Capital and/or its principals and employees. Quaker Capital, in its capacity as investment adviser, may be deemed to be the beneficial owner of 1,449,392 of the reported shares which are owned by various investment advisory clients of Quaker Capital in accounts over which Quaker Capital has discretionary authority. Quaker Capital disclaims beneficial ownership of these securities. Additionally, Quaker Capital and/or its principals and employees own 2,500 shares of Cole National Corporation common stock.

(4)	Stock ownership is based on a Schedule 13D filed on March 5, 2004, which indicates that: Gabelli Funds, LLC beneficially owns 153,240 shares, with sole voting and dispositive power over all those shares; GAMCO Investors, Inc. beneficially owns 933,780 shares, with sole dispositive power over all those shares and sole voting power over 917,780 shares; Gabelli Securities, Inc. beneficially owns 252,600 shares, with sole voting and dispositive power over all those shares; MJG Associates, Inc. beneficially owns 7,000 shares, with sole voting and dispositive power over all those shares; and Gabelli Advisers, Inc. beneficially owns 400 shares, with sole voting and dispositive power over all those shares. Mario Gabelli is the Chief Investment Officer for each of the foregoing persons and is deemed to have beneficial ownership of the securities owned beneficially by each of the foregoing persons. Gabelli Securities, Inc. is deemed to have beneficial ownership of the securities owned beneficially by Gabelli & Company, Inc. Gabelli Asset Management, Inc. and Gabelli Group Capital Partners, Inc. are deemed to have beneficial ownership of the securities owned beneficially by each of the foregoing persons other than Mario Gabelli.

(5)	Stock ownership is based on a Schedule 13G filed on January 26, 2004. The report indicates that Wells Fargo & Company has the sole power to vote or direct the vote of 865,300 of the reported shares and sole power to dispose or direct the disposition of 826,975 of the reported shares and has aggregate beneficial ownership of 867,975 shares, whereas Wells Capital Management Incorporated has the sole power to vote or direct the vote of 824,300 of the reported shares and sole power to dispose or direct the disposition of 826,975 of the reported shares. Wells Fargo & Company is a Parent Holding Company in accordance with 240.13d-1(b)(1)(ii)(G) and Wells Capital Management Incorporated is a Registered Investment Advisor in accordance with Regulation 13d-1(b)(1)(ii)(E).

(6)	Stock ownership is based on a Schedule 13G filed on February 10, 2004. The report indicates that: PNC Financial Services Group, Inc. beneficially owns 862,100 shares, with sole voting power over 517,500 of the reported shares and sole dispositive power over 826,700 of the reported shares; PNC Bancorp, Inc. beneficially owns 862,100 shares, with sole voting power over 517,500 of the reported shares and sole dispositive power over 826,700 of the reported shares; PNC Bank, National Association beneficially owns 862,100 shares, with sole voting power over 517,500 of the reported shares and sole dispositive power over 826,700 of the reported shares; BlackRock Advisors, Inc. beneficially owns 826,700 shares, with sole voting power over 482,100 of the reported shares and sole dispositive power over 826,700 of the reported shares; and BlackRock Capital Management, Inc. beneficially owns 345,400 shares, with sole voting power over 289,300 of the reported shares and sole dispositive power over 345,400 of the reported shares. Of the 862,100 shares beneficially owned, 35,400 shares are held in accounts at PNC Bank, National Association in a fiduciary capacity.

(7)	Includes share equivalents, which have no voting rights, held through the Nonemployee Director Equity and Deferred Compensation Plan: Mr. Handal – 22,893 shares; Mr. Ratner – 16,500 shares; and Mr. Salmon – 6,893 shares.

(8)	Includes 133,042 shares deposited with a voting trust of which Mr. Pollock is the trustee. Mr. Pollock sold the economic interest in the shares held by the voting trust but retains sole voting power and sole dispositive power with respect to those shares.

(9)	Pursuant to a Voting Agreement, dated January 23, 2004, with Colorado Acquisition Corp., an indirect wholly-owned subsidiary of Luxottica, Mr. Pollock has agreed to vote (or cause to be voted), subject to certain exceptions and limitations, all shares which he is entitled to vote (a) in favor of the merger and the approval and adoption of the merger agreement, and (b) against (i) any extraordinary corporate transaction other than the merger, including an acquisition proposal, unless Cole National Corporation is permitted to enter into such transaction under the merger agreement, (ii) any action that would result in a change in those persons constituting a majority of the Cole National Corporation Board of Directors, other than voting in an annual meeting for the slate of directors proposed by the incumbent board or (iii) any action that would materially impede, interfere with, delay, postpone or adversely affect in any material respect the merger and the transactions contemplated by the merger agreement, unless Cole National Corporation is permitted to take that action under the merger agreement. Mr. Pollock has also given a proxy to Colorado Acquisition Corp. to vote with respect to the previously mentioned matters.

(10)	1,350 shares owned jointly with spouse.

(11)	Includes share equivalents, which have no voting rights, held through the Deferred Compensation Plan for Executives and Other Senior Management: Ms. Holt — 894 shares; and Ms. Luzier — 591 shares.

(12)	All 25,000 shares are shares of restricted stock, half of which vest on July 15, 2005 and the remainder of which vest on July 15, 2006.

(13)	2,000 shares owned jointly with spouse.

     Securities authorized for issuance under equity compensation plans as of January 31, 2004 follows:

Equity Compensation Plan Information

	Number of securities		Number of securities
	to be issued upon	Weighted-average	remaining available
	exercise of	exercise price of	for future issuance
	outstanding options	outstanding options,	under equity
Plan category	warrants and rights(1)	warrants and rights(1)	compensation plans
Equity compensation plans approved by security holders	1,468,478	$14.39	582,200 (2)
Equity compensation plans not approved by security holders	1,091,036	12.22	— (3)

Total	2,559,514	$13.46	582,200

(1)	There are currently no outstanding warrants to purchase shares of Cole National’s common stock. Pursuant to the Rights Agreement dated November 22, 1999 and modified on January 23, 2004, between Cole National and National City Bank, as rights agent, one preferred share purchase right was granted concurrently with each share of common stock. These rights are transferable only upon transfer of the underlying shares of common stock, unless events specified in the Rights Agreement occur.

(2)	The shares remaining available for issuance are comprised of: Nonemployee Director Equity and Deferred Compensation Plan (98,281); Amended and Restated Nonqualified Stock Option Plan for Nonemployee Directors (3); 1996 Management Stock Option Plan (35,154); 1998 Equity and Performance Incentive Plan (109,034); Management Incentive Bonus Program (71,244); and Employee Stock Purchase Plan (268,484).

(3)	The number of shares available for issuance under the 1999 Broad-based Employee Stock Plan was not fixed and was determined by the Board of Directors each time a grant was made. No additional options are being granted under this plan.

Equity Compensation Plans Approved by Stockholders

Nonemployee Director Equity and Deferred Compensation Plan

     For a description of the Nonemployee Director Equity and Deferred Compensation Plan, please see “Compensation of Directors — Stock Based Compensation” elsewhere in this report. This plan was approved by the Company’s stockholders at the annual meeting in 1997.

Amended and Restated Nonqualified Stock Option Plan for Nonemployee Directors

     For a description of the Amended and Restated Nonqualified Stock Option Plan for Nonemployee Directors, please see “Compensation of Directors — Stock Based Compensation” elsewhere in this report. This plan was approved by the Company’s stockholders at the annual meeting in 1997.

1993 Management Stock Option Plan

     The 1993 Management Stock Option Plan provides for the granting of stock options for up to 600,000 shares of common stock to officers and key employees of Cole National Corporation and its subsidiaries. As of the date of this report, 0 shares remained available for new option grants under this plan and 91,191 shares were subject to outstanding options. This plan was approved by the Company’s stockholders in 1994.

1996 Management Stock Option Plan

     The 1996 Management Stock Option Plan provides for the granting of stock options for up to 884,000 shares of common stock to officers and key employees of Cole National Corporation and its subsidiaries. As of the date of this report, 35,154 shares remained available for new option grants under the 1996 Plan, and 499,075 shares were subject to outstanding options. This plan was approved by the Company’s stockholders in 1996.

1998 Equity and Performance Incentive Plan

     The 1998 Equity and Performance Incentive Plan (Amended and Restated Effective June 10, 1999) (the “Incentive Plan”) authorizes awards of (i) options to purchase shares of our common stock, (ii) performance stock and performance units, (iii) restricted stock and (iv) deferred stock. An aggregate of 884,000 shares were authorized for issuance under the Incentive Plan. In addition, the Incentive Plan provides that the number of shares available for issuance will be increased by the number of expired or forfeited options under the Incentive Plan, the number of previously owned shares used to pay an option exercise price for options granted under the Incentive Plan, the 1992 Management Stock Option Plan (under which no new grants can be made), the 1993 Management Stock Option Plan (under which no new grants can be made) or the 1996 Management Stock Option Plan, and the number of options returned to Cole National Corporation to satisfy withholding tax amounts upon an option exercise or receipt of an award under any of those plans. Options to purchase 116,059 shares of common stock were granted, and 0 shares of restricted stock were issued, under the Incentive Plan in fiscal 2003. As of the date of this report, approximately 109,034 shares remained available for new awards under the Incentive Plan (subject to adjustment), 781,215 shares were subject to outstanding options and 201,750 shares of restricted stock have been issued, in each case, net of forfeitures. This plan was first approved by the Company’s stockholders in 1998, and the amended and restated plan was approved by the Company’s stockholders in 1999.

Management Incentive Bonus Program

     For a description of the Management Incentive Bonus Program, please see “Management Incentive Bonus Program” below. This program was first approved by the Company’s stockholders in 1996. The Company’s stockholders reauthorized the program at the annual meeting in 2001.

1999 Employee Stock Purchase Plan

     The 1999 Employee Stock Purchase Plan (Amended and Restated June 14, 2001) (the “Employee Plan”) provides eligible employees with the opportunity to purchase up to an aggregate of 700,000 shares of common stock pursuant to a payroll deduction program. The Employee Plan provides for offering periods of six months, unless the Compensation Committee of the Board of Directors otherwise determines, during which contributions may be made to purchase shares of common stock. At the end of each offering period, shares of common stock are purchased automatically at a price equal to the lesser of 85% of the market price of the shares at the beginning of the offering period, or 85% of the market value of the shares on the last day of the offering period. Approximately 431,516 shares of common stock have been issued under the Employee Plan through the end of fiscal 2003. The Employee Plan and the right of eligible employees to make purchases thereunder are intended to qualify under the provisions of Sections 421 and 423 of the Internal Revenue Code. The Employee Plan will continue in effect until all shares of common stock available under the plan have been issued, unless terminated earlier in the discretion of the Board of Directors or upon the occurrence of certain types of corporate transactions. This plan was originally approved by the Company’s stockholders at the annual meeting held in June 1999, and the amended and restated plan was approved by the Company’s stockholders at the annual meeting held in June 2001.

Equity Compensation Plans Not Approved by Stockholders

1999 Broad-based Employee Stock Plan

     The Board of Directors adopted the 1999 Broad-Based Employee Stock Plan to consolidate the stock option grants made from time to time by Cole National Corporation to individuals who are not then serving as officers or directors of Cole National Corporation in order to facilitate registration under the Securities Act of 1933 and listing with The New York Stock Exchange of the shares of common stock underlying those stock option grants. The Board adopted this plan on June 10, 1999 and amended it on February 28, 2001 to permit the grant of restricted stock unit awards.

     The number of shares available for grant under this plan is not fixed and is determined by the Board of Directors at the time each grant is made.

Non-Plan Option and Restricted Stock Agreements

     In connection with his employment, Cole National granted Mr. Pollock options to purchase 262,500 shares of Cole National Corporation’s common stock. These options were granted pursuant to a Nonqualified Option Agreement dated January 18, 2000 and are fully vested and exercisable at a price of $10.00 per share. Mr. Pollock was also awarded 525,000 shares of restricted stock, which vest over a period of four years. All 525,000 shares of Mr. Pollock’s restricted stock have vested as of the date of this report.

     In 1998, Mr. Cole was awarded 225,000 shares of restricted stock. Of those shares, 123,750 shares were granted pursuant to the 1998 Equity and Performance Incentive Plan, a stockholder approved plan, and 101,250 shares were granted solely pursuant to the agreement and then immediately returned to Cole National Corporation by Mr. Cole in satisfaction of withholding taxes for the shares issued pursuant to the 1998 plan. Mr. Cole’s restricted stock agreement was not approved by stockholders. The non-plan shares were non-forfeitable upon their grant, and the shares issued under the 1998 Equity and Performance Plan became non-forfeitable on July 16, 2003.

Item 13. Certain Relationships and Related Transactions

     In June 2001, HAL International N.V. (“HAL”) filed a Schedule 13D disclosing that it beneficially owned more than five percent of Cole National Corporation’s common stock. HAL currently holds approximately 19.2% of Cole National Corporation’s common stock. HAL International N.V. is owned by HAL Holding N.V. Entities affiliated with HAL Holding N.V. own a majority of the outstanding equity interest of Pearle Europe B.V., in which Cole National Corporation holds an equity ownership interest of approximately 21%.

     On November 22, 1999, Cole National Corporation entered into an agreement with HAL to permit HAL to increase its beneficial ownership of shares of common stock of Cole National Corporation to an aggregate of 25% of the then-outstanding common shares. As a condition to Cole National Corporation’s granting of such permission, HAL agreed to a five year standstill on certain activities, which includes voting and other restrictions. Under the agreement, HAL is entitled to nominate a director to the Board of Directors of Cole National Corporation if it beneficially owns at least 20% of Cole National Corporation’s outstanding common stock. On June 12, 2001, HAL became the beneficial owner of 20.3% of Cole National Corporation’s outstanding common stock. Effective on June 19, 2001, the Board of Directors increased the size of Cole National Corporation’s Board and elected HAL’s nominee, Melchert F. Groot, as a director. Mr. Groot resigned as a Director in October 2003. HAL was also granted certain demand registration rights for its shares of common stock, which became restricted securities under United States securities laws as a result of the agreement. On January 23, 2004, the Company agreed to a waiver of certain provisions of its standstill agreement with HAL.

     Charles Ratner, a director of Cole National Corporation, is the President, Chief Executive Officer and a director of Forest City Enterprises, Inc. (“Forest City”), a developer and manager of commercial real estate. Cole National Corporation’s subsidiaries currently operate 14 stores under leases with Forest City or its affiliates. Under such leases, which are generally for multiple year periods of differing duration, Cole National Corporation’s subsidiaries paid aggregate rent of approximately $1,092,842 and other customary charges during fiscal 2003. The Company believes that the terms of these leases are equivalent to those that could have been obtained pursuant to arm’s length transactions with unaffiliated parties.

     Under a deferred compensation agreement entered into in 1979, Walter J. Salmon, a director and Chairman of the Board of Cole National Corporation, is entitled to receive annual payments of $5,500 for the period that commenced in 1996 and will end in 2004.

     In late 2002, Cofi Enterprises of Panama City (“COFI”), a corporation that is 100% owned by Timothy F. Finley, a Cole National Corporation director, entered into franchise and area development agreements with Pearle Vision, Inc., a company wholly owned by Cole National Group, which include terms and conditions consistent with similar agreements entered into with unaffiliated third parties. Mr. Finley’s daughter and son-in-law are employees and executive officers of COFI. COFI acquired rights to develop and operate four franchise locations, paying franchise and development fees of $40,000 in Cole National Corporation’s fiscal year 2002. COFI began operations of its first location on January 28, 2003. COFI paid royalties and advertising contributions of approximately $96,000 to Pearle Vision in fiscal 2003 that are based on the performance of the franchisee’s operations. COFI also purchased optical supplies from Pearle Vision for approximately $225,000 in fiscal 2003. All fees are payable on substantially the same terms and conditions as required by Pearle Vision’s franchise agreements with unaffiliated third party franchisees and all products are purchased on the same terms and conditions as are available to unaffiliated third party franchisees. Under all Pearle Vision franchise agreements, contributions for national and local advertising are paid by franchisees, less a percentage retained by Pearle Vision for payment of administrative expenses. Pearle Vision has guaranteed the rental payment obligations of COFI under its store lease for a period of three years under terms consistent with guarantees made by Pearle Vision for unaffiliated third party franchisees. Mr. Finley, as the sole shareholder of COFI, has entered into an indemnity agreement with Pearle Vision whereby Mr. Finley would reimburse Pearle Vision for any guarantee payments made for COFI by Pearle Vision. Such an indemnity agreement is required to be entered into by shareholders of any franchisee for which Pearle Vision guarantees rental payment obligations.

Item 14. Principal Accountant Fees and Services

     Deloitte & Touche, LLP was engaged as the independent certified public accountants to audit the consolidated financial statements of the Company and its subsidiaries for the 2003 fiscal year.

     The Audit Committee regularly reviews and determines whether specific projects or expenditures with our independent auditors, Deloitte & Touche LLP and their affiliates, potentially affects their independence. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by Deloitte & Touche. Pre-approval is generally provided by the Audit Committee for up to one year, is detailed as to the particular service or category of services to be rendered, and is generally subject to a specific budget. The Audit Committee may also pre-approve additional services or specific engagements on a case-by-case basis. Management is required to provide quarterly updates to the Audit Committee regarding the extent of any services provided in accordance with this pre-approval, as well as the cumulative fees for all non-audit services incurred to date.

     The following table sets forth the aggregate fees billed to Cole National Corporation by Deloitte & Touche for fiscal years 2003 and 2002:

	Fiscal Year Ended
	January 31,	February 1,
	2004	2003
Audit fees(1)	$5,647,910	$2,370,427
Audit-related fees(2)	251,429	25,555
Tax fees(3)	83,038	28,935
All other fees	—	548,357 (4)

Total audit and non audit fees	$5,982,377	$2,973,274

(1)	Includes fees for professional services rendered for the audit of Cole National Corporation’s annual financial statements for fiscal years 2003 and 2002 and for reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q for the first three quarters of fiscal 2003 and the re-audits of fiscal years 2002 and 2001. The Audit Committee approved 100% of these services for fiscal 2003 and 2002.

(2)	Includes fees for professional services rendered in fiscal 2003 and fiscal 2002 relating to benefit plan audits, which were approved by the Audit Committee for fiscal 2003. Also includes fees and expenses charged to the Company for Deloitte & Touche’s responses to the SEC inquiries for the SEC’s investigation of the Company; and services related to the Company’s consideration of strategic alternatives and Sarbanes-Oxley compliance.

(3)	Includes fees for professional services rendered in fiscal 2003 and fiscal 2002 for state and local tax consulting, Canadian and Puerto Rico tax consulting, federal taxes and miscellaneous tax audits. The Audit Committee approved 100% of these services for fiscal 2003 and 2002.

(4)	Includes fees for professional services, in connection with network data security audits and a lab optimization study. The Audit Committee approved 96% of these services for fiscal 2002.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) and (2)	Financial Statements and Financial Statement Schedules

The consolidated financial statements and the related financial statement schedules filed as part of this Form 10-K for Cole National Corporation and its consolidated subsidiaries are located as set forth in the index on page F-1 of this report.

(a)(3)	Exhibits

See Exhibit Index on pages X-1 through X-7.

(b)	Reports on Form 8-K

The Company filed a Form 8-K (Item 7 and 12) on December 16, 2003, which attached a press release announcing financial results for third fiscal quarter of 2003.

The Company filed a Form 8-K (Item 5 and 7) on January 27, 2004 announcing that it entered into a definitive Agreement and Plan of Merger with Luxottica Group S.p.A. and Colorado Acquisition Corp, to acquire all of the outstanding shares of Cole National Corporation for a cash purchase price of $22.50 per share.

The Company filed a Form 8-K (Item 5 and 7) on January 30, 2004, announcing that it had extended its agreement with Target Corporation.

SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLE NATIONAL CORPORATION
April 12, 2004	By:	/s/ Ann M. Holt
Ann M. Holt
Senior Vice President and Corporate Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Larry Pollock Larry Pollock	President and Chief Executive Officer and Director	April 12, 2004
/s/ Lawrence E. Hyatt Lawrence E. Hyatt	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 12, 2004
/s/ Ann M. Holt Ann M. Holt	Senior Vice President and Corporate Controller (Principal Accounting Officer)	April 12, 2004
* Walter J. Salmon	Chairman	April 12, 2004
* Jeffrey A. Cole	Director	April 12, 2004
* Ronald E. Eilers	Director	April 12, 2004
* Timothy F. Finley	Director	April 12, 2004
* Irwin N. Gold	Director	April 12, 2004
* Peter V. Handal	Director	April 12, 2004
* Charles A. Ratner	Director	April 12, 2004

*	The undersigned, by signing her name hereto, does sign and execute this report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors of Cole National Corporation and which are being filed herewith with the Securities and Exchange Commission on behalf of such officers and directors.

/s/ Ann M. Holt

Ann M. Holt, Attorney-in-Fact

All financial statement schedules not included have been omitted because they are not applicable or because the required information is otherwise furnished.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Cole National Corporation:

     We have audited the accompanying consolidated balance sheets of Cole National Corporation and subsidiaries (the “Company”) as of January 31, 2004 and February 1, 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three fiscal years in the period ended January 31, 2004. Our audits also included the financial statement schedules listed in Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cole National Corporation and subsidiaries as of January 31, 2004 and February 1, 2003, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its presentation and classification of the (gain) loss on early extinguishment of debt, effective February 2, 2003.

     As discussed in Notes 1 and 4 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets, effective February 3, 2002.

/s/ Deloitte & Touche LLP

Cleveland, Ohio
April 12, 2004

COLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	January 31,	February 1,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$59,184	$42,002
Accounts receivable, less allowance of $3,449 in 2003 and $3,063 in 2002	55,266	51,036
Current portion of notes receivable	2,618	8,624
Inventories	120,927	120,642
Prepaid expenses and other	25,674	24,268
Deferred income taxes	34,194	31,333

Total current assets	297,863	277,905

Property and equipment, at cost	318,389	318,914
Less - accumulated depreciation and amortization	(199,987)	(197,906)

Total property and equipment, net	118,402	121,008
Notes receivable, excluding current portion, less allowances of $2,858 in 2003 and $3,049 in 2002	10,777	22,137
Deferred income taxes	35,509	31,905
Other assets	46,442	54,933
Other intangibles, net	49,773	50,903
Goodwill, net	85,734	85,557

Total assets	$644,500	$644,348

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,608	$232
Accounts payable	61,180	67,581
Accrued interest	8,111	8,199
Accrued liabilities	96,847	92,413
Accrued income taxes	3,208	4,957
Deferred revenue	41,122	38,014

Total current liabilities	216,076	211,396

Long-term debt, net of discount and current portion	284,229	286,553
Other long-term liabilities	37,979	41,587
Deferred revenue, long-term	12,129	11,559
Stockholders’ equity:
Preferred stock	—	—
Common stock	17	17
Paid-in capital	279,606	270,991
Accumulated other comprehensive loss	(19,093)	(18,183)
Accumulated deficit	(156,381)	(145,698)
Treasury stock at cost	(9,593)	(9,900)
Unamortized restricted stock awards	(469)	(1,685)
Notes receivable - stock option and awards	—	(2,289)

Total stockholders’ equity	94,087	93,253

Total liabilities and stockholders’ equity	$644,500	$644,348

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

COLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fifty-Two Weeks Ended
	January 31,	February 1,	February 2,
	2004	2003	2002
Net revenues	$1,201,773	$1,148,119	$1,109,123
Cost and expenses:
Cost of revenues	448,813	412,253	395,407
Operating expenses	746,959	708,869	680,463
Goodwill and tradename amortization	—	—	5,010

Total costs and expenses	1,195,772	1,121,122	1,080,880

Operating income	6,001	26,997	28,243
Interest and other (income) expense:
Interest expense	25,496	26,835	29,221
Interest and other (income), net	(5,940)	(6,826)	(3,696)
(Gain) loss on early extinguishment of debt	(15)	11,141	—

Total interest and other (income) expense, net	19,541	31,150	25,525

Income (loss) before income taxes	(13,540)	(4,153)	2,718
Income tax provision (benefit)	(2,857)	996	5,105

Net income (loss)	$(10,683)	$(5,149)	$(2,387)

Earnings (loss) per common share:
Basic	$(0.65)	$(0.32)	$(0.15)
Diluted	(0.65)	(0.32)	(0.15)
Weighted average shares:
Basic	16,446	16,223	16,019
Diluted	16,446	16,223	16,019

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

COLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fifty-Two Weeks Ended
	January 31,	February 1,	February 2,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$(10,683)	$(5,149)	$(2,387)
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities:
Depreciation and amortization	39,788	36,432	40,073
Gain on sale of assets	(1,019)	—	(840)
Impairment losses	4,406	899	3,738
Noncash compensation	5,514	1,353	1,955
Currency (gain) loss on Pearle Europe notes and interest	(2,329)	(3,803)	1,181
Deferred income tax provision (benefit)	(3,729)	(697)	2,725
(Gain) loss on early extinguishment of debt	(15)	11,141	—
Noncash interest and other, net	(366)	(467)	(235)
Increases (decreases) in cash resulting from changes in operating assets and liabilities:
Accounts and notes receivables, prepaid expenses and other assets	1,781	(11,225)	(1,212)
Inventories	(49)	958	9,566
Accounts payable, accrued liabilities and other liabilities	5,262	8,920	(3,536)
Accrued interest	(88)	1,451	(61)
Accrued and refundable income taxes	(2,929)	(4,137)	2,103

Net cash provided by operating activities	35,544	35,676	53,070

Cash flows from investing activities:
Purchase of property and equipment	(26,828)	(39,360)	(33,634)
Net proceeds from sales and sale/leasebacks of fixed assets	2,605	—	12,481
Systems development costs	(5,261)	(5,626)	(6,918)
Investment and notes receivables in Pearle Europe, net	11,049	—	(6,446)
Contingent payments for and acquisition of businesses	(4,051)	(1,645)	(847)
Cash received (paid) for note receivable from third party network provider	4,000	(4,000)	—
Other, net	11	9	—

Net cash used for investing activities	(18,475)	(50,622)	(35,364)

Cash flows from financing activities:
Repayment of long-term debt	(444)	(158,318)	(592)
Proceeds from issuance of long-term debt	—	150,000	—
Payment of deferred financing fees	(238)	(6,058)	—
Increase (decrease) in overdraft balances	(6,670)	6,210	7,872
Net proceeds from exercise of stock options and issuance of stock	5,261	1,745	1,564
Repayments (issuance) of notes receivable - stock options and awards, net	1,904	46	(340)
Other, net	300	24	(129)

Net cash provided by (used for) financing activities	113	(6,351)	8,375

Cash and cash equivalents:
Net increase (decrease) during the period	17,182	(21,297)	26,081
Balance, beginning of period	42,002	63,299	37,218

Balance, end of period	$59,184	$42,002	$63,299

Supplemental disclosures:
Interest paid	$24,393	$24,219	$28,029

Income taxes paid	$1,716	$5,350	$385

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

COLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’
EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	January 31,	February 1,	February 2,
	2004	2003	2002
Common Stock:
Balance at beginning of period	$17	$16	$16
Issuance of stock	—	1	—

Balance at end of period	17	17	16

Paid-in Capital:
Balance at beginning of period	270,991	268,709	263,312
Issuance of shares for employee stock purchase plan	205	442	881
Stock compensation	3,595	488	549
Exercise of stock options	5,056	1,303	4,080
Issuance of restricted stock from treasury shares, net	(241)	49	(113)

Balance at end of period	279,606	270,991	268,709

Accumulated Other Comprehensive Income (Loss), net of tax:
Balance at beginning of period	(18,183)	(4,895)	(4,455)
Minimum pension liability, net of tax of $1,253 and $6,987, respectively	(1,638)	(13,665)	—
Foreign currency translation adjustment	728	377	(440)

Other comprehensive income (loss)	(910)	(13,288)	(440)

Balance at end of period	(19,093)	(18,183)	(4,895)

Accumulated Deficit:
Balance at beginning of period	(145,698)	(140,549)	(138,162)
Net income (loss)	(10,683)	(5,149)	(2,387)

Balance at end of period	(156,381)	(145,698)	(140,549)

Treasury Stock, at cost:
Balance at beginning of period	(9,900)	(10,002)	(6,483)
Issuance of restricted stock, net of forfeitures	432	383	357
Shares received for exercised stock options	(287)	(223)	(3,842)
Shares held in deferred compensation plan	162	(58)	(34)

Balance at end of period	(9,593)	(9,900)	(10,002)

Unamortized Restricted Stock Awards:
Balance at beginning of period	(1,685)	(2,628)	(3,691)
Issuance of restricted stock, net of forfeitures	(192)	(438)	(244)
Amortization of restricted stock awards	1,408	1,381	1,307

Balance at end of period	(469)	(1,685)	(2,628)

Notes Receivable - Stock Options and Awards:
Balance at beginning of period	(2,289)	(2,335)	(1,995)
Issuance of notes receivable	—	—	(384)
Repayment of notes receivable	2,289	46	44

Balance at end of period	—	(2,289)	(2,335)

Total Stockholders’ Equity	$94,087	$93,253	$108,316

Total Comprehensive Income (Loss):
Net income (loss)	$(10,683)	$(5,149)	$(2,387)
Other comprehensive income (loss) per above	(910)	(13,288)	(440)

Total comprehensive income (loss)	$(11,593)	$(18,437)	$(2,827)

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Cole National Corporation and Subsidiaries
Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

        Basis of Presentation

     The consolidated financial statements include the accounts of Cole National Corporation (the “Parent”), its wholly owned subsidiary, Cole National Group, Inc. and its wholly owned subsidiaries (collectively referred to as the “Company”). The Company’s 21% investment in Pearle Europe B.V. is accounted for using the cost method. All significant intercompany transactions have been eliminated in consolidation.

     Fiscal years end on the Saturday closest to January 31 and are identified according to the calendar year in which they begin. For example, the fiscal year ended January 31, 2004 is referred to as “fiscal 2003.” Fiscal 2003, fiscal 2002 and fiscal 2001 each consisted of 52-week periods.

        Nature of Operations

     The Company is a specialty service retailer operating in both host and nonhost environments, whose primary lines of business are optical products and services and personalized gifts. The Company sells its products through 2,444 Company-owned retail locations and 481 franchised locations in 50 states, Canada, and the Caribbean. In connection with its optical business, the Company is a managed vision care benefits provider and claims payment administrator whose programs provide comprehensive eyecare benefits primarily marketed directly to large employers, health maintenance organizations (HMO) and other organizations. The Company has two reportable segments: Cole Vision and Things Remembered (see Note 11).

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

     Managed care claims expense, certain store lab leased equipment, and workers’ compensation and property insurance expense related to the company’s manufacturing activities have been reclassified to cost of revenues from operating expenses to more appropriately reflect the nature of the costs and to provide an improved measure of gross margin.

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

     Revenues from merchandise sales and services, net of estimated returns and allowances, are recognized at the time of customer receipt or when the related goods are shipped direct to the customer and all significant obligations of the Company have been satisfied. The reserve for returns and allowances is calculated as a percentage of revenues based on historical return percentages. Capitation revenues are accrued when due under related contracts at the agreed upon per member, per month rates. Administrative service revenue is recognized when services are provided over the contract period and the Company’s customers are obligated to pay. Additionally, the Company sells discount programs which have twelve-month terms. Revenues from discount programs are deferred and amortized over the 12-month term.

     The Company also sells separately priced extended warranty contracts with terms of coverage of 12 and 24 months. Revenues from the sale of these contracts are deferred and amortized over the lives of the contracts, while the costs to service the warranty claims are expensed as incurred. Incremental costs directly related to the sale of such contracts, such as sales commissions and percentage rent, are deferred in prepaid expenses and charged to expense in proportion to the revenue recognized.

     A reconciliation of the changes in deferred revenue from the sale of warranty contracts and other deferred items follows (dollars in thousands):

	2003	2002
Deferred revenues:
Beginning balance	$49,573	$46,511
Warranty contracts sold	56,479	53,023
Other deferred revenue	3,264	1,080
Amortization of deferred revenue	(56,065)	(51,041)

Ending balance	$53,251	$49,573

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

        Consideration Received from Vendors

     The Company receives consideration from vendors as either rebates on the purchase of the inventory or as reimbursement of costs incurred to sell the vendors’ products. Rebates received for purchases are deferred and recorded as a reduction of cost of revenues when the product is sold or based upon estimated inventory turns.

     Reimbursement for specific, incremental and identifiable advertising costs incurred by the Company to sell the vendors’ products are recorded as a reduction of those costs at the time the expense is recognized in the statement of operations. Co-op funds calculated as a percentage of inventory purchases are offset against the related expense at the time the inventory is sold.

        Managed Vision Underwriting Results

     The Company sells capitated managed vision care plans which generally have a duration of one year. Based upon its experience, the Company believes that it can predict utilization and claims experience, including estimates for claims incurred but not reported, under these plans with a high level of confidence. Underwriting results are recognized using an estimated percentage of claims revenue. A portion of the resulting gain is reserved for potential variances between predicted and actual results. The reserves are reconciled following the end of each plan year.

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

     The total cost of advertising charged to operating expense is net of amounts reimbursed by franchisees based on a percentage of their sales. Advertising expense is summarized as follows (dollars in thousands):

	2003	2002	2001
Gross advertising expense	$87,572	$85,215	$84,191
Less: Franchise contribution	(23,828)	(21,303)	(20,486)

Net advertising expense	$63,744	$63,912	$63,705

        Gains (Losses) from the Sale and Franchising of Company Operated Stores

     Gains (losses) from the sale and franchising of company operated stores include the gains or losses from the sale of existing Pearle operated stores to new and existing franchisees, reduced by transaction costs and direct administrative costs of franchising. The Company recognizes these gains (losses) when the sale transaction closes, the franchisee has a minimum amount of the purchase at-risk and the Company is satisfied that the franchisee can meet its financial obligations. If the criteria for gain recognition are not met, the gain is deferred to the extent a remaining financial obligation in connection with the sales transaction exists. Deferred gains are recognized when these criteria are met or as the Company’s financial obligation is reduced. Gains (losses) are recorded as decreases (increases) to operating expenses and were $2,487,000, $711,000 and $44,000 in fiscal 2003, 2002 and 2001, respectively.

        Store Opening Expenses

     Store opening expenses are charged to operations in the period the expenses are incurred.

        Cash and Cash Equivalents

     Cash and cash equivalents consist of cash in banks, investments in money market accounts, treasury bills, commercial paper, and marketable securities with maturities of three months or less and credit card receivables recorded at the time of sale. Credit card receivables were $4.5 million and $4.4 million as of January 31, 2004 and February 1, 2003, respectively.

     In addition, overdrafts resulting from outstanding checks at the end of each reporting period are reclassified as current liabilities in either accounts payable or accrued expenses. This reclassification to accounts payable amounted to $21.1 million and $28.4 million at January 31, 2004 and February 1, 2003, respectively, and to accrued expenses amounted to $3.8 million and $3.2 million at January 31, 2004 and February 1, 2003, respectively.

        Valuation of Inventories

     Inventories are recorded at the lower of cost, or market, with cost based on the first-in, first-out (FIFO) method for the optical inventories and based on the weighted average cost method for the gift inventories. The Company records a valuation reserve for future inventory cost markdowns to be taken for inventory not expected to be part of its ongoing merchandise offering. The reserve is estimated based on historical information regarding sell through for similar products. The Company records a reserve for estimated shrinkage based on various factors including sales volume, historical shrink results and current trends.

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

     Property and equipment at cost, consist of the following at January 31, 2004 and February 1, 2003 (dollars in thousands):

	2003	2002
Land and building	$6,649	$3,812
Furniture, fixtures and equipment	200,047	201,487
Leasehold improvements	109,609	111,138
Construction-in-progress	2,084	2,477

Total property and equipment	$318,389	$318,914

        Capitalized Lease Property

     Capitalized lease assets are amortized using the straight-line method over the term of the lease, or in accordance with practices established for similar owned assets if ownership transfers to the Company at the end of the lease term. Capital lease assets are included in property and equipment and are $10.6 million and $9.0 million, in fiscal 2003 and 2002, respectively and accumulated amortization is $8.3 million and $7.7 million in fiscal 2003 and 2002, respectively. Amortization is included with depreciation expense and was $0.6 million, $1.0 million and $0.8 million in fiscal 2003, 2002 and 2001, respectively.

        Software and Development Costs

     Software development and implementation costs are expensed until the Company has determined that the software will result in probable future economic benefits and management has committed to funding the project. Thereafter, all direct costs to develop or obtain internal use software, including internal costs, are capitalized in other assets and amortized over the estimated useful life of the software using the straight-line method. Amortization periods range from two to seven years and begin when the software is placed in service. At January 31, 2004 and February 1, 2003, these costs are $71.0 million and $65.8 million, respectively and accumulated amortization is $46.2 million and $34.1 million, respectively. Amortization of software development costs in fiscal 2003, 2002 and 2001 was $9.6 million, $7.9 million and $7.7 million, respectively.

        Goodwill and Other Intangible Assets

     Goodwill, noncompete agreements and tradename assets were amortized over their estimated useful economic life using the straight-line method and are carried at cost less accumulated amortization. Beginning with fiscal year 2002, all goodwill and tradename amortization ceased in accordance with Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), and both goodwill and tradenames are tested at least annually for impairment. The Company adopted the first day of the fourth fiscal quarter for the annual impairment review. Other intangible assets with finite lives are amortized over their estimated useful lives based on management’s estimates of the period that the assets will generate revenue.

        Long-Lived Asset Recoverability

     Long-lived assets, including finite lived intangible assets, are reviewed for impairment when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. Impairment charges include the write-down of long-lived assets at stores (Cole Vision and Things Remembered) and purchased software (unallocated corporate expense) that were assessed for impairment because changes in circumstances indicate the carrying value of an asset may not be recoverable. Impairment charges recorded to operating expenses by segment follows (dollars in thousands):

	2003	2002	2001
Cole Vision	$1,671	$444	$2,848
Things Remembered	185	455	890
Purchased software	2,550	—	—

Total impairment charges	$4,406	$899	$3,738

        Unamortized Debt Issuance Cost

     Financing costs incurred in connection with obtaining long-term debt are capitalized in other assets and amortized over the life of the related debt using the effective interest method. At January 31, 2004 and February 1, 2003, deferred financing costs net of accumulated amortization were $6,023,000 and $6,976,000, respectively. Amortization of financing costs included in interest expense in fiscal 2003, 2002 and 2001 was $1,192,000, $1,128,000 and $1,150,000, respectively.

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

        Derivatives and Hedging Activity

     The interest rate swap agreements utilized by the Company are designated as fair value hedges of the underlying fixed rate debt obligations and are recorded at fair value as an increase in noncurrent assets or liabilities and an increase or decrease in long-term debt. These interest rate swaps qualify for the short-cut method for assessing hedge effectiveness under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) and as amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” Changes in fair value of the interest rate swaps are offset by the changes in fair value of the underlying debt.

        Self Insurance

     Due to the significant deductible under its insurance policies, the Company is primarily self-insured for property loss, workers’ compensation, automobile and general liability costs. The liabilities are determined actuarially based on claims filed and estimates for claims incurred but not reported. These liabilities are not discounted.

        Accrued Liabilities

     Accrued liabilities consist of the following (dollars in thousands):

	2003	2002
Accrued payroll liabilities and related liabilities	$32,438	$23,507
Customer deposits	19,291	17,479
Insurance reserves	11,904	10,513
Other	33,214	40,914

	$96,847	$92,413

        Other Long-Term Liabilities

     Other long-term liabilities consist primarily of certain employee benefit obligations, deferred lease credits and other lease-related obligations, and other obligations not expected to be paid within 12 months. Deferred lease credits are amortized on a straight-line basis over the life of the applicable lease.

        Foreign Currency Translation

     The assets and liabilities of the Company’s foreign subsidiary and the Company’s notes receivable from Pearle Europe are translated to United States dollars at the rates of exchange on the balance sheet date. Income and expense items are translated at average rates of exchange. Translation adjustments for the foreign subsidiary are presented as a component of accumulated other comprehensive income within stockholders’ equity. Translation adjustments for the Company’s notes receivable from Pearle Europe are charged to interest and other income.

        Fair Value of Financial Instruments

     Due to their short-term nature, the carrying value of the Company’s cash and cash equivalents, credit card and other receivables, and short-term borrowings approximate fair value. The fair value of the notes receivables has not been determined due to nonmarketability and related party nature of the notes. Fair value estimates for the Company’s derivative and debt instruments are based on market prices when available or are derived from financial valuation methodologies such as discounted cash flow analyses.

        Earnings Per Common Share

     Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the periods presented. Diluted earnings per common share also includes the dilutive effect of potential common shares (primarily dilutive stock options) outstanding for the periods presented. The effects of stock options have not been included in diluted loss per share as their effect would have been anti-dilutive. The anti-dilutive stock options were 1,688,278, 1,249,862 and 1,361,422 for fiscal 2003, 2002 and 2001, respectively. The following represents a reconciliation from basic average common shares outstanding to diluted average commons shares outstanding:

	2003	2002	2001
	(In thousands, except per share amounts)
Determination of shares:
Average common shares outstanding	16,446	16,223	16,019
Assumed conversion of dilutive stock options and awards	—	—	—

Diluted average common shares outstanding	16,446	16,223	16,019

Basic earnings (loss) per common share	$(0.65)	$(0.32)	$(0.15)
Diluted earnings (loss) per common share	$(0.65)	$(0.32)	$(0.15)

        Stock-Based Compensation

     In accordance with APB Opinion No. 25 “Accounting for Stock Issued to Employees”, the Company measures compensation expense for employee and director stock options as the aggregate difference between the market value of its common stock and the exercise price of the options on the date that both the number of shares the grantee is entitled to receive and the exercise price are known. In fiscal 2003, certain stock options were exercised by using a feature permitting a cashless exercise of options through the use of vested options in payment of the exercise price. This feature creates an arrangement that requires variable accounting, beginning with the third quarter in fiscal 2003. Previous to the fiscal 2003 transactions, such options had been accounted for as fixed grants based on the presumption that this feature would not be utilized as evidenced by the Company’s historical experience of this feature not being used. For the stock option agreements that have this cashless exercise feature, compensation expense is measured as the amount by which the quoted market value of the shares exceeds the option price at the end of each period. All variable stock options requiring variable accounting are fully vested. Compensation expense associated with 350,825 stock options requiring variable accounting was $3.2 million in fiscal 2003. Compensation expense associated with restricted stock grants is equal to the market value of the shares on the date of grant and is recorded pro rata over the required holding period. For SFAS No. 123, “Accounting for Stock Based Compensation” (SFAS 123) purposes, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rates of 2.8%, 4.6% and 4.8% for grants in fiscal 2003, 2002 and 2001, respectively, volatility of 50.0%, 49-50% and 47-49% in fiscal 2003, 2002 and 2001, respectively, and expected lives of six years for options granted in all fiscal years. The weighted average fair value of options granted during fiscal 2003, 2002 and 2001 at the date of grant was $5.39, $9.50 and $6.31, respectively. Per the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures” (SFAS148), pro forma information relating to the fair value of stock-based compensation is summarized as follows:

	2003	2002	2001
	(In thousands, except per share amounts)
Net income (loss), as reported	$(10,683)	$(5,149)	$(2,387)
Additions for stock-based employee compensation expense included in reported net income, net of related taxes	3,394	1,285	1,276
Deductions for total stock-based compensation expense determined under fair value based method for all awards, net of related taxes	(2,445)	(3,485)	(2,484)

Net income (loss), pro forma	$(9,734)	$(7,349)	$(3,595)

Basic earnings (loss) per common share:
As reported	$(0.65)	$(0.32)	$(0.15)
Pro forma	$(0.59)	$(0.45)	$(0.22)
Diluted earnings (loss) per share:
As reported	$(0.65)	$(0.32)	$(0.15)
Pro forma	$(0.59)	$(0.45)	$(0.22)

        Retirement Plans

     The Company accounts for its defined benefit pension plans and its nonpension postretirement benefit plans using actuarial models required by SFAS No. 87, “Employers’ Accounting for Pensions” (SFAS 87) and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (SFAS 106), respectively. These models use an attribution approach that generally spreads individual events over the service lives of the employees in the plan. The Company accounts for other post-employment benefits under SFAS No. 112, “Employers’ Accounting for Postemployment Benefits” (SFAS 112), which requires the recognition of the obligation to provide benefits awarded to certain individuals.

        Recently Issued Accounting Standards

     The Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections” (SFAS 145). SFAS 145 states that the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion 30 for classification as an extraordinary item shall be reclassified as an item of continuing operations. The Company adopted SFAS 145 as of the beginning of fiscal 2003. As a result, the loss on early extinguishment of debt reported as an extraordinary item for the year ended February 1, 2003 has been reclassified. The pretax loss from the early extinguishment of debt has been presented as a separate line within interest and other (income) expenses and the related income tax benefit reduced the reported income tax provision. Other portions of the statement are not applicable to the Company.

     The FASB has also issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 143 provides guidance for legal obligations arising from the retirement of long-lived assets. SFAS 143 was adopted in fiscal 2003 and did not have a material effect on the Company’s financial position or results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) and revised FIN 46 (FIN 46R) in December 2003. The Interpretations require certain variable interest entities, including certain special purpose entities, to be consolidated by the primary beneficiary if the equity investors in the entity do not have all the essential characteristics of a controlling financial interest or do not have sufficient equity at risk. The Interpretations immediately apply to entities created after January 31, 2003, are effective at the end of the fourth quarter of fiscal 2003 for certain special purpose entities and are effective for the first quarter of fiscal 2004 for other existing variable interest entities. The synthetic operating lease for the Highland Heights, Ohio facility required consolidation under this Interpretation. The consolidation resulted in an additional $2.2 million in assets and liabilities on the consolidated balance sheet. Management is still assessing the impacts of this Interpretation on its consolidated financial statements regarding existing variable interest entities within its franchise operations.

     In November 2002, the Emerging Issues Task Force of the FASB (“EITF”) reached a consensus on Issue 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor” (Issue 02-16), which addresses the accounting by a customer for consideration received from a vendor, including a reseller of the vendor’s products. Certain aspects of the issue were effective immediately, which were adopted and did not have a significant impact on results of operations in fiscal 2002. The remaining portion of Issue 02-16 was adopted during fiscal 2003 and did not have a material effect on the Company’s financial position or results of operations.

     In December 2003, the FASB issued SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (SFAS 132). This statement revises employers’ disclosures about pension plans and other postretirement benefit plans to require more information about the economic resources and obligations of such plans. Certain disclosure provisions were effective for fiscal 2003 and were adopted. The remaining disclosure provisions of SFAS 132 will be adopted during fiscal 2004.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149), which amends and clarifies accounting and reporting for derivative instruments, including certain embedded derivatives and for hedging activities under SFAS 133. SFAS 149 was adopted in fiscal 2003 and had no effect on the Company’s financial position or results of operations.

     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. In accordance with FASB Staff Position 106-1, the Company’s measures of the accumulated postretirement benefit obligation and net periodic benefit cost in the consolidated financial statements and in Note 10 do not reflect the effects of the Act on the Company’s postretirement benefit plan. Specific authoritative guidance on the accounting for the federal subsidy is pending and, when issued, could require the Company to change previously reported information.

(2) Investment in Pearle Europe

     Included in other assets is Cole National Corporation’s minority investment in Pearle Europe B.V. (“Pearle Europe”), which is in the retail optical business in Europe. HAL Holding N.V. (“HAL”) (see Note 8) owns approximately 78.3% interest, the Company owns approximately 21.1% interest and the Pearle Europe management team owns the remaining 0.6% interest. The Company’s investment in Pearle Europe of $9.1 million at January 31, 2004 and February 1, 2003 is accounted for using the cost method because the Company does not exercise significant influence.

     Included in notes receivable are $5.7 million and $19.6 million of loans and interest receivable from Pearle Europe and its subsidiaries at January 31, 2004 and February 1, 2003, respectively. The remaining loan outstanding provides for interest at 10.0% and matures on June 30, 2009. The Company accrued interest income of $1.7 million on the notes in fiscal 2003 as compared to $1.8 million and $1.6 million in fiscal 2002 and 2001, respectively. During fiscal 2003 the Company received $17.1 million in repayment of interest and principal, net of foreign withholding taxes of $1.0 million. During fiscal 2002 and 2001 the Company received no cash interest payments. Currency gains (losses) recorded are $2.3 million, $3.8 million and $(1.2) million in fiscal 2003, 2002 and 2001, respectively.

     In May 2001, the Company advanced $6.4 million to provide additional equity and loans in connection with Pearle Europe’s acquisition in Portugal. No cash advances have been made in fiscal year 2003 and fiscal 2002. During fiscal 2001, the Company converted $1.7 million in notes and interest receivables into common shares of Pearle Europe. During fiscal year 2002, the Company converted $1.0 million of notes receivable into common shares of Pearle Europe.

     Agreements between HAL Holding N.V. (“HAL”), the Company and members of Pearle Europe management require HAL and the Company to periodically offer to purchase Pearle Europe shares held by the members of Pearle Europe Management. These offers are required to be made (1) no later than September 3, 2003, (2) in May 2005, and (3) biannually in May commencing in 2007. The obligations to fund the purchase of any shares as to which the offer to purchase is accepted are pro rata to HAL and to the Company based on their respective ownership interests on the date of the offer. On September 3, 2003, HAL and the Company offered to purchase a total of 12,014 Pearle Europe shares from members of Pearle Europe management for a price of 5,412 Euro per share. On September 12, 2003, HAL agreed to assume the Company’s purchase obligation with respect to this offer and purchase 100% of the shares offered by Pearle Europe management. Following the responses from Pearle Europe management to the offer price, HAL revised the offer price to 5,768 Euro per share. As a result of this assumption, on a fully diluted basis the Company’s 21.1% ownership interest in Pearle Europe remains unchanged, and HAL’s ownership interest in Pearle Europe increased from 68% to approximately 78.3% with the Pearle Europe management team owning the remaining 0.6% interest.

(3) Notes Receivable

     Notes from Pearle Europe, which are denominated in foreign currency and the notes receivable from Pearle’s franchisees are included in notes receivable. The franchise notes are collateralized by inventory, equipment, and leasehold improvements at each location, generally bear interest at the prime rate plus 3.0%, and require monthly payments of principal and interest over periods of up to ten years.

     In October 2002, the Company received a subordinated promissory note from U.S. Vision, Inc. (USV) in exchange for a loan of $4.0 million. Interest on the note was 8.75% per annum and was payable quarterly. The terms also provided the Company with various collateral rights in the event of default on the note or on other agreements between the parties. The note matured December 1, 2003 and was repaid. The note is included in the current portion of notes receivable in the accompanying consolidated balance sheet at February 1, 2003.

     Notes receivable at the end of fiscal years 2003 and 2002 are comprised of the following (dollars in thousands):

	2003	2002
Franchise notes receivable, current	$2,501	$4,517
Other receivables, current	117	4,107

Net current notes receivable	$2,618	$8,624

Long-term franchise notes receivable	$7,786	$5,229
Long-term Pearle Europe notes	5,656	19,648
Other receivables	193	309
Allowance for uncollectible accounts	(2,858)	(3,049)

Net long-term notes receivable	$10,777	$22,137

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

     The Company completed the transitional impairment testing of goodwill and tradenames during the second quarter of fiscal 2002 as required by SFAS 142. Based on the findings of its outside valuation advisor and other things, the Company concluded that there was no impairment at the adoption date of the new accounting standard, effective February 3, 2002. The Company elected to perform its annual tests for potential impairment as of the first day of the Company’s fourth fiscal quarter. Based on its annual tests, the Company has concluded that there was no impairment of its goodwill or tradenames for fiscal 2003 and fiscal 2002.

     The following table provides the comparable effects of adopting SFAS 142 for the three years ended January 31, 2004, February 1, 2003 and February 2, 2002.

	2003	2002	2001
	(In thousands, except per share amounts)
Net income (loss):
Reported net income (loss)	$(10,683)	$(5,149)	$(2,387)
Goodwill amortization - Cole Vision	—	—	2,825
Goodwill amortization - Things Remembered	—	—	948
Tradename amortization - Cole Vision	—	—	1,237
Related tax adjustment	—	—	(680)

Adjusted net income (loss)	$(10,683)	$(5,149)	$1,943

Basic earnings (loss) per share:
Reported net income (loss)	$(0.65)	$(0.32)	$(0.15)
Goodwill and tradename amortization, net of tax	—	—	0.27

Adjusted net income (loss)	$(0.65)	$(0.32)	$0.12

Diluted earnings (loss) per share:
Reported net income (loss)	$(0.65)	$(0.32)	$(0.15)
Goodwill and tradename amortization, net of tax	—	—	0.27

Adjusted net income (loss)	$(0.65)	$(0.32)	$0.12

     Other intangible assets consist of (dollars in thousands):

	2003	2002
Non-amortizable:
Tradename	$49,460	$49,460

Amortizable:
Noncompete agreements	320	840
Contracts	8,947	8,847
Customer records	9	—

Total amortizable	9,276	9,687

Accumulated amortization	(8,963)	(8,244)

	$49,773	$50,903

     During the first quarter of fiscal 2003, the Company purchased the operations of three Sears Optical departments in California for a total purchase price of $242,500. The amount allocated to the tangible fixed assets acquired including exam equipment and inventory was $29,500. The remainder of the purchase price was allocated to intangible assets under the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations”. Goodwill related to this transaction was $124,000 and noncompete agreements and customer records totaled $89,000. The decreases in the carrying amounts of noncompete agreements for fiscal 2003 reflect the write-off of a $600,000 agreement that had expired and was fully amortized. The change in the carrying amount of contracts for fiscal 2003 resulted primarily from a contingent payment for a previously acquired provider network. The additional change in the carrying amount of goodwill was due to foreign currency translation at Cole Vision.

     The net carrying amount of goodwill at January 31, 2004, by business segment was $64.3 million at Cole Vision and $21.4 million at Things Remembered.

(5) Long-Term Debt

     Long-term debt at January 31, 2004 and February 1, 2003 is summarized as follows (dollars in thousands):

	2003	2002
8-7/8% Senior Subordinated Notes	$150,000	$150,000
8-5/8% Senior Subordinated Notes, including fair market value adjustments related to interest rate swap	125,459	125,807
5% Promissory Note	10,000	10,000
Capital lease obligations	2,134	978
Debt of variable interest entity	2,244	—

	289,837	286,785
Less current portion	(5,608)	(232)

Net long-term debt	$284,229	$286,553

     On August 15, 2003, Cole National Group retired $385,000 of 8-5/8% Senior Subordinated Notes due December 31, 2006 that the Company had received as part of the full repayment for a note receivable from the Company’s former Chairman and Chief Executive Officer (CEO). A $15,400 gain on early extinguishment of debt and $15,400 of compensation expense were recorded in connection with the transaction.

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

     At January 31, 2004, the fair value of long-term debt was approximately $310.0 million compared to a carrying value of $284.2 million. The fair value was estimated primarily by using quoted market prices. The Company has no significant principal payment obligations under its outstanding indebtedness other than the $5.0 million principal payment due in 2004 under the 5.0% promissory note, with annual $1.0 million in payments due on the anniversary date of the note each successive year through 2009. The $125.0 million of 8-5/8% Senior Subordinated Notes is due in 2007. Following the consummation of the Merger with Luxottica, the holders of the 8-5/8% notes and the 8-7/8% notes will have the right to put the notes to Cole National Group at a price of 101% of par plus accrued interest.

     During the third quarter of fiscal 2002, the Company entered into interest rate swap agreements to take advantage of favorable market interest rates. These agreements require the Company to pay an average floating interest rate based on six-month LIBOR plus 4.5375% to a counter party while receiving a fixed interest rate on a portion of Cole National Group’s $125.0 million of 8-5/8% Senior Subordinated Notes due 2007. The counter party is a major commercial bank. The agreements mature August 15, 2007 and qualify as fair value hedges. The aggregate notional amount of the interest rate swap agreements is $50.0 million. At January 31, 2004, the floating rate of the swaps was approximately 5.8% and the fair value of the swap agreements was an unrealized gain of approximately $0.8 million. There was no impact to earnings in fiscal 2003 due to hedge ineffectiveness.

     The Company leases an office and general operating facility in Highland Heights, Ohio from a special purpose entity (the “Trust”), which was created in 1997 specifically for the purpose of structuring a four-year operating lease with annual renewal options up to six years. The lease provides for regular payments based on LIBOR plus 1.50%. In accordance with this agreement, the Company must maintain compliance with a minimum net worth covenant. At the end of this lease in 2007, the Company has the option to purchase the property or arrange for the sale of the property. If the Company does not exercise its purchase option at the end of the lease, it is contingently liable to the Trust for up to $1.7 million. The Company does not believe it will have any payment obligation at the end of the lease because either the Company will exercise the purchase option, or the net proceeds from the sale of the property will exceed the amount payable to the Trust.

     Under FIN 46R, certain special purpose entities are required to be consolidated if it is determined that an enterprise is the primary beneficiary because it is deemed to have controlling financial interest in the entity. The Company has determined that it has controlling financial interest in the Trust since the Company is required to absorb any expected losses, will receive the majority of expected residual returns and is the primary beneficiary. Therefore, the Trust assets of $2.2 million and liabilities of $2.2 million have been consolidated into the financial statements of the Company as of January 31, 2004. Future operating results of the Trust will be consolidated in the financial statements of the Company and is not expected to have a material effect on the Company’s financial position or results of operations.

(6) Credit Facility

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

     The credit facility requires the principal operating subsidiaries of Cole National Group to comply with various operating covenants that restrict corporate activities, including covenants restricting the ability of the subsidiaries to incur additional indebtedness, pay dividends, prepay subordinated indebtedness, dispose of certain investments or make acquisitions. The credit facility also requires Cole National Group to comply with certain financial covenants, including covenants regarding interest coverage and maximum leverage. Cole National Group is in compliance with the covenants in the credit agreement as of January 31, 2004 and the date of this report.

     The credit facility restricts dividend payments to Cole National Group from its subsidiaries to amounts needed to pay interest on the 8-7/8% notes and the 8-5/8% notes, certain amounts related to taxes and $7.5 million for direct expenses of Cole National Group, along with up to 0.25% of Cole National Group’s consolidated net revenue annually for other direct expenses of the Company. If certain maximum leverage targets are met, the credit facility restricts dividend payments to Cole National Group in an aggregate amount not to exceed $25.0 million to allow for the repurchase of Senior Subordinated Notes.

     As of January 31, 2004, the total availability under the credit facility totaled $46.1 million after reduction for commitments outstanding of $13.9 million under letters of credit. There were no working capital borrowings under the credit facility outstanding as of January 31, 2004 and February 1, 2003. The maximum amount of borrowings outstanding was $11.5 million during fiscal 2003 and $2.3 million during fiscal 2002. The weighted average interest rate was 5.5% for both fiscal 2003 and 2002.

     On November 3, 2003, the Company entered into an agreement with a bank to provide documentary letters of credit for import inventory purchases not to exceed $7.0 million. The letters of credit are secured by the inventory purchased. As of January 31, 2004, the Company had $3.9 million outstanding under this facility.

(7) Stock Compensation

     At January 31, 2004, the Company had stock options outstanding under various stock option plans and agreements. The right to exercise these options generally commences between one and five years from the date of grant and expires ten years from the date of grant. Both the number of shares and the exercise price, which is based on the market price, are fixed at the date of grant. Stock option grants that have a feature permitting a cashless exercise of options through the use of vested options in payment of the exercise price are accounted as variable stock options. As of January 31, 2004, there were 144,191 shares available for future grants to officers, key employees and nonemployee directors under the Company’s various stockholder approved stock option plans.

     A summary of the status of stock options and related weighted average exercise prices (“Price”) as of the end of fiscal 2003, 2002 and 2001, and changes during each of the fiscal years is presented below:

	2003		2002		2001
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	2,752,534	$13.61	2,632,566	$12.55	2,689,162	$12.33
Granted	511,997	10.67	378,656	17.97	589,000	12.02
Exercised	(457,819)	9.70	(173,859)	7.93	(388,452)	10.88
Canceled	(247,198)	16.29	(84,829)	11.82	(257,144)	11.52

Outstanding, end of year	2,559,514	13.46	2,752,534	13.61	2,632,566	12.55

Exercisable at end of year	1,660,369	14.10	1,595,393	13.34	1,394,652	13.34

     A summary of information for stock options outstanding at January 31, 2004 and related weighted average remaining contract life (“Life”) and Price is presented below:

	Options Outstanding			Options Exercisable
	Shares	Life	Price	Shares	Price
$5.00 to $9.75	600,608	7.1	$8.07	249,210	$7.54
$10.00 to $19.97	1,837,978	5.1	13.94	1,290,231	13.60
$24.88 to $44.94	120,928	3.4	32.94	120,928	32.94

	2,559,514	5.5	13.46	1,660,369	14.10

     During fiscal 2003, $2,289,000 of promissory notes included in notes receivable-stock option and awards within stockholders’ equity at February 1, 2003 were repaid and canceled. The notes had been issued in connection with certain stock options exercised in 1993 by the Company’s former Chairman and CEO and restricted stock awarded in 2000 to the Company’s current CEO and were repaid with cash and delivery of $385,000 of the Company’s 8-5/8% Senior Subordinated Notes. This portion of the 8-5/8% Senior Subordinated Notes was then canceled.

     In July 2003, 123,750 restricted shares awarded to the Company’s former Chairman and CEO in December 1998 vested under the terms of his separation agreement. During fiscal 2003, 2002 and 2001, all of the 525,000 restricted shares awarded to the Company’s current CEO in January 2000 became nonforfeitable. During fiscal 2002, the Company granted 25,000 restricted shares to its current Chief Financial Officer. These shares become nonforfeitable over four years with half of the restricted shares vesting July 15, 2005 and the remainder vesting on July 16, 2006.

     During fiscal 2003, 2002 and 2001, the Company granted 25,000, 3,000 and 20,000 restricted shares, respectively, to divisional executives. The shares become nonforfeitable over three- or four-year periods following the dates of the awards. During fiscal 2003 and 2002, 16,000 shares have vested. At January 31, 2004, 32,000 restricted shares remain outstanding. During fiscal 2002, 5,000 shares awarded to a divisional executive in fiscal 1999 vested and the remaining 5,000 shares were canceled.

     The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock-based compensation plans. In connection with the variable stock options, compensation expense of $3.2 million has been recorded in fiscal 2003. In connection with the restricted stock awards described above, compensation cost of $1.4 million, $1.4 million and $1.3 million has been charged to expense in fiscal 2003, fiscal 2002 and fiscal 2001, respectively. Unamortized restricted stock awards of $0.5 million are expected to be amortized over future vesting periods.

     On March 8, 2001, the Company awarded restricted stock units representing shares of common stock to 568 employees. As of March 8, 2003 and 2002, 63,135 shares and 76,627 shares of common stock were issued, respectively. At January 31, 2004, restricted stock unit awards representing 58,726 common shares were outstanding. The compensation cost related to the granting of the restricted stock units is being charged to the three-year period over which the common shares will vest assuming continuing employment. Annual compensation expense of $0.5 million was charged to fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

     In fiscal 1999, the Company established its Employee Stock Purchase Plan under which participants may contribute up to 15% of their annual compensation (subject to certain limits) to acquire shares of common stock at 85% of the lower market price on one of two specified dates in each plan period. The initial plan period included the five months ended December 31, 1999. Subsequent plan periods were semi-annual. However, there were no plan periods from July 2002 through June 2003. Of the 700,000 shares of common stock authorized for purchase under the plan, 19,436 shares were purchased in fiscal 2003 by 291 participating employees and 268,484 shares were available for future purchase. In fiscal 2002 and fiscal 2001, respectively, 32,206 and 96,013 shares were purchased by approximately 650 participating employees.

     The Company’s Nonemployee Director Equity and Deferred Compensation Plan allows nonemployee directors to receive their annual retainer and other director fees in the form of shares of common stock. The plan also allows them to defer payment of all or part of that income. Certain nonemployee directors elected to defer payment and received credits payable in shares of common stock. Credits earned during fiscal 2003 and outstanding as of January 31, 2004 represented 9,830 shares and 46,286 shares, respectively. During fiscal 2002, 1,719 shares were issued to a director in connection with a prior period deferred election.

(8) Stockholders’ Equity

     At January 31, 2004 and February 1, 2003, there were 16,647,759 and 16,154,916, respectively, shares of common stock, par value $.001 per share, outstanding and no preferred stock issued and outstanding. Common stock held in treasury at January 31, 2004 and February 1, 2003 totaled 571,106 and 577,867 shares, respectively. At January 31, 2004, there were 40,000,000 authorized shares of common stock and 5,000,000 authorized shares of preferred stock, 400,000 of which are designated as Series A Junior Participating Preferred stock and 4,600,000 of which are undesignated preferred stock.

     On November 18, 1999 the Board of Directors authorized the redemption of the Company’s existing Stockholders’ Rights Plan, adopted in 1995, and replaced it with a new plan. The new plan permits HAL to acquire up to 25% of the Company’s then-outstanding common shares. As of March 5, 2004 HAL owned 19.2% of the Company’s common stock. As a result of the redemption of the rights issued under the original plan, shareholders received payment of $0.01 per share of common stock in fiscal 1999. Under the new rights plan, one share purchase right was distributed in respect of each outstanding share of the Company’s common stock held of record as of the close of business on December 6, 1999 and one right will be distributed in respect of each share of the Company’s common stock that becomes outstanding prior to the earlier of the final expiration date of the rights or the first date upon which the rights become exercisable. Each right initially entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, without par value, at a price of $40, subject to adjustment. The rights are only exercisable if a person or group other than HAL Holding N.V. buys or announces a tender or exchange offer for 15% or more of the Company’s common stock or if HAL buys or announces a tender or exchange offer for 25% or more of the Company’s common stock. In the event such a transaction occurs, rights that are beneficially owned by all other persons would be adjusted and such holders would thereafter have the right to receive, upon exercise thereof at the then current exercise price of the right, that number of shares of common stock (or, under certain circumstances, an economically equivalent security of the Company) having a market value of two times the exercise price of the right. The rights will expire on December 6, 2009. In connection with the Merger, the Company amended the rights plan on January 23, 2004 to provide that the rights will not become exercisable because of the Merger agreement. The amendment also provides that the rights will expire immediately prior to the Merger.

     The Board of Directors authorized the repurchase of up to 500,000 shares of common stock in November 1997 and an additional 500,000 shares in November 1998 from time to time through open market or block transactions. The Company has purchased a total of 318,000 shares for $6.6 million. No shares were purchased after fiscal 1999. As of January 31, 2004, the Company has authority to purchase up to 682,000 additional shares. The shares purchased are reflected in treasury stock within stockholders’ equity.

     The following table presents the beginning balance, annual activity and ending balance of each component of accumulated other comprehensive income (loss) (dollars in thousands):

	Foreign	Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustment	Adjustment	Income (Loss)
Balance at February 3, 2001	$(4,455)	$—	$(4,455)
Activity in fiscal 2001	(440)	—	(440)

Balance at February 2, 2002	(4,895)	—	(4,895)
Activity in fiscal 2002	377	(20,652)	(20,275)
Tax benefit (expense)	—	6,987	6,987

Balance at February 1, 2003	(4,518)	(13,665)	(18,183)
Activity in fiscal 2003	728	(2,891)	(2,163)
Tax benefit (expense)	—	1,253	1,253

Balance at January 31, 2004	$(3,790)	$(15,303)	$(19,093)

(9) Income Taxes

     The income tax provision reflected in the accompanying consolidated statements of operations for fiscal 2003, 2002 and 2001 are detailed below (dollars in thousands):

	2003	2002	2001
Current payable -
Federal	$(423)	$522	$750
State and local	552	538	1,335
Foreign	791	633	295

	920	1,693	2,380

Deferred -
Federal	(2,305)	(853)	2,650
State and local	(639)	183	32
Foreign	(833)	(27)	43

	(3,777)	(697)	2,725

Income tax provision (benefit)	$(2,857)	$996	$5,105

     The exercise of nonqualified stock options during fiscal 2003 and fiscal 2002 resulted in $1.3 million and $0.5 million, respectively of income tax benefits to the Company derived from the difference between the market price at the date of exercise and the option price. These tax benefits were recorded in additional paid-in capital. Tax benefits from option exercises in fiscal 2001 were not significant.

     The income tax provision differs from the federal statutory rate as follows (dollars in thousands):

	2003	2002	2001
Income tax provision (benefit) at statutory rate	$(4,739)	$(1,453)	$951
Tax effect of -
Goodwill	—	—	1,451
State income taxes, net of federal tax benefit	(446)	533	900
Foreign income	20	199	59
Valuation allowance	1,053	484	988
Stock compensation	412	388	427
Nondeductible expenses	277	296	331
Adjustment to prior year federal taxes	389	522	354
Research and development credit	(235)	—	(265)
Other, net	412	27	(91)

Income tax provision (benefit)	$(2,857)	$996	$5,105

     The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities at January 31, 2004 and February 1, 2003 are as follows (dollars in thousands):

	2003	2002
Deferred tax assets:
Accrued compensation and benefits	$15,037	$12,017
Deferred revenue	18,816	22,659
Other nondeductible accruals	15,028	12,095
Net operating loss carryforwards	5,268	8,961
Depreciation and amortization	4,798	—
Intangibles	3,976	4,373
Inventory basis differences	2,548	2,047
Leases	3,416	5,207
Contribution carryforward	1,179	1,223
Foreign tax credit carryforward	1,118	—
Other	3,620	1,329

Total deferred tax assets	74,804	69,911
Valuation allowance	(5,101)	(4,371)

Net deferred tax assets	69,703	65,540
Deferred tax liabilities:
Depreciation and amortization	—	(2,302)

Net deferred tax assets	$69,703	$63,238

     At January 31, 2004, the Company had approximately $8.7 million of federal tax net operating loss carryforwards in the United States that expire in years 2004 through 2022. Of that amount, $7.7 million resulted from the Company’s acquisition of American Vision Centers (“AVC”). Due to the change in ownership requirements of the Internal Revenue Code, utilization of the AVC net operating loss is limited to approximately $0.3 million per year. Valuation allowances of $3.4 million, $0.5 million and $1.2 million at January 31, 2004 have been established against net operating losses, charitable contribution and foreign tax credit carryforwards, respectively to reduce the corresponding deferred tax assets to the amount that will likely be realized. The increase in the valuation allowance in fiscal 2003 is primarily due to foreign tax credit carryforwards generated.

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

     The Company also maintains a postretirement benefit plan in connection with the acquisition of Pearle in 1996. This plan was closed to new participants at the time of acquisition. Under this plan, the eligible former employees are provided life insurance and certain health care benefits through insurance premiums based on expected benefits to be paid during the year. Substantial portions of the health care benefits are not insured and are paid by the Company. For measurement purposes, a 13% annual rate of increase for health care benefits was assumed for fiscal 2004. The rate was assumed to decrease gradually to 8% over ten years and level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percentage point change in the assumed health care cost trend rate would have the following effects:

	1 Percentage	1 Percentage
	Point Increase	Point Decrease
Effect on total of service and interest cost components	$33,500	$(28,100)
Effect on postretirement benefit obligation	557,800	(468,500)

     On December 8, 2003 the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. In accordance with FASB Staff Position 106-1, the Company’s measures of the accumulated postretirement benefit obligation and net periodic benefit cost in the consolidated financial statements and disclosures herein do not reflect the effects of the Act on the Company’s postretirement benefit plan. Specific authoritative guidance on the accounting for the federal subsidy is pending and, when issued, could require the Company to change previously reported information.

     The Company uses a December 31 measurement date for its plans. The following provides a reconciliation of benefit obligations, plan assets and funded status of the pension plan and postretirement benefits.

	Pension Benefits		Postretirement Benefits
	2003	2002	2003	2002
		(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$40,122	$28,825	$4,109	$2,879
Service cost	273	238	—	—
Interest cost	2,647	2,423	261	203
Actuarial loss	5,767	10,203	62	1,149
Benefits paid	(1,839)	(1,147)	(179)	(159)
Participants’ contributions	—	—	36	37
Administrative expenses paid	(433)	(420)	—	—

Benefit obligation at the end of the period	46,537	40,122	4,289	4,109

Change in plan assets:
Fair value of plan assets at beginning of year	24,107	28,861	—	—
Actual return of plan assets	4,240	(3,709)	—	—
Employer contributions	—	522	143	122
Participants’ contributions	—	—	36	37
Benefits paid	(1,839)	(1,147)	(179)	(159)
Administrative expenses paid	(433)	(420)	—	—

Fair value of plan assets at end of year	26,075	24,107	—	—

Funded status	(20,462)	(16,015)	(4,289)	(4,109)
Employer contributions after measurement date	—	—	12	10
Unrecognized net actuarial loss	23,622	20,992	2,527	2,614
Unrecognized prior service cost	—	—	94	103
Unrecognized initial asset	(160)	(340)	—	—

Net amount recognized	$3,000	$4,637	$(1,656)	$(1,382)

     Amounts recognized in the statements of financial position consist of:

	2003	2002	2003	2002
Accrued benefit cost:
Accrued liabilities	$(7,475)	$—	$(151)	$(152)
Other long-term liabilities	(12,987)	(16,015)	(1,505)	(1,230)
Accumulated other comprehensive loss	23,462	20,652	—	—

	$3,000	$4,637	$(1,656)	$(1,382)

     The current employer contribution for fiscal 2004 of $7,475,000 included in accrued liabilities was determined with the assumption that Congress will not grant further pension relief for the 2004 plan year.

     The accumulated benefit obligation for the defined benefit pension plan was $46,537,000 and $40,122,000 at December 31, 2003 and December 31, 2002, respectively.

     Net pension expense and postretirement expense for fiscal 2003, 2002 and 2001 includes the following components (dollars in thousands):

	Pension Benefits			Postretirement Benefits
	2003	2002	2001	2003	2002	2001
Service cost - benefits earned during the period	$273	$238	$1,868	$—	$—	$—
Interest cost on the projected benefit obligation	2,647	2,423	2,156	261	203	174
Expected return on plan assets	(2,594)	(2,810)	(2,720)	—	—	—
Recognized net actuarial loss	1,491	284	—	149	83	76
Amortization of initial asset	(179)	(179)	(179)	—	—	—
Amortization of prior service cost	—	—	25	9	9	9

Net expense (income)	$1,638	$(44)	$1,150	$419	$295	$259

Increase in minimum liability included in other comprehensive income	$2,810	$20,652	$—	N/A	N/A	N/A

Weighted average assumptions used to determine obligations at fiscal year end:
Discount rate	6.0%	6.5%	7.5%	6.0%	6.5%	7.3%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
Weighted average assumptions used to determine net costs for the fiscal year:
Discount rate	6.5%	7.5%	7.8%	6.5%	7.3%	7.8%
Expected return on plan assets	9.0%	9.0%	9.5%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	3 to 7%	N/A	N/A	N/A

     The change in the discount rate reflects the overall decline in market interest rates and has led to an increase in the projected benefit obligation at December 31, 2003 and December 31, 2002. In addition, stock market declines in fiscal 2002 reduced the fair value of the pension plan’s assets at December 31, 2002. As a result of these factors, the pension benefit plan was underfunded by $20.5 million and $16.0 million at December 31, 2003 and December 31, 2002, respectively. In fiscal 2002, the Company wrote off its prepaid pension expense of $4.6 million and recorded the minimum pension liability by charging $20.7 million to accumulated other comprehensive income (loss) in stockholders’ equity. In fiscal 2003, the Company recorded an increase in the minimum pension liability by charging $2.8 million to accumulated other comprehensive income (loss).

     The expected long-term rate of return on plan assets is established based upon our expectations of asset returns over the expected period to fund participant benefits considering the plan’s current target asset allocation. We further validated this assumption with an independent expert using our target asset mix in an asset return generation model which projected future asset returns using simulation and asset class correlation.

     The Company’s pension benefit plan weighted-average asset allocation at December 31, 2003 and 2002, and target allocation for 2004 are as follows:

			Plan Assets
	Asset Allocation 2004		at December 31,
	Target	Range	2003	2002
Large-Cap U.S. Equity	45.0%	30% - 50%	51%	40%
Small/Mid-Cap U.S. Equity	10.0%	5% - 15%	10%	7%
International Equity	10.0%	5% - 15%	8%	7%

Total Equity	65.0%	60% - 75%	69%	54%
Tactical Asset Allocation				19%
Fixed Income	35.0%	25% - 40%	31%	27%

			100%	100%

     The pension benefit plan investment policy provides the framework within which investment decisions are made, establishes standards to measure investment manager performance, outlines roles and responsibilities and describes the ongoing review process. The plan’s investment strategies include established asset allocation targets and ranges as set forth above to maximize the advantages of diversification and to minimize risk. The asset allocation targets and ranges disclosed above were implemented during 2003 and the tactical asset allocation category included in the previous target strategy was eliminated. The tactical asset allocation category in place at December 31, 2002 provided for investment in any mix of debt and/or equity at the discretion of the fund manager. At December 31, 2002, the 19% invested in tactical asset allocation was fully invested in equities.

     Small/Mid-Cap Equity investments include the Company’s common stock in the amounts of $160,000 (0.6% of total plan assets) and $91,000 (0.4% of total plan assts) at December 31, 2003 and 2002, respectively.

     The Company has a defined contribution plan, including features under Section 401(k) of the Internal Revenue Code, which provides retirement benefits to its employees. Eligible employees may contribute up to 17% of their compensation to the plan. In the United States, the Company changed the plan beginning with the 2003 fiscal year to provide for a mandatory company match in cash of 25% of the first 4% of employee contributions. During prior fiscal years, the plan provided a mandatory company match of 10% of employee contributions. The Company may also make a discretionary matching contribution for each plan year equal to such dollar amount or percentage of employee contributions as determined by the Company’s Board of Directors. In Puerto Rico, the Company provides for a mandatory match of 50% of the first 6% of employee contributions. The plan provides for the investment of employer and employee contributions in the Company’s common stock and other investment alternatives. The Company’s matching contributions, net of forfeitures, of $1.0 million, $1.0 million and $0.6 million were recorded as expense for fiscal years 2003, 2002 and 2001, respectively.

     The Company has a Supplemental Executive Retirement Plan (SERP), which provides for the payment of retirement benefits for certain management and highly compensated employees supplementing amounts payable under the Company’s non-contributory defined contribution plan. The benefits are unfunded and each participant’s SERP account is credited with a percentage of their base salary and interest earned for the year. Expenses for this plan for fiscal 2003, 2002 and 2001 were $0.4 million, $0.3 million and $0.5 million, respectively. The plan liability recorded primarily in other long-term liabilities was $2.6 million and $2.3 million at January 31, 2004 and February 1, 2003, respectively.

     The Company has a deferred compensation plan for executives and other senior management which allows deferral of income without regard to limitations imposed by the Company’s 401(k) plan. The Company has generally made a contribution of its common stock equal to 10% of the participant’s deferrals, however, in fiscal 2003 and 2002 the Company made cash contributions. The deferred compensation together with the Company’s contributions is funded through various marketable securities based on the election of the participant. As of fiscal year end 2003 and 2002, the Company had accrued $2.9 million and $2.1 million, respectively for its obligations under these plans in other long-term liabilities. The Company’s net expense, which includes the participants’ deferral, investment earnings and Company contributions was $1.3 million, $0.9 million and $1.3 million for fiscal 2003, 2002 and 2001, respectively. The investments made on behalf of the participants, other than purchase of the Company’s common stock, are included in other noncurrent assets and were $2.5 million and $1.8 million at December 31, 2003 and 2002, respectively. Investments in the Company’s common stock are recorded as Treasury Stock in stockholders’ equity.

     The Company provides under certain conditions postemployment benefits for continuation of health care benefits and life insurance coverage to former employees after employment but before retirement. Pursuant to SFAS 112, the accrued cost for postemployment benefits was $2.5 million and $2.6 million at January 31, 2004 and February 1, 2003, respectively. The net postemployment benefits (income) expense was $(0.1) million, $1.0 million and $0.1 million in 2003, 2002 and 2001, respectively.

     The Company has certain individual deferred compensation agreements, which provide guaranteed retirement benefits each year for life. The benefits are accrued over the estimated period in which the employee is to render service and becomes eligible for the benefit. The benefits are unfunded and a minimum pension liability of $81,000 was charged to accumulated other comprehensive income (loss) in stockholders’ equity in fiscal 2003. Expenses for these agreements for fiscal 2003, 2002 and 2001 were $2.2 million, $0.5 million and $0.4 million, respectively. At January 31, 2004 and February 1, 2003, the liability, which was recorded in other long-term liabilities, was $1.1 million and $3.4 million, respectively. In fiscal 2003, a lump sum payment of $4.6 million was made to the Company’s former Chairman and CEO under the terms of his separation agreement.

(11) Segment Information

     The Company has two reportable segments: Cole Vision and Things Remembered. Most of Cole Vision’s revenue is provided primarily by sales of prescription eyewear, accessories and services through its Cole Licensed Brands and Pearle retail locations. Cole Vision’s revenue is also provided by sales of merchandise to franchisees and other outside customers, by royalties based on sales and initial franchise fees from franchisees and by fees from managed vision care programs. Cole Vision is subject to various state regulations related to the dispensing of prescription eyewear, its relationship with the doctors of optometry and other matters. The Cole Licensed Brands, Pearle Vision and Cole Managed Vision business units have been aggregated in accordance with SFAS

No. 131, “Disclosures About Segments of an Enterprise and Related Information” (SFAS 131), based on the similarity of their economic characteristics, nature of products, services and production processes, types of customers, distribution methods and regulatory environment. Things Remembered’s revenue is provided by sales of engraveable gift merchandise, personalization and other services primarily through retail stores and kiosks. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1).

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

	2003	2002	2001
Net revenues:
Cole Vision	$919,512	$877,550	$836,869
Things Remembered	282,261	270,569	272,254

Total net revenues	$1,201,773	$1,148,119	$1,109,123

Depreciation and amortization:
Cole Vision	$27,047	$22,554	$25,508
Things Remembered	9,904	10,297	10,520

Total segment depreciation and amortization	36,951	32,851	36,028
Unallocated corporate depreciation	2,837	3,581	4,045

Total depreciation and amortization	$39,788	$36,432	$40,073

Income:
Cole Vision	$24,875	$30,596	$15,111
Things Remembered	21,433	15,060	24,149

Total segment operating income	46,308	45,656	39,260
Unallocated corporate expense	(40,307)	(18,659)	(11,017)

Total operating income	6,001	26,997	28,243
Interest and other (income) expense, net	19,541	31,150	25,525

Income (loss) before income taxes	$(13,540)	$(4,153)	$2,718

     Reported segment assets, expenditures for capital additions and systems development costs and acquisitions of businesses, with reconciliations to consolidated amounts, are as follows (dollars in thousands):

	2003	2002	2001
Segment assets:
Cole Vision	$424,385	$421,667
Things Remembered	117,223	119,105

Total segment assets	541,608	540,772
Corporate cash and temporary cash investments	43,479	28,435
Other corporate assets	59,413	75,141

Consolidated assets	$644,500	$644,348

Expenditures for capital additions and systems development costs:
Cole Vision	$23,300	$31,502	$26,288
Things Remembered	6,454	10,342	12,582

Total segment expenditures	29,754	41,844	38,870
Corporate	2,335	3,142	1,682

Consolidated expenditures	$32,089	$44,986	$40,552

Contingent payments for and acquisition of business
Cole Vision	$4,051	$1,645	$847

     Revenues from external customers of each group of similar products and services is as follows (dollars in thousands):

	2003	2002	2001
Sales of optical products and services	$810,290	$783,765	$751,680
Royalties and initial franchise fees	20,136	19,450	18,744
Fees from managed vision care programs	89,086	74,335	66,445

Total Cole Vision net revenues	919,512	877,550	836,869
Retail sales of gift merchandise and services	282,261	270,569	272,254

Consolidated net revenues	$1,201,773	$1,148,119	$1,109,123

     The Company operates primarily in the United States. Net revenues attributable to Cole Vision’s Canadian operations were $29.2 million, $28.6 million and $30.0 million in fiscal 2003, 2002 and 2001, respectively. Long-lived assets located in Canada at January 31, 2004 and February 1, 2003 totaled $2.2 million and $2.9 million, respectively. The Company also has an investment in and notes receivable from Pearle Europe (see Note 2).

(12) Commitments and Contingencies

     The Company leases a substantial portion of its computers, equipment and facilities including laboratories, office and warehouse space, and retail store locations. These leases generally have initial terms of up to 10 years and often contain renewal or purchase options. Operating and capital lease obligations are based upon contractual minimum rates and, in most leases covering retail store locations, additional rents are payable based on store sales. In addition, Cole Vision operates departments in various host stores paying occupancy costs solely as a percentage of sales. The Sears agreement contains a short-term cancellation clause. Generally, the Company is required to pay taxes and normal expenses of operating the premises for laboratory, office, warehouse and retail store leases; the host stores pay these expenses for departments operated on a percentage-of-sales basis. The following amounts represent rental expense for fiscal 2003, 2002 and 2001 (dollars in thousands):

	2003	2002	2001
Occupancy costs based on sales	$63,182	$58,966	$56,923
All other rental expense	91,503	91,853	89,677
Sublease rental income	(14,638)	(14,525)	(16,270)

Total rental expense, net	$140,047	$136,294	$130,330

     At January 31, 2004, future minimum lease payments and sublease income receipts under noncancelable leases and the present value of future minimum lease payments for capital leases are as follows (dollars in thousands):

	Capital	Operating Leases
	Leases	Payments	Receipts
2004	$643	$81,813	$(10,456)
2005	599	67,708	(8,060)
2006	557	55,361	(6,532)
2007	417	43,709	(4,895)
2008	296	35,078	(3,009)
2009 and thereafter	102	98,900	(5,875)

Total future minimum lease payments	2,614	$382,569	$(38,827)

Amount representing interest	(480)

Present value of future minimum lease payments	$2,134

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

     In fiscal 2000, the Company entered into a sale and leaseback agreement and received approximately $13.5 million, net of related costs, from the sale of its office facility in Twinsburg, Ohio and leased it back under an eighteen-year operating lease agreement with two ten year renewal options. At the time of the transaction, the Company had a continuing involvement, and, therefore, the transaction was accounted for under the finance method of accounting. In July 2001, the continuing involvement ended and the transaction was reflected as a sale and leaseback. A gain of approximately $5.0 million was deferred and is being amortized over the remaining initial lease period.

     The Company guarantees future minimum lease payments for certain store locations leased directly by franchisees. These guarantees totaled approximately $13.4 and $13.8 million as of January 31, 2004 and February 1, 2003. Performance under a guarantee by the Company is triggered by default of a franchisee in their lease commitment. Generally, these guarantees also extend to payments of taxes and other normal expenses payable under these leases, the amounts of which are not readily quantifiable. The term of the guarantees range from one to ten years of which many are limited to periods that are less than the full term of the leases involved. Under the terms of the guarantees, the Company has the right to assume the primary obligation and begin operating as a Company-owned store. In addition, as part of many franchise agreements, the Company may recover any amounts paid under a guarantee from the defaulting franchisee. The Company has recorded a liability of $23,500, which represents the estimated fair value of the Company’s obligations from guarantees entered into or modified after December 31, 2002 using an expected present value calculation.

     In fiscal 2000, the Company guaranteed certain borrowings of a franchisee with a bank in connection with operations of two franchised stores. The maximum exposure under the agreement is $333,000 and expires upon full payment of the term loan borrowings by the franchisee. The loan matures in 2010.

     In fiscal 2003, the Company entered into an agreement to guarantee a portion of the amount owed to a bank by a franchisee as a result of a loan granted in connection with the purchase of five stores. The guaranteed amount equals the cumulative value of the store assets. The Company is released from its obligation once the landlords of the store locations execute subordination agreements or the bank is granted access to the store assets in the event of the default by the franchisee. The maximum exposure under the agreement is $464,000 as of January 31, 2004.

     As discussed in Note 2, agreements between HAL Holding N.V. (“HAL”), the Company and members of Pearle Europe management require HAL and the Company to periodically offer to purchase Pearle Europe shares held by the members of Pearle Europe Management. These offers are required to be made in May 2005 and biannually in May commencing in 2007. The obligations to fund the purchase of any shares as to which the offer to purchase is accepted are pro rata to HAL and to the Company based on their respective ownership interests on the date of the offer. As of January 31, 2004, on a fully diluted basis the

Company’s ownership interest in Pearle Europe is 21.1%, HAL’s ownership interest in Pearle Europe is approximately 78.3% and the Pearle Europe management team owns the remaining 0.6% interest or 590 shares.

(13) Restructuring Charges

     During fiscal 2002, the Company recorded a restructuring liability against operating expense of $1.1 million. Of this amount, $0.6 was paid in fiscal 2002 and $0.5 million was paid in fiscal 2003 for benefits, salary continuation and placement costs. The restructuring charge was related to a reduction in workforce of 60 individuals in the corporate office and field management. The Company also recorded a charge of $0.3 million in fiscal 2002 related to the closing of its executive office and relocating it to the Company’s facility in Twinsburg, Ohio, which was completed in fiscal 2003.

(14) Quarterly Results of Operations (Unaudited)

     The following is a summary of quarterly financial data for the 52 weeks ended January 31, 2004 and February 1, 2003.

Fiscal 2003

	1st	2nd	3rd	4th
(In thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter
Net revenue	$288,249	$307,659	$296,507	$309,358
Gross margin	181,657	192,144	187,278	191,881
Income (loss) before income taxes	(8,012)	(5,508)	(7,203)	7,183
Net income (loss)	(6,411)	(5,487)	(3,023)	4,238
Earnings (loss) per common share
Basic	$(0.39)	$(0.34)	$(0.18)	$0.25
Diluted	(0.39)	(0.34)	(0.18)	0.25

Fiscal 2002

	1st	2nd	3rd	4th
(In thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter
Net revenue	$285,441	$292,390	$275,501	$294,787
Gross margin	184,715	188,627	177,207	185,317
Income (loss) before income taxes	2,889	(5,957)	(6,421)	5,336
Net income (loss)	866	(5,686)	(1,927)	1,598
Earnings (loss) per common share
Basic	$0.05	$(0.35)	$(0.12)	$0.10
Diluted	0.05	(0.35)	(0.12)	0.10

(15) Legal Proceedings

     The Company and its optical subsidiaries have been sued by the State of California, which alleges claims for various statutory violations related to the operation of 23 Pearle Vision Centers in California. The claims include untrue or misleading advertising, illegal dilation fees, unlawful advertising of eye exams, maintaining an optometrist on or near the premises of a registered dispensing optician, unlawful advertising of an optometrist, unlicensed practice of optometry, and illegal relationships between dispensing opticians, optical retailers and optometrists. The action seeks unspecified damages, restitution and injunctive relief. In July 2002, the State of California obtained a preliminary injunction to enjoin certain advertising practices and from charging dilation fees. The trial court’s decision was appealed by both the Company and the State. On November 26, 2003, the appellate court ruled on the appeal in a manner adverse to the Company with respect to continued advertising in California by Pearle Vision that expressly or implicitly advertises the furnishing of optometric services, disallowing continued advertising of the availability of optometric services with a disclaimer that had been previously approved by the trial court. The appellate court ruled in the Company’s favor with respect to charging dilation fees. On March 3, 2004, the California Supreme Court granted the Company’s petition for review of the Appellate Court’s decision. Although the Company believes that its advertising and operational practices in California complied with California law, the appellate ruling may, if unmodified by the Supreme Court, compel the Company to modify or close its activities in California. Further, the Company might be required to pay damages and or restitution in a currently undeterminable amount, the cost of which might have a material adverse effect on the Company’s operating results and cash flow in one or more periods.

     Things Remembered, Inc. settled a class action complaint in California alleging that the putative class (alleged to include 200 members) were improperly denied overtime compensation in violation of a California law. The action sought unspecified damages, interest, restitution, as well as declaratory and injunctive relief and attorneys’ fees. On February 3, 2003, Things Remembered and the plaintiffs reached an agreement to resolve the lawsuit for $562,500. Preliminary approval was received from the Court on August 1, 2003. On December 3, 2003, the Court approved final settlement of the lawsuit. A liability of $562,500 was recorded in the fourth quarter of fiscal 2002 and paid in the first quarter of fiscal 2004.

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

     Following the Company’s announcement in November 2002 of the restatement of the Company’s financial statements, the Securities and Exchange Commission began an investigation into the Company’s previous accounting. The course of this investigation or other litigation or investigations arising out of the restatement of the Company’s financial statements cannot be predicted. In addition, under certain circumstances the Company would be obliged to indemnify the individual current and former directors and officers who are named as defendants in litigation or who are or become involved in an investigation. The Company believes it has insurance that should be available with respect to a portion of its indemnification obligations. If the Company is unsuccessful in defending against the current investigation or any litigation, there may be a material adverse effect on the Company’s financial condition, cash flow and results of operations.

     Cole National Group, Inc. has been named as a defendant along with numerous other retailers, in patent infringement litigation challenging the defendants’ use of bar code technology. A stay of the proceeding has been sought and was granted, in deference to prior pending declaratory judgment suits brought by the manufacturers and suppliers of the implicated technology seeking to declare the patents in suit not infringed. On January 23, 2004, a court in Nevada entered a memorandum of decision in favor of a manufacturer declaring the patents not infringed. This judgment is expected to be appealed, and the infringement litigation against the Cole National Group will remain stayed pending the final resolution any such appeal. Cole National Group, Inc. believes it has available defenses and does not expect any liability. However, if Cole National Group, Inc. were to be found liable for an infringement, it might have a material adverse effect on its operating results and cash flow in the period incurred.

     In the ordinary course of business, the Company is involved in various other legal proceedings. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations, liquidity or financial position of the Company.

(16) Merger Agreement

     On January 26, 2004, the Company and Luxottica Group S.p.A. entered into a merger agreement pursuant to which the Company would become a subsidiary of Luxottica Group. Under the agreement, Luxottica Group will acquire all of the outstanding shares of the Company for a cash purchase price of $22.50 per share, together with the purchase of all outstanding options and similar equity rights at the same price per share, less their respective exercise price. The merger is subject to approval by the holders of a majority of the outstanding shares of the Company’s common stock and the satisfaction of other customary conditions, including compliance with applicable antitrust clearance requirements. On February 27, 2004, the Company and Luxottica Group filed pre-merger notifications with the U.S. antitrust authorities pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“the HSR Act”). On March 30, 2004 the Company and Luxottica Group jointly announced that they had received a request from the Federal Trade Commission (FTC) for additional information and documentary material with respect to the Merger. Accordingly, the waiting period under the HSR Act has been extended until the 30th day after the date of substantial compliance with the request by both parties, unless earlier terminated by the FTC. On March 2, 2004, the Company announced that it has scheduled a special meeting of stockholders for April 20, 2004 to consider and vote on the approval of the merger agreement with Luxottica Group. Stockholders of record of the Company as of March 12, 2004 will be entitled to vote on the transaction. On March 15, 2004, the Company filed its definitive proxy statement.

Schedule I

COLE NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Cole National Corporation
Condensed Balance Sheets
January 31, 2004 and February 1, 2003
(Dollars in millions)

	2003	2002
Assets:
Investment in subsidiaries:
Receivables from subsidiaries	$97.4	$78.5
Common equity in subsidiaries	(9.1)	(5.3)
Notes and interest receivable	6.0	24.1
Property and equipment, net	1.4	1.4
Deferred income tax and other	16.3	14.6

Total assets	$112.0	$113.3

Liabilities and stockholders’ equity:
Current portion of long-term debt	$5.0	$—
Accounts payable and accrued expenses	2.6	5.0
Long-term debt	5.0	10.0
Other long-term liabilities	5.3	5.0
Stockholders’ equity	94.1	93.3

Total liabilities and stockholders’ equity	$112.0	$113.3

Schedule I
(continued)

Cole National Corporation
Condensed Statements of Operations and Cash Flows
52 Weeks Ended January 31, 2004,
February 1, 2003 and February 2, 2002
 (Dollars in millions)

	January 31,	February 1,	February 2,
	2004	2003	2002
Condensed Statements of Operations
Revenue - services to affiliates	$2.6	$3.2	$3.3
Operating expenses	8.6	4.5	4.7
Interest and other (income) expenses, net	(3.9)	(5.3)	0.7

Income (loss) before taxes	(2.1)	4.0	(2.1)
Income tax provision (benefit)	0.8	1.8	(0.2)

Income (loss) before equity in undistributed earnings (loss) of subsidiaries	(2.9)	2.2	(1.9)
Equity in earnings (loss) of subsidiaries	(7.8)	(7.3)	(0.5)

Net income (loss)	$(10.7)	$(5.1)	$(2.4)

Condensed Statements of Cash Flows
Operating activities:
Net cash (used for ) provided by operating activities	$(2.5)	$(4.6)	$1.6
Investing activities:
Investment (in) and advances (to) from affiliates	(20.1)	6.4	4.1
Purchase of property and equipment, net	—	—	(0.2)
Investment in Pearle Europe, net	11.0	—	(6.5)
Cash received (paid) for note receivable from third party network provider	4.0	(4.0)	—
Other, net	—	—	(0.4)

Net cash provided by (used for) investing activities	(5.1)	2.4	(3.0)

Financing activities:
Repayment of long-term debt	—	—	(0.4)
Repayment (issuance) of notes receivable - stock options and awards	1.9	—	(0.3)
Net proceeds from exercise of stock options	5.2	1.7	1.6
Other, net	0.5	0.5	0.5

Net cash provided by (used for) financing activities	7.6	2.2	1.4

Net change in cash		—	—
Cash, beginning of period	—	—	—

Cash, end of period	$—	$—	$—

Note to Condensed Financial Information of Registrant

     The accompanying financial information of Cole National Corporation is as of January 31, 2004 and February 1, 2003, and for the 52 weeks ended January 31, 2004, February 1, 2003, and February 2, 2002. Cole National Corporation is a holding company for its wholly owned subsidiaries, including Cole National Group, Inc., and consisted of no other operations.

     This financial information should be read in connection with the Consolidated Financial Statements and notes thereto of Cole National Corporation and Subsidiaries, contained elsewhere in this Form 10-K.

Schedule II

Cole National Corporation and Subsidiaries
Valuation and Qualifying Accounts
52 Weeks Ended January 31, 2004,
February 1, 2003 and February 2, 2002
 (Dollars in millions)

		Charges
	Balance at	(Reversals)			Balance
	Beginning	to Cost and			End of
Description	of Period	Expenses	Transfers(B)	Deductions(A)	Period
January 31, 2004
Allowance for uncollectible accounts	$3.1	$2.2	$—	$(1.9)	$3.4
Franchise note allowance for uncollectible accounts	3.0	—	—	(0.1)	$2.9
February 1, 2003
Allowance for uncollectible accounts	$3.2	$2.0	$—	$(2.1)	$3.1
Franchise note allowance for uncollectible accounts	5.2	(0.7)	—	(1.5)	$3.0
February 2, 2002
Allowance for uncollectible accounts	$6.3	$1.1	$(1.2)	$(3.0)	$3.2
Franchise note allowance for uncollectible accounts	4.7	0.3	1.2	(1.0)	$5.2

(A)	Receivable balances written off, net of recoveries

(B)	Transfers resulted from conversion of accounts receivables to notes receivables.

Allowance balances presented in the Notes to Consolidated Financial Statements are represented on this schedule.

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Agreement and Plan of Merger among Cole National Corporation, Luxottica Group S.p.A. and Colorado Acquisition Corp., dated January 23, 2004, incorporated by reference to Exhibit 2.1 of Cole National Corporation’s Form 8-K, filed on January 27, 2004. Supplemental disclosure schedules are available to the Securities and Exchange Commission upon request. (File No. 1-12814).

3.1(i)	Amended and Restated Certificate of Incorporation of Cole National Corporation, effective June 12, 1997, incorporated by reference to Exhibit 4.1 (i) of Cole National Corporation’s Registration Statement on Form 8-A/A, filed on November 14, 1997 (File No. 1-12814).

3.1(ii)	Certificate of Amendment of the Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1(ii) to Cole National Corporation’s Annual Report on Form 10-K for the period ended January 31, 1998 (File No. 1-12814).

3.2(ii)	Amended and Restated By-Laws of Cole National Corporation, dated July 28, 2003, incorporated by reference to Exhibit 3.2(ii) of Cole National Corporation’s Quarterly Report on Form 10-Q for the period ended August 2, 2003 (File No. 1-12814).

3.3	Amended Certificate of Designations of Series A Junior Participating Preferred Stock, dated November 22, 1999, incorporated by reference to Exhibit 3.3 of Cole National Corporation’s Annual Report on Form 10-K for the year ended February 1, 2003 (File No. 1-12814).

4.1	Indenture dated May 22, 2002, by and among Cole National Group, Inc. and Wells Fargo Bank Minnesota, National Association, as trustee, relating to the 8-7/8% Senior Subordinated Notes due 2012 (the form of which Senior Subordinated Note is included in such Indenture), incorporated by reference to Exhibit 10.2 of Cole National Corporation’s Quarterly Report on Form 10-Q for the period ending August 3, 2002 (File No. 1-12814).

4.2	Indenture dated August 22, 1997, between Cole National Group, Inc. and Norwest Bank Minnesota, National Association, as Trustee, relating to the 8-5/8% Senior Subordinated Notes Due 2007, incorporated by reference to Exhibit 4.4 of Cole National Group, Inc.’s Registration Statement on Form S-1 (Registration No. 333-34963).

4.3	Rights Agreement and Form of Right Certificate dated as of November 22, 1999 by and between Cole National Corporation and National City Bank, as Rights Agent, incorporated by reference to Exhibit 4.1 of Cole National Corporation’s Registration Statement on Form 8-A dated November 24, 1999 (File No. 1-12814).

4.4	Cole National Corporation by this filing agrees, upon request, to file with the Commission the instruments defining the rights of holders of long-term debt of Cole National Corporation and its subsidiaries where the total amount of securities authorized thereunder does not exceed 10% of the total assets of Cole National Corporation and its subsidiaries on a consolidated basis.

4.5	Amendment No. 1, dated January 23, 2004, to 1999 Rights Agreement, dated November 22, 1999, between Cole National Corporation and National City Bank, as Rights Agent, incorporated by reference to Exhibit 4.2 to Form 8-K, filed on January 27, 2004 (File No. 1-12814).

10.1*	Agreement dated March 27, 1993 between Cole National Corporation and Joseph Gaglioti regarding termination of employment, incorporated by reference to Exhibit 10.8 to Cole National Group’s Registration Statement on Form S-1 (Registration No. 33-66342).

Exhibit
Number	Description
10.2*	Cole National Corporation 1993 Management Stock Option Plan, including forms of Nonqualified Stock Option Agreement (1993 Time Vesting) and form of secured promissory notes and stock pledge agreement, incorporated by reference to Exhibit 10.29 to Cole National Group, Inc.’s Registration Statement on Form S-1 (Registration No. 33-66342).

10.3*	Form of Nonqualified Stock Option Agreement for Directors of the Company, dated March 1993, incorporated by reference to Exhibit 10.41 to Cole National Corporation’s Registration Statement on Form S-1 (Registration No. 33-74228).

10.4*	Amendment No. 1 to the Amended and Restated Nonqualified Stock Option Plan for Nonemployee Directors, incorporated by reference to Exhibit 10.1 of Cole National Corporation’s Quarterly Report on Form 10-Q for the period ended November 5, 2001 (File No. 1-12814).

10.5*	Cole National Corporation 1996 Management Stock Option Plan, including forms of Nonqualified Stock Option Agreement (1996 Time Vesting), incorporated by reference to Exhibit 10.10 of Cole National Corporation’s Annual Report on Form 10-K for the year ended February 3, 1996 (File No. 1-12814).

10.6*	Management Incentive Bonus Program (Amended and Restated June 14, 2001), incorporated by reference to Exhibit B to Cole National Corporation’s definitive Proxy Statement dated May 10, 2001 (File No. 1-12814).

10.7*	Form of Nonqualified Stock Option Agreement (1997 Time Vesting), incorporated by reference to Exhibit 10.12 to Cole National Corporation’s Annual Report on Form 10-K for the period ended January 31, 1998 (File No. 1-12814).

10.8*	Executive Life Insurance Plan of Cole National Corporation, incorporated by reference to Exhibit 10.12 to Cole National Group, Inc.’s Registration Statement on Form S-1 (Registration No. 33-66342).

10.9*	Medical Expense Reimbursement Plan of Cole National Corporation effective as of February 1, 1992, incorporated by reference to Exhibit 10.13 to Cole National Group, Inc.’s Registration Statement on Form S-1 (Registration No. 33-66342).

10.10	Agreement for the Allocation of Federal Income Tax Liability and Benefits among Members of the Parent Group dated August 23, 1985, as amended, incorporated by reference to Exhibit 10.26 to Cole National Group, Inc.’s Registration Statement on Form S-1 (Registration No. 33-66342).

10.11	Assignment and Assumption Agreement dated as of September 30, 1993 between the Company and Cole National Group, incorporated by reference to Exhibit 10.24 of Cole National Corporation’s Annual Report on Form 10-K for the year ended February 3, 1996 (File No. 1-12814).

10.12	Form of Indemnification Agreement for Directors of Cole National Corporation, incorporated by reference to Exhibit 10.19 to Cole National Group, Inc.’s Registration Statement on Form S-1 (Registration No. 33-66342).

10.13	Form of Indemnification Agreement for Officers of Cole National Corporation, incorporated by reference to Exhibit 10.20 to Cole National Group, Inc.’s Registration Statement on Form S-1 (Registration No. 33-66342).

Exhibit
Number	Description
10.14*	Supplemental Retirement Benefit Plan of Cole National Corporation, incorporated by reference to Exhibit 10.38 to Cole National Corporation’s Registration Statement on Form S-1 (Registration No. 33-74228).

10.15*	Supplemental Pension Plan of Cole National Corporation, incorporated by reference to Exhibit 10.48 to Cole National Corporation’s Registration Statement on Form S-1 (Registration No. 33-74228).

10.16*	Agreement, dated August 4, 1997, between the Company and Leslie D. Dunn regarding termination of employment, incorporated by reference to Exhibit 10.37 of Cole National Group, Inc.’s Registration Statement on Form S-1 (Registration No. 333-34963).

10.17*	Form of Cole National Corporation Nonqualified Stock Option Agreement (Nonemployee Directors), incorporated by reference to Exhibit 10.5 of Cole National Corporation’s Quarterly Report on Form 10-Q for the period ended August 2, 1997 (File No. 1-12814).

10.18*	Form of Cole National Corporation Nonemployee Director Equity and Deferred Compensation Plan, incorporated by reference to Exhibit B to Cole National Corporation’s definitive Proxy Statement dated May 6, 1997 (File No. 1-12814).

10.19*	Form of Cole National Corporation Nonemployee Director Equity and Deferred Compensation Plan Participation Agreement, incorporated by reference to Exhibit 10.7 of Cole National Corporation’s Quarterly Report on Form 10-Q for the period ended August 2, 1997 (File No. 1-12814).

10.20*	Form of Cole National Corporation’s 1998 Equity and Performance Incentive Plan (Amended and Restated June 10, 1999), incorporated by reference to Annex B to Cole National Corporation’s definitive Proxy Statement dated May 3, 1999 (File No. 1-12814).

10.21*	Form of Nonqualified Stock Option Agreement for Executive Officers under the Cole National Corporation 1998 Equity Performance and Incentive Plan, incorporated by reference to Exhibit 10.48 of Cole National Corporation’s Annual Report on Form 10-K for the period ended January 30, 1999 (File No. 1-12814).

10.22*	Cole National Group, Inc. 1999 Supplemental Retirement Benefit Plan dated as of December 17, 1998, incorporated by reference to Exhibit 10.51 of Cole National Corporation’s Annual Report on Form 10-K for the period ended January 30, 1999 (File No. 1-12814).

10.23*	Cole National Group, Inc. Deferred Compensation Plan effective as of February 1, 1999, incorporated by reference to Exhibit 10.53 of Cole National Corporation’s Annual Report on Form 10-K for the period ended January 30, 1999 (File No. 1-12814).

10.24*	Amendment No. 1, dated as of December 17, 1998, to the Cole National Group, Inc. Supplemental Pension Plan, incorporated by reference to Exhibit 10.54 of Cole National Corporation’s Annual Report on Form 10-K for the period ended January 30, 1999 (File No. 1-12814).

10.25*	Nonqualified Stock Option Agreement #1 between Cole National Corporation and Larry Pollock dated as of January 18, 2000, incorporated by reference to Exhibit 10.54 of Cole National Corporation’s Annual Report on Form 10-K for the period ended January 29, 2000 (File No. 1-12814).

Exhibit
Number	Description
10.26*	Employment Agreement entered into as of June 2, 2003 by and among Cole National Corporation and Larry Pollock, incorporated by reference to Exhibit 10.1 of Cole National Corporation’s Quarterly Report on Form 10-Q for the period ended May 3, 2003 (File No. 1-12814).

10.27	Standstill Agreement, dated as of November 22, 1999, by and between Cole National Corporation and HAL International N.V., incorporated by reference to Exhibit 10.56 of Cole National Corporation’s Annual Report on Form 10-K for the period ended January 29, 2000 (File No. 1-12814).

10.28*	Form of Cole National Corporation’s 1999 Employee Stock Purchase Plan (Amended and Restated June 14, 2001), incorporated by reference to Exhibit C of Cole National Corporation’s definitive Proxy Statement dated May 10, 2001 (File No. 1-12814).

10.29*	Amended and Restated 1999 Broad-Based Employee Stock Plan (Amended and Restated February 28, 2001), incorporated by reference to Exhibit 4.6 of Cole National Corporation’s Registration Statement on Form S-8 filed on February 11, 2002 (Registration No. 333-822714).

10.30*	Amendment No. 1 to the Cole National Group, Inc. Deferred Compensation Plan for Senior Executives and other Senior Management, dated January 25, 2002, incorporated by reference to Exhibit 10.63 to Cole National Corporation’s Annual Report on Form 10-K for the period ended February 2, 2002 (File No. 1-12814).

10.31*	Amendment No. 2 to the Cole National Group, Inc. Supplemental Pension Plan, dated January 25, 2002, incorporated by referenced to Exhibit 10.64 to Cole National Corporation’s Annual Report on Form 10-K for the period ended February 2, 2002 (File No. 1-12814).

10.32*	Nonqualified Stock Option Agreement between Cole National Corporation and Jeffrey A. Cole dated January 25, 2002, incorporated by referenced to Exhibit 10.65 to Cole National Corporation’s Annual Report on Form 10-K for the period ended February 2, 2002 (File No. 1-12814).

10.33*	Amendment No. 2 to the Cole National Group, Inc. Supplemental Retirement Benefit Plan, dated January 25, 2002, incorporated by referenced to Exhibit 10.66 to Cole National Corporation’s Annual Report on Form 10-K for the period ended February 2, 2002 (File No. 1-12814).

10.34*	Amendment No. 1 to the Cole National Group, Inc. 1999 Supplemental Retirement Benefit Plan, dated January 25, 2002, incorporated by referenced to Exhibit 10.67 to Cole National Corporation’s Annual Report on Form 10-K for the period ended February 2, 2002 (File No. 1-12814).

10.35*	Letter dated April 14, 2002 from Cole National Corporation to Lawrence E. Hyatt, incorporated by reference to Exhibit 10.1 of Cole National Corporation’s Quarterly Report on Form 10-Q for the period ended August 3, 2002 (File No. 1-12814).

10.36*	Restricted Stock Agreement between Cole National Corporation and Lawrence E. Hyatt dated as of July 15, 2002, incorporated by reference to Exhibit 10.3 of Cole National Corporation’s Quarterly Report on Form 10-Q for the period ended August 3, 2002 (File No. 1-12814).

10.37*	Nonqualified Stock Option Agreement, between Cole National Corporation and Lawrence E. Hyatt dated as of July 15, 2002, incorporated by reference to Exhibit 10.4 of Cole National Corporation’s Quarterly Report on Form 10-Q for the period ended August 3, 2002 (File No. 1-12814).

Exhibit
Number	Description
10.38	Amendment No. 1 to the Cole National Group, Inc. Retirement Plan (Amended and Restated) as of January 1, 2001), effective March 31, 2002, incorporated by reference to Exhibit 10.7 of Cole National Corporation’s Quarterly Report on Form 10-Q for the period ended August 3, 2002 (File No. 1-12814).

10.39*	Letter dated December 2, 2002 from Cole National Corporation to Ann M. Holt, incorporated by reference to Exhibit 10.64 of Cole National Corporation’s Annual Report on Form 10-K for the year ended February 1, 2003 (File No. 1-12814).

10.40*	Letter Agreement dated May 15, 2000 between Cole National Corporation and Ann M. Holt regarding termination of employment, incorporated by reference to Exhibit 10.65 of Cole National Corporation’s Annual Report on Form 10-K for the year ended February 1, 2003 (File No. 1-12814).

10.41*	Amended and Restated Instrument Designating Participants of the Cole National Group, Inc. 1999 Supplemental Retirement Benefit Plan dated January 25, 2002, incorporated by reference to Exhibit 10.67 of Cole National Corporation’s Annual Report on Form 10-K for the year ended February 1, 2003 (File No. 1-12814).

10.42	Form of License/Lease Agreement for Sears Optical, incorporated by reference to Exhibit 10.68 of Cole National Corporation’s Annual Report on Form 10-K for the year ended February 1, 2003 (File No. 1-12814).

10.43	Cole National Corporation 401(k) Plan dated March 27, 2003 effective March 1, 2002, incorporated by reference to Exhibit 10.69 of Cole National Corporation’s Annual Report on Form 10-K for the year ended February 1, 2003 (File No. 1-12814).

10.44	Amended, restated and extended Credit Agreement, dated June 27, 2003, among Cole Vision, Things Remembered and Pearle, Inc. and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.1 of Cole National Corporation’s Quarterly Report on Form 10-Q for the period ended August 2, 2003 (File No. 1-12814).

10.45*	Separation Agreement entered into as of July 16, 2003 by and among Cole National Corporation and Jeffrey A. Cole, incorporated by reference to Exhibit 10.2 of Cole National Corporation’s Quarterly Report on Form 10-Q for the period ended August 2, 2003 (File No. 1-12814).

10.46*	Assignment of Life Insurance Policy, Termination of Split-Dollar Agreement and Satisfaction of Collateral Assignment by and among Cole National Corporation and Jeffrey A. Cole, incorporated by reference to Exhibit 10.3 of Cole National Corporation’s Quarterly Report on Form 10-Q for the period ended August 2, 2003 (File No. 1-12814).

10.47*	Employment Agreement dated September 3, 2003 between Cole National Corporation and Lawrence E. Hyatt, incorporated by reference to Exhibit 10.1 of Cole National Corporation’s Quarterly Report on Form 10-Q for the period ended November 1, 2003 (File No. 1-12814).

10.48*	Employment Agreement dated September 3, 2003 between Cole National Corporation and Leslie D. Dunn, incorporated by reference to Exhibit 10.2 of Cole National Corporation’s Quarterly Report on Form 10-Q for the period ended November 1, 2003 (File No. 1-12814).

Exhibit
Number	Description
10.49*	Employment Agreement dated September 3, 2003 between Cole National Corporation and Patricia M. Luzier, incorporated by reference to Exhibit 10.3 of Cole National Corporation’s Quarterly Report on Form 10-Q for the period ended November 1, 2003 (File No. 1-12814).

10.50*	Multi-Year Performance Incentive Bonus Addendum between Cole National Corporation and Larry Pollock, dated November 26, 2003, incorporated by reference to Exhibit 10.4 of Cole National Corporation’s Quarterly Report on Form 10-Q for the period ended November 1, 2003 (File No. 1-12814).

10.51	First Amendment to the Second Credit Agreement, dated October 30, 2003, among Cole Vision Corporation, Things Remembered, Inc., Pearle, Inc., and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.5 of Cole National Corporation’s Quarterly Report on Form 10-Q for the period ended November 1, 2003 (File No. 1-12814).

10.52*	Letter of Credit Reimbursement and Security agreement among Cole National Corporation, Things Remembered, Inc. and Key Bank National Association, dated November 3, 2003, incorporated by reference to Exhibit 10.6 of Cole National Corporation’s Quarterly Report on Form 10-Q for the period ended November 1, 2003 (File No. 1-12814).

10.53*	Addendum to Letter Agreement dated May 15, 2000 between Cole National Corporation and Ann M. Holt, incorporated by reference to Exhibit 10.7 of Cole National Corporation’s Quarterly Report on Form 10-Q for the period ended November 1, 2003 (File No. 1-12814).

10.54*	Addendum to Letter Agreement dated March 27, 1993 between Cole National Corporation and Joseph Gaglioti, incorporated by reference to Exhibit 10.8 of Cole National Corporation’s Quarterly Report on Form 10-Q for the period ended November 1, 2003 (File No. 1-12814).

10.55*†	First Amendment to Cole National Corporation 401(k) Plan dated September 11, 2003.

10.56*†	Amendment to the Addendum Incorporating EGTRRA Compliance Amendment to Cole National Corporation 401(k) Plan dated September 11, 2003.

10.57*†	Amendment No. 3 to the Cole National Group, Inc. Retirement Plan dated November 7, 2003.

10.58*†	Compliance Amendment to Cole National Corporation 401(k) Plan dated December 16, 2003.

10.59*†	Amendment No. 2 to the Cole National Group, Inc. 1999 Supplemental Retirement Benefit Plan, dated January 23, 2004.

10.60*†	Instrument Designating Participant of the Cole National Group, Inc. 1999 Supplemental Retirement Benefit Plan dated January 23, 2004 between Cole National Corporation and Larry Pollock.

10.61*†	Cole National Group, Inc. 1999 Supplemental Retirement Benefit Plan, Payment Election Agreement, dated January 30, 2004 between Cole National Group, Inc. and Larry Pollock.

21†	Subsidiaries of Cole National Corporation.

Exhibit
Number	Description
23.1†	Independent Auditors’ Consent.

24†	Power of Attorney.

31.1†	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2†	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32▪†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K.

▪	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

†	Filed herewith.