Form 10-K/A
period 2004-01-31
COLE NATIONAL CORP /DE/
filed 2004-06-02
CIK 769644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A amends and restates Items 7 and 8 of Part II combined in the Company’s report on Form 10-K for the fiscal year ended January 31, 2004 to give effect to the restatement of the Company’s consolidated statements of cash flows for the fiscal years 2003, 2002 and 2001, as discussed in Note 17 to the Notes to Consolidated Financial Statements. This amendment No. 1 on Form 10-K/A also amends and restates Items 11 and 13 of part III to expand the disclosure of certain indebtedness owed by certain of the Company’s officers that has been repaid in full. Except as set forth in Items 7 and 8 of Part II and Items 11 and 13 of Part III below, the Company has not made any changes to, nor updated any disclosures contained in its Form 10-K filed April 12, 2004.

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

     The selected financial data for the 2003, 2002, 2001 and 2000 fiscal years have been derived from the Company’s audited financial statements appearing in this Form 10-K/A or the prior year’s Form 10-K. The selected financial data for fiscal year 1999 have been derived from unaudited financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

     When reading this financial data, it is important to also read the consolidated financial statements and related notes included in this Form 10-K/A, as well as the section of this report entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations. Historical results are not necessarily indicative of future results.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Subsequent to the issuance of the Company’s consolidated financial statements for the year ended January 31, 2004, the Company determined that certain components in its consolidated statements of cash flows for fiscal 2003, 2002 and 2001 were incorrectly classified. As a result, the accompanying consolidated statements of cash flows for the fiscal years 2003, 2002 and 2001 have been restated from the amounts previously reported. See Note 17 of the Notes to the Consolidated Financial Statements for a summary of the significant effects of the restatement. This management’s discussion and analysis of financial condition and results of operations reflect the effect of the restatement.

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

     The Company has faced many challenges over the past two years. On October 8, 2003 the Company announced that it had received an unsolicited offer to acquire the Company, and that its Board of Directors had formed a Special Committee of independent directors on July 28, 2003 to evaluate the Company’s strategic alternatives. The work of this committee resulted in the definitive merger agreement between the Company and Luxottica Group S.p.A. Further information regarding this agreement can be found in Note 16 of the Notes to Consolidated Financial Statements included in this Form 10-K/A and in the definitive proxy statement filed by the Company on March 15, 2004. The Company’s former Chairman and Chief Executive Officer retired at the annual meeting of shareholders on June 25, 2003. With the filing of its Form 10-K for the 2002 fiscal year on May 16, 2003, the Company completed a restatement of its financial results beginning in 1998, which also required re-audits of fiscal years 2000 and 2001. As a result of the restatement, the Company was named as a defendant in a class action lawsuit, and is the subject of an SEC investigation. The class action lawsuit was resolved and the Court approved final settlement on September 29, 2003. The SEC investigation is ongoing. Despite these challenges and potential distractions, the Company has continued to grow the business by focusing on the fundamental building blocks discussed above. Further information about these matters and the Company’s performance is included below.

Results of Operations

     The following schedule sets forth the results from continuing operations for the fiscal years ended January 31, 2004, February 1, 2003, and February 2, 2002. This schedule and subsequent discussions should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this Form 10-K/A.

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

     As used in Item 7 of this Form 10-K/A, same store sales growth is a non-GAAP financial measure, which includes deferred warranty sales on a cash basis and undelivered customer orders, and does not reflect provisions for returns, remakes and certain other items. The Company’s current systems do not gather data on these items on an individual store basis. Adjustments to the cash basis sales information accumulated at the store level are made for these items on an aggregate basis. As a retailer, the Company believes that a measure of same store sales performance is important to investors and management for understanding its operations. The Company calculates same store sales for stores opened for at least twelve months. A reconciliation of same store sales to net revenue is presented below in the section “Reconciliation of Same Store Sales Growth”. Same store sales growth follows:

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

Cash Flows from Operating Activities

     Cash and cash equivalents were $59.2 million at January 31, 2004 compared to $42.0 million at February 1, 2003 and $63.3 million at February 2, 2002. Operations generated net cash of $31.3 million, $40.2 million, and $57.4 million in fiscal 2003, fiscal 2002, and fiscal 2001, respectively. The Company incurred a net loss in fiscal 2003, 2002 and 2001, which is described above in the Results of Operations section of this report. Depreciation and amortization was $39.8 million, $36.4 million and $40.1 million for fiscal 2003, fiscal 2002 and fiscal 2001, respectively. The increase in fiscal 2003, compared to fiscal 2002, was due primarily to higher systems development and capitalized software amortization, primarily for the Patriot Claims Management System. The decrease in fiscal 2002 compared to fiscal 2001 was due primarily to the cessation of goodwill and tradename amortization. Gains from sales of assets were $1.0 million in fiscal 2003 and $0.8 million in fiscal 2001. These gains were attributable to the sale of the aircraft in fiscal 2003 and the gain on the sale of a Dallas, TX facility in the first quarter of fiscal 2001. Noncash impairment charges were $4.4 million, $0.9 million and $3.7 million in fiscal 2003, fiscal 2002 and fiscal 2001, respectively. Fiscal 2003 impairment charges included $2.5 million for point of sale software purchased in 1999, but never deployed. The remaining impairment charges resulted from the Company’s application of SFAS 144, which was described above in the Results of Operations section of this report. The Company recorded currency gains of $2.3 million and $3.8 million in fiscal 2003 and 2002, respectively, primarily related to the Company’s investments in notes and interest receivable from Pearle Europe. The Company incurred a currency loss of $1.2 million in fiscal 2001. The change in the deferred income tax provision (benefit) was ($3.8) million in fiscal 2003, compared to ($0.7) million and $2.7 million in fiscal 2002 and fiscal 2001, respectively. Further information regarding deferred taxes is provided in Note 9 of the Notes to Consolidated Financial Statements. Fiscal 2002 results included a loss of $11.1 million on early extinguishment of debt, described earlier in the Results of Operations. Non-cash interest and other was $0.0 million and $0.2 million in fiscal 2003 and 2001, respectively, compared to $0.5 million in fiscal 2002. The change was due primarily to the return on deferred compensation plan assets. Noncash compensation totaled $5.6 million, $1.4 million and $2.0 million in fiscal 2003, 2002 and 2001, respectively, primarily for compensation expense for variable stock options and for restricted stock amortization.

     Changes in working capital resulted in a use of funds totaling $0.6 million in fiscal 2003 compared to a source of funds of $0.5 million in fiscal 2002 and $11.2 million in fiscal 2001. Changes in accounts and notes receivable and other assets resulted in a source of funds of $1.4 million in fiscal 2003, compared to a use of funds of $11.2 million in fiscal 2002 and $1.2 million in fiscal 2001. The source of cash in fiscal 2003 was due primarily to the fourth quarter interest payment from Pearle Europe and from improved receivable collections at Cole Managed Vision, partially offset by increased host receivables at Cole Licensed Brands and receivables generated from the sale of franchise locations at Pearle Vision. The $11.2 million use of cash in fiscal 2002 was due primarily to increased revenues and corresponding receivables at Cole Vision. Changes in inventories resulted in a source of cash totaling $1.0 million in fiscal 2002 and $9.6 million in fiscal 2001. During fiscal 2001, the Company undertook an extensive re-merchandising program at Pearle Vision, which contributed to the inventory reduction of $9.6 million. Changes in accounts payables and liabilities resulted in a source of cash totaling $1.0 million in fiscal 2003 and $13.4 million in fiscal 2002, compared to $0.8 million in fiscal 2001. The source of cash in fiscal 2003 was due primarily to increases in deferred revenues at Cole Licensed Brands and to increases in liabilities for legal and professional fees related to the merger agreement with Luxottica. The source of cash in fiscal 2002 was due primarily to the increase in deferred revenues and to increases in liabilities for audit fees, retirement plans, benefit obligations, bonus accruals and the timing of purchases. Accrued and refundable income taxes used $2.9 million and $4.1 million in fiscal 2003 and fiscal 2002, respectively, compared to a source of funds totaling $2.1 million in fiscal 2001. Further information regarding income taxes is provided in Note 9 of the Notes to Consolidated Financial Statements.

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

Cash Flows from Financing Activities

     Net cash provided by financing activities totaled $4.4 million in fiscal 2003 and $4.0 million in fiscal 2001. Net cash used for financing totaled $10.9 million fiscal 2002. In May 2002, Cole National Group, Inc., issued $150.0 million of 8-7/8% Senior Subordinated Notes due May 2012. The net proceeds of the issuance and cash on hand were used to retire all of Cole National Group’s $150.0 million 9-7/8% Senior Subordinated Notes due 2006. Finance fees and early repayment of the 9-7/8% notes resulted in a net cash usage of $14.2 million. Changes in overdraft balances used $2.4 million in funds in fiscal 2003, compared to a source from financing of $1.7 million and $3.5 million in fiscal 2002 and 2001, respectively. The change in overdraft balances was due to the timing of payments. Net proceeds from the exercise of stock options totaled $5.2 million, $1.7 million and $1.6 million for fiscal 2003, 2002 and 2001, respectively. The Company received $1.9 million in repayment of notes receivables in fiscal 2003 for stock options and awards from officers.

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

Item 8. Financial Statements and Supplementary Data

     Information required by this item appears on pages F-1 through F-37 of this Form 10-K/A and is incorporated herein by this reference. Other financial statements and schedules are filed herewith as “Financial Statement Schedules” pursuant to Item 15.

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

     Some of the older option agreements permitted an optionee to exercise options by borrowing funds from Cole National, subject to certain restrictions and, in some instances, to preapproval at the time of exercise by the Compensation Committee of the Board of Directors. The principal on such loans is payable five years after the date of exercise, with interest payable annually at a rate fixed on the date of exercise. The interest rate is based on a formula tied to federal borrowing rates. Each loan is made on a recourse basis and is secured by the option shares acquired from the proceeds of such loan. Mr. Cole elected to exercise options in 1993 by borrowing from Cole National the full amount of the exercise price of those options. In November 2000, the maturity date of Mr. Cole’s loan was extended to January 18, 2004. The largest amount (excluding accrued interest) owed by Mr. Cole with respect to his loan in fiscal year 2003 was $620,000 at 6.01% interest per year. This loan has been paid in full by Mr. Cole. As a result of recent changes in federal law relating to loans to executive officers, no future option exercises by executive officers will be financed through a loan from Cole National. Participants in the Retirement Plan may elect payment of retirement benefits under several different formulae. The following table shows the estimated annual retirement benefits which will be payable to participating employees under the Retirement Plan’s normal retirement formula upon retirement at age 65 after selected periods of service. The benefits as presented below do not take into account any reduction for joint and survivor payments.

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

     Under the terms of Mr. Pollock’s former employment agreement with Cole National, Mr. Pollock delivered a promissory note to Cole National in the amount of $1,668,685, which equaled the income tax imposed on his award of restricted stock under his former agreement. The promissory note matured on January 18, 2004, bore interest at a rate of 3% per annum and was secured by a portion of Mr. Pollock’s initial grant of restricted stock. The largest amount (excluding accrued interest) owed by Mr. Pollock with respect to his loan in fiscal year 2003 was $1,668,685. The loan has been paid in full by Mr. Pollock.

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

See also the disclosure in Item 11 of Part II relating to certain promissory notes of Messrs. Cole and Pollock.

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

The consolidated financial statements and the related financial statement schedules filed as part of this Form 10-K/A for Cole National Corporation and its consolidated subsidiaries are located as set forth in the index on page F-1 of this report.

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

COLE NATIONAL CORPORATION
June 1, 2004	By:	/s/ Ann M. Holt
Ann M. Holt
Senior Vice President and Corporate Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Larry Pollock Larry Pollock	President and Chief Executive Officer and Director	June 1, 2004
/s/ Lawrence E. Hyatt Lawrence E. Hyatt	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	June 1, 2004
/s/ Ann M. Holt Ann M. Holt	Senior Vice President and Corporate Controller (Principal Accounting Officer)	June 1, 2004
* Walter J. Salmon	Chairman	June 1, 2004
* Jeffrey A. Cole	Director	June 1, 2004
* Ronald E. Eilers	Director	June 1, 2004
* Timothy F. Finley	Director	June 1, 2004
* Irwin N. Gold	Director	June 1, 2004
* Peter V. Handal	Director	June 1, 2004
* Charles A. Ratner	Director	June 1, 2004

*	The undersigned, by signing her name hereto, does sign and execute this report on Form 10-K/A pursuant to the Powers of Attorney executed by the above-named officers and directors of Cole National Corporation and which are being filed herewith with the Securities and Exchange Commission on behalf of such officers and directors.

/s/ Ann M. Holt

Ann M. Holt, Attorney-in-Fact

All financial statement schedules not included have been omitted because they are not applicable or because the required information is otherwise furnished.

Report of Independent Registered Public Accounting Firm

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

     We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

     As discussed in Note 17 to the consolidated financial statements, the accompanying consolidated statements of cash flows have been restated.

/s/ Deloitte & Touche LLP

Cleveland, Ohio
April 12, 2004
(May 28, 2004 as to Note 17)

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

COLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fifty-Two Weeks Ended
	January 31,	February 1,	February 2,
	2004	2003	2002
	(As restated, see Note 17)

Cash flows from operating activities:
Net income (loss)	$(10,683)	$(5,149)	$(2,387)
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities:
Depreciation and amortization	39,788	36,432	40,073
Gain on sale of assets	(1,019)	—	(840)
Impairment losses	4,406	899	3,738
Noncash compensation	5,562	1,353	1,955
Currency (gain) loss on Pearle Europe notes and interest	(2,329)	(3,803)	1,181
Deferred income tax provision (benefit)	(3,777)	(697)	2,725
(Gain) loss on early extinguishment of debt	(15)	11,141	—
Noncash interest and other, net	(12)	(467)	(235)
Increases (decreases) in cash resulting from changes in operating assets and liabilities:
Accounts and notes receivables, prepaid expenses and other assets	1,427	(11,225)	(1,212)
Inventories	(49)	958	9,566
Accounts payable, accrued liabilities and other liabilities	954	13,425	821
Accrued interest	(88)	1,451	(61)
Accrued and refundable income taxes	(2,881)	(4,137)	2,103

Net cash provided by operating activities	31,284	40,181	57,427

Cash flows from investing activities:
Purchase of property and equipment	(26,828)	(39,360)	(33,634)
Net proceeds from sales and sale/leasebacks of fixed assets	2,605	—	12,481
Systems development costs	(5,261)	(5,626)	(6,918)
Investment and notes receivables in Pearle Europe, net	11,049	—	(6,446)
Contingent payments for and acquisition of businesses	(4,051)	(1,645)	(847)
Cash received (paid) for note receivable from third party network provider	4,000	(4,000)	—
Other, net	11	9	—

Net cash used for investing activities	(18,475)	(50,622)	(35,364)

Cash flows from financing activities:
Repayment of long-term debt	(444)	(158,318)	(592)
Proceeds from issuance of long-term debt	—	150,000	—
Payment of deferred financing fees	(238)	(6,058)	—
Increase (decrease) in overdraft balances	(2,362)	1,705	3,515
Net proceeds from exercise of stock options and issuance of stock	5,213	1,745	1,564
Repayments (issuance) of notes receivable - stock options and awards, net	1,904	46	(340)
Other, net	300	24	(129)

Net cash provided by (used for) financing activities	4,373	(10,856)	4,018

Cash and cash equivalents:
Net increase (decrease) during the period	17,182	(21,297)	26,081
Balance, beginning of period	42,002	63,299	37,218

Balance, end of period	$59,184	$42,002	$63,299

Supplemental disclosures:
Interest paid	$24,393	$24,219	$28,029

Income taxes paid	$1,716	$5,350	$385

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

     In addition, overdrafts resulting from outstanding checks at the end of each reporting period are reclassified as current liabilities in either accounts payable or accrued expenses. This reclassification to accounts payable amounted to $21.1 million and $24.0 million at January 31, 2004 and February 1, 2003, respectively, and to accrued expenses amounted to $3.8 million and $3.2 million at January 31, 2004 and February 1, 2003, respectively.

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

     The credit facility requires the principal operating subsidiaries of Cole National Group to comply with various operating covenants that restrict corporate activities, including covenants restricting the ability of the subsidiaries to incur additional indebtedness, pay dividends, prepay subordinated indebtedness, dispose of certain investments or make acquisitions. The credit facility also requires Cole National Group to comply with certain financial covenants, including covenants regarding interest coverage and maximum leverage. Cole National Group is in compliance with the covenants in the credit agreement as of January 31, 2004 and the date of the Form 10-K as originally filed.

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

(17) Restatement of Consolidated Statements of Cash Flows

     Subsequent to the issuance of the fiscal 2003 consolidated financial statements, the Company determined that certain components in its consolidated statements of cash flows for fiscal 2003, 2002 and 2001 were incorrectly classified. Mistakes were discovered in the calculation of the fiscal 2002, 2001 and 2000 overdraft balances resulting in misstatements of changes in account payable, accrued liabilities and other liabilities within cash flows from operating activities with corresponding misstatements of changes in overdraft balances within cash flows from financing activities. Certain other individually insignificant items for fiscal 2003 were also incorrectly classified. As a result, the accompanying consolidated statements of cash flows for the fiscal years 2003, 2002, and 2001 have been restated from the amounts previously reported to increase (decrease) cash flows from operating activities by ($4.3) million, $4.5 million and $4.4 million for fiscal 2003, 2002 and 2001, respectively and increase (decrease) cash flows from financing activities by $4.3 million, ($4.5) million and ($4.4) million for fiscal 2003, 2002 and 2001, respectively. In addition, the overdraft balance at February 1, 2003 disclosed in Note 1 have been decreased by $4.4 million.

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

     This financial information should be read in connection with the Consolidated Financial Statements and notes thereto of Cole National Corporation and Subsidiaries, contained elsewhere in this Form 10-K/A.

Schedule II

Cole National Corporation and Subsidiaries
Valuation and Qualifying Accounts
52 Weeks Ended January 31, 2004,
February 1, 2003 and February 2, 2002
 (Dollars in millions)

		Charges
	Balance at	(Reversals)			Balance
	Beginning	to Cost and			End of
Description	of Period	Expenses	Transfers(B)	Deductions(A)	Period
January 31, 2004
Allowance for uncollectible accounts	$3.1	$2.2	$—	$(1.9)	$3.4
Franchise note allowance for uncollectible accounts	3.0	—	—	(0.1)	$2.9
February 1, 2003
Allowance for uncollectible accounts	$3.2	$2.0	$—	$(2.1)	$3.1
Franchise note allowance for uncollectible accounts	5.2	(0.7)	—	(1.5)	$3.0
February 2, 2002
Allowance for uncollectible accounts	$6.3	$1.1	$(1.2)	$(3.0)	$3.2
Franchise note allowance for uncollectible accounts	4.7	0.3	1.2	(1.0)	$5.2

(A)	Receivable balances written off, net of recoveries

(B)	Transfers resulted from conversion of accounts receivables to notes receivables.

Allowance balances presented in the Notes to Consolidated Financial Statements are represented on this schedule.

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Agreement and Plan of Merger among Cole National Corporation, Luxottica Group S.p.A. and Colorado Acquisition Corp., dated January 23, 2004, incorporated by reference to Exhibit 2.1 of Cole National Corporation’s Form 8-K, filed on January 27, 2004. Supplemental disclosure schedules are available to the Securities and Exchange Commission upon request. (File No. 1-12814).

3.1(i)	Amended and Restated Certificate of Incorporation of Cole National Corporation, effective June 12, 1997, incorporated by reference to Exhibit 4.1 (i) of Cole National Corporation’s Registration Statement on Form 8-A/A, filed on November 14, 1997 (File No. 1-12814).

3.1(ii)	Certificate of Amendment of the Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1(ii) to Cole National Corporation’s Annual Report on Form 10-K for the period ended January 31, 1998 (File No. 1-12814).

3.2(ii)	Amended and Restated By-Laws of Cole National Corporation, dated July 28, 2003, incorporated by reference to Exhibit 3.2(ii) of Cole National Corporation’s Quarterly Report on Form 10-Q for the period ended August 2, 2003 (File No. 1-12814).

3.3	Amended Certificate of Designations of Series A Junior Participating Preferred Stock, dated November 22, 1999, incorporated by reference to Exhibit 3.3 of Cole National Corporation’s Annual Report on Form 10-K for the year ended February 1, 2003 (File No. 1-12814).

4.1	Indenture dated May 22, 2002, by and among Cole National Group, Inc. and Wells Fargo Bank Minnesota, National Association, as trustee, relating to the 8-7/8% Senior Subordinated Notes due 2012 (the form of which Senior Subordinated Note is included in such Indenture), incorporated by reference to Exhibit 10.2 of Cole National Corporation’s Quarterly Report on Form 10-Q for the period ending August 3, 2002 (File No. 1-12814).

4.2	Indenture dated August 22, 1997, between Cole National Group, Inc. and Norwest Bank Minnesota, National Association, as Trustee, relating to the 8-5/8% Senior Subordinated Notes Due 2007, incorporated by reference to Exhibit 4.4 of Cole National Group, Inc.’s Registration Statement on Form S-1 (Registration No. 333-34963).

4.3	Rights Agreement and Form of Right Certificate dated as of November 22, 1999 by and between Cole National Corporation and National City Bank, as Rights Agent, incorporated by reference to Exhibit 4.1 of Cole National Corporation’s Registration Statement on Form 8-A dated November 24, 1999 (File No. 1-12814).

4.4	Cole National Corporation by this filing agrees, upon request, to file with the Commission the instruments defining the rights of holders of long-term debt of Cole National Corporation and its subsidiaries where the total amount of securities authorized thereunder does not exceed 10% of the total assets of Cole National Corporation and its subsidiaries on a consolidated basis.

4.5	Amendment No. 1, dated January 23, 2004, to 1999 Rights Agreement, dated November 22, 1999, between Cole National Corporation and National City Bank, as Rights Agent, incorporated by reference to Exhibit 4.2 to Form 8-K, filed on January 27, 2004 (File No. 1-12814).

10.1*	Agreement dated March 27, 1993 between Cole National Corporation and Joseph Gaglioti regarding termination of employment, incorporated by reference to Exhibit 10.8 to Cole National Group’s Registration Statement on Form S-1 (Registration No. 33-66342).

Exhibit
Number	Description
10.2*	Cole National Corporation 1993 Management Stock Option Plan, including forms of Nonqualified Stock Option Agreement (1993 Time Vesting) and form of secured promissory notes and stock pledge agreement, incorporated by reference to Exhibit 10.29 to Cole National Group, Inc.’s Registration Statement on Form S-1 (Registration No. 33-66342).

10.3*	Form of Nonqualified Stock Option Agreement for Directors of the Company, dated March 1993, incorporated by reference to Exhibit 10.41 to Cole National Corporation’s Registration Statement on Form S-1 (Registration No. 33-74228).

10.4*	Amendment No. 1 to the Amended and Restated Nonqualified Stock Option Plan for Nonemployee Directors, incorporated by reference to Exhibit 10.1 of Cole National Corporation’s Quarterly Report on Form 10-Q for the period ended November 5, 2001 (File No. 1-12814).

10.5*	Cole National Corporation 1996 Management Stock Option Plan, including forms of Nonqualified Stock Option Agreement (1996 Time Vesting), incorporated by reference to Exhibit 10.10 of Cole National Corporation’s Annual Report on Form 10-K for the year ended February 3, 1996 (File No. 1-12814).

10.6*	Management Incentive Bonus Program (Amended and Restated June 14, 2001), incorporated by reference to Exhibit B to Cole National Corporation’s definitive Proxy Statement dated May 10, 2001 (File No. 1-12814).

10.7*	Form of Nonqualified Stock Option Agreement (1997 Time Vesting), incorporated by reference to Exhibit 10.12 to Cole National Corporation’s Annual Report on Form 10-K for the period ended January 31, 1998 (File No. 1-12814).

10.8*	Executive Life Insurance Plan of Cole National Corporation, incorporated by reference to Exhibit 10.12 to Cole National Group, Inc.’s Registration Statement on Form S-1 (Registration No. 33-66342).

10.9*	Medical Expense Reimbursement Plan of Cole National Corporation effective as of February 1, 1992, incorporated by reference to Exhibit 10.13 to Cole National Group, Inc.’s Registration Statement on Form S-1 (Registration No. 33-66342).

10.10	Agreement for the Allocation of Federal Income Tax Liability and Benefits among Members of the Parent Group dated August 23, 1985, as amended, incorporated by reference to Exhibit 10.26 to Cole National Group, Inc.’s Registration Statement on Form S-1 (Registration No. 33-66342).

10.11	Assignment and Assumption Agreement dated as of September 30, 1993 between the Company and Cole National Group, incorporated by reference to Exhibit 10.24 of Cole National Corporation’s Annual Report on Form 10-K for the year ended February 3, 1996 (File No. 1-12814).

10.12	Form of Indemnification Agreement for Directors of Cole National Corporation, incorporated by reference to Exhibit 10.19 to Cole National Group, Inc.’s Registration Statement on Form S-1 (Registration No. 33-66342).

10.13	Form of Indemnification Agreement for Officers of Cole National Corporation, incorporated by reference to Exhibit 10.20 to Cole National Group, Inc.’s Registration Statement on Form S-1 (Registration No. 33-66342).

Exhibit
Number	Description
10.14*	Supplemental Retirement Benefit Plan of Cole National Corporation, incorporated by reference to Exhibit 10.38 to Cole National Corporation’s Registration Statement on Form S-1 (Registration No. 33-74228).

10.15*	Supplemental Pension Plan of Cole National Corporation, incorporated by reference to Exhibit 10.48 to Cole National Corporation’s Registration Statement on Form S-1 (Registration No. 33-74228).

10.16*	Agreement, dated August 4, 1997, between the Company and Leslie D. Dunn regarding termination of employment, incorporated by reference to Exhibit 10.37 of Cole National Group, Inc.’s Registration Statement on Form S-1 (Registration No. 333-34963).

10.17*	Form of Cole National Corporation Nonqualified Stock Option Agreement (Nonemployee Directors), incorporated by reference to Exhibit 10.5 of Cole National Corporation’s Quarterly Report on Form 10-Q for the period ended August 2, 1997 (File No. 1-12814).

10.18*	Form of Cole National Corporation Nonemployee Director Equity and Deferred Compensation Plan, incorporated by reference to Exhibit B to Cole National Corporation’s definitive Proxy Statement dated May 6, 1997 (File No. 1-12814).

10.19*	Form of Cole National Corporation Nonemployee Director Equity and Deferred Compensation Plan Participation Agreement, incorporated by reference to Exhibit 10.7 of Cole National Corporation’s Quarterly Report on Form 10-Q for the period ended August 2, 1997 (File No. 1-12814).

10.20*	Form of Cole National Corporation’s 1998 Equity and Performance Incentive Plan (Amended and Restated June 10, 1999), incorporated by reference to Annex B to Cole National Corporation’s definitive Proxy Statement dated May 3, 1999 (File No. 1-12814).

10.21*	Form of Nonqualified Stock Option Agreement for Executive Officers under the Cole National Corporation 1998 Equity Performance and Incentive Plan, incorporated by reference to Exhibit 10.48 of Cole National Corporation’s Annual Report on Form 10-K for the period ended January 30, 1999 (File No. 1-12814).

10.22*	Cole National Group, Inc. 1999 Supplemental Retirement Benefit Plan dated as of December 17, 1998, incorporated by reference to Exhibit 10.51 of Cole National Corporation’s Annual Report on Form 10-K for the period ended January 30, 1999 (File No. 1-12814).

10.23*	Cole National Group, Inc. Deferred Compensation Plan effective as of February 1, 1999, incorporated by reference to Exhibit 10.53 of Cole National Corporation’s Annual Report on Form 10-K for the period ended January 30, 1999 (File No. 1-12814).

10.24*	Amendment No. 1, dated as of December 17, 1998, to the Cole National Group, Inc. Supplemental Pension Plan, incorporated by reference to Exhibit 10.54 of Cole National Corporation’s Annual Report on Form 10-K for the period ended January 30, 1999 (File No. 1-12814).

10.25*	Nonqualified Stock Option Agreement #1 between Cole National Corporation and Larry Pollock dated as of January 18, 2000, incorporated by reference to Exhibit 10.54 of Cole National Corporation’s Annual Report on Form 10-K for the period ended January 29, 2000 (File No. 1-12814).

Exhibit
Number	Description
10.26*	Employment Agreement entered into as of June 2, 2003 by and among Cole National Corporation and Larry Pollock, incorporated by reference to Exhibit 10.1 of Cole National Corporation’s Quarterly Report on Form 10-Q for the period ended May 3, 2003 (File No. 1-12814).

10.27	Standstill Agreement, dated as of November 22, 1999, by and between Cole National Corporation and HAL International N.V., incorporated by reference to Exhibit 10.56 of Cole National Corporation’s Annual Report on Form 10-K for the period ended January 29, 2000 (File No. 1-12814).

10.28*	Form of Cole National Corporation’s 1999 Employee Stock Purchase Plan (Amended and Restated June 14, 2001), incorporated by reference to Exhibit C of Cole National Corporation’s definitive Proxy Statement dated May 10, 2001 (File No. 1-12814).

10.29*	Amended and Restated 1999 Broad-Based Employee Stock Plan (Amended and Restated February 28, 2001), incorporated by reference to Exhibit 4.6 of Cole National Corporation’s Registration Statement on Form S-8 filed on February 11, 2002 (Registration No. 333-822714).

10.30*	Amendment No. 1 to the Cole National Group, Inc. Deferred Compensation Plan for Senior Executives and other Senior Management, dated January 25, 2002, incorporated by reference to Exhibit 10.63 to Cole National Corporation’s Annual Report on Form 10-K for the period ended February 2, 2002 (File No. 1-12814).

10.31*	Amendment No. 2 to the Cole National Group, Inc. Supplemental Pension Plan, dated January 25, 2002, incorporated by referenced to Exhibit 10.64 to Cole National Corporation’s Annual Report on Form 10-K for the period ended February 2, 2002 (File No. 1-12814).

10.32*	Nonqualified Stock Option Agreement between Cole National Corporation and Jeffrey A. Cole dated January 25, 2002, incorporated by referenced to Exhibit 10.65 to Cole National Corporation’s Annual Report on Form 10-K for the period ended February 2, 2002 (File No. 1-12814).

10.33*	Amendment No. 2 to the Cole National Group, Inc. Supplemental Retirement Benefit Plan, dated January 25, 2002, incorporated by referenced to Exhibit 10.66 to Cole National Corporation’s Annual Report on Form 10-K for the period ended February 2, 2002 (File No. 1-12814).

10.34*	Amendment No. 1 to the Cole National Group, Inc. 1999 Supplemental Retirement Benefit Plan, dated January 25, 2002, incorporated by referenced to Exhibit 10.67 to Cole National Corporation’s Annual Report on Form 10-K for the period ended February 2, 2002 (File No. 1-12814).

10.35*	Letter dated April 14, 2002 from Cole National Corporation to Lawrence E. Hyatt, incorporated by reference to Exhibit 10.1 of Cole National Corporation’s Quarterly Report on Form 10-Q for the period ended August 3, 2002 (File No. 1-12814).

10.36*	Restricted Stock Agreement between Cole National Corporation and Lawrence E. Hyatt dated as of July 15, 2002, incorporated by reference to Exhibit 10.3 of Cole National Corporation’s Quarterly Report on Form 10-Q for the period ended August 3, 2002 (File No. 1-12814).

10.37*	Nonqualified Stock Option Agreement, between Cole National Corporation and Lawrence E. Hyatt dated as of July 15, 2002, incorporated by reference to Exhibit 10.4 of Cole National Corporation’s Quarterly Report on Form 10-Q for the period ended August 3, 2002 (File No. 1-12814).

Exhibit
Number	Description
10.38	Amendment No. 1 to the Cole National Group, Inc. Retirement Plan (Amended and Restated) as of January 1, 2001), effective March 31, 2002, incorporated by reference to Exhibit 10.7 of Cole National Corporation’s Quarterly Report on Form 10-Q for the period ended August 3, 2002 (File No. 1-12814).

10.39*	Letter dated December 2, 2002 from Cole National Corporation to Ann M. Holt, incorporated by reference to Exhibit 10.64 of Cole National Corporation’s Annual Report on Form 10-K for the year ended February 1, 2003 (File No. 1-12814).

10.40*	Letter Agreement dated May 15, 2000 between Cole National Corporation and Ann M. Holt regarding termination of employment, incorporated by reference to Exhibit 10.65 of Cole National Corporation’s Annual Report on Form 10-K for the year ended February 1, 2003 (File No. 1-12814).

10.41*	Amended and Restated Instrument Designating Participants of the Cole National Group, Inc. 1999 Supplemental Retirement Benefit Plan dated January 25, 2002, incorporated by reference to Exhibit 10.67 of Cole National Corporation’s Annual Report on Form 10-K for the year ended February 1, 2003 (File No. 1-12814).

10.42	Form of License/Lease Agreement for Sears Optical, incorporated by reference to Exhibit 10.68 of Cole National Corporation’s Annual Report on Form 10-K for the year ended February 1, 2003 (File No. 1-12814).

10.43	Cole National Corporation 401(k) Plan dated March 27, 2003 effective March 1, 2002, incorporated by reference to Exhibit 10.69 of Cole National Corporation’s Annual Report on Form 10-K for the year ended February 1, 2003 (File No. 1-12814).

10.44	Amended, restated and extended Credit Agreement, dated June 27, 2003, among Cole Vision, Things Remembered and Pearle, Inc. and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.1 of Cole National Corporation’s Quarterly Report on Form 10-Q for the period ended August 2, 2003 (File No. 1-12814).

10.45*	Separation Agreement entered into as of July 16, 2003 by and among Cole National Corporation and Jeffrey A. Cole, incorporated by reference to Exhibit 10.2 of Cole National Corporation’s Quarterly Report on Form 10-Q for the period ended August 2, 2003 (File No. 1-12814).

10.46*	Assignment of Life Insurance Policy, Termination of Split-Dollar Agreement and Satisfaction of Collateral Assignment by and among Cole National Corporation and Jeffrey A. Cole, incorporated by reference to Exhibit 10.3 of Cole National Corporation’s Quarterly Report on Form 10-Q for the period ended August 2, 2003 (File No. 1-12814).

10.47*	Employment Agreement dated September 3, 2003 between Cole National Corporation and Lawrence E. Hyatt, incorporated by reference to Exhibit 10.1 of Cole National Corporation’s Quarterly Report on Form 10-Q for the period ended November 1, 2003 (File No. 1-12814).

10.48*	Employment Agreement dated September 3, 2003 between Cole National Corporation and Leslie D. Dunn, incorporated by reference to Exhibit 10.2 of Cole National Corporation’s Quarterly Report on Form 10-Q for the period ended November 1, 2003 (File No. 1-12814).

Exhibit
Number	Description
10.49*	Employment Agreement dated September 3, 2003 between Cole National Corporation and Patricia M. Luzier, incorporated by reference to Exhibit 10.3 of Cole National Corporation’s Quarterly Report on Form 10-Q for the period ended November 1, 2003 (File No. 1-12814).

10.50*	Multi-Year Performance Incentive Bonus Addendum between Cole National Corporation and Larry Pollock, dated November 26, 2003, incorporated by reference to Exhibit 10.4 of Cole National Corporation’s Quarterly Report on Form 10-Q for the period ended November 1, 2003 (File No. 1-12814).

10.51	First Amendment to the Second Credit Agreement, dated October 30, 2003, among Cole Vision Corporation, Things Remembered, Inc., Pearle, Inc., and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.5 of Cole National Corporation’s Quarterly Report on Form 10-Q for the period ended November 1, 2003 (File No. 1-12814).

10.52*	Letter of Credit Reimbursement and Security agreement among Cole National Corporation, Things Remembered, Inc. and Key Bank National Association, dated November 3, 2003, incorporated by reference to Exhibit 10.6 of Cole National Corporation’s Quarterly Report on Form 10-Q for the period ended November 1, 2003 (File No. 1-12814).

10.53*	Addendum to Letter Agreement dated May 15, 2000 between Cole National Corporation and Ann M. Holt, incorporated by reference to Exhibit 10.7 of Cole National Corporation’s Quarterly Report on Form 10-Q for the period ended November 1, 2003 (File No. 1-12814).

10.54*	Addendum to Letter Agreement dated March 27, 1993 between Cole National Corporation and Joseph Gaglioti, incorporated by reference to Exhibit 10.8 of Cole National Corporation’s Quarterly Report on Form 10-Q for the period ended November 1, 2003 (File No. 1-12814).

10.55*+	First Amendment to Cole National Corporation 401(k) Plan dated September 11, 2003.

10.56*+	Amendment to the Addendum Incorporating EGTRRA Compliance Amendment to Cole National Corporation 401(k) Plan dated September 11, 2003.

10.57*+	Amendment No. 3 to the Cole National Group, Inc. Retirement Plan dated November 7, 2003.

10.58*+	Compliance Amendment to Cole National Corporation 401(k) Plan dated December 16, 2003.

10.59*+	Amendment No. 2 to the Cole National Group, Inc. 1999 Supplemental Retirement Benefit Plan, dated January 23, 2004.

10.60*+	Instrument Designating Participant of the Cole National Group, Inc. 1999 Supplemental Retirement Benefit Plan dated January 23, 2004 between Cole National Corporation and Larry Pollock.

10.61*+	Cole National Group, Inc. 1999 Supplemental Retirement Benefit Plan, Payment Election Agreement, dated January 30, 2004 between Cole National Group, Inc. and Larry Pollock.

21+	Subsidiaries of Cole National Corporation.

Exhibit
Number	Description
23.1+	Independent Auditors’ Consent.

24+	Power of Attorney.

31.1†	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2†	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32▪†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K/A.

▪	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

+	Filed with the original Form 10-K on April 12, 2004.

†	Filed herewith.