Form 10-Q
period 2004-05-01
COLE NATIONAL CORP /DE/
filed 2004-06-07
CIK 769644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2004,

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 1-12814

COLE NATIONAL CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	34-1453189
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1925 ENTERPRISE PARKWAY	44087
TWINSBURG, OHIO	(Zip Code)
(Address of principal executive offices)

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

     As of May 21, 2004, 16,718,993 shares of the registrant’s common stock were outstanding.

COLE NATIONAL CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MAY 1, 2004
INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

COLE NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	May 1,	May 3,	January 31,
	2004	2003	2004
Assets
Current assets:
Cash and cash equivalents	$65,253	$29,464	$59,184
Accounts receivable, less allowances of $3,773, $3,408 and $3,449, respectively	55,751	55,158	55,266
Current portion of notes receivable	3,824	6,329	2,618
Inventories	124,186	134,013	120,927
Prepaid expenses and other	24,564	24,221	25,674
Deferred income taxes	34,141	31,383	34,194

Total current assets	307,719	280,568	297,863
Property and equipment, at cost	321,996	329,715	318,389
Less — accumulated depreciation and amortization	(206,520)	(208,379)	(199,987)

Total property and equipment, net	115,476	121,336	118,402
Notes receivable, excluding current portion, less allowances of $2,224, $3,058 and $2,858, respectively	9,336	24,958	10,777
Deferred income taxes	38,070	34,634	35,509
Other assets	43,425	54,952	46,442
Other intangibles, net	49,447	50,654	49,773
Goodwill, net	85,721	85,708	85,734

Total assets	$649,194	$652,810	$644,500

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,613	$5,235	$5,608
Accounts payable	73,507	70,990	61,180
Accrued interest	8,361	8,496	8,111
Accrued liabilities	92,380	99,876	96,847
Accrued income taxes	2,573	5,265	3,208
Deferred revenue	42,159	39,239	41,122

Total current liabilities	220,593	229,101	216,076
Long-term debt, net of current portion	282,163	281,781	284,229
Other long-term liabilities	39,315	42,053	37,979
Deferred revenue, long-term	12,771	12,292	12,129
Stockholders’ equity	94,352	87,583	94,087

Total liabilities and stockholders’ equity	$649,194	$652,810	$644,500

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

COLE NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Week Period Ended
	May 1,	May 3,
	2004	2003
Net revenues	$307,652	$288,249
Costs and expenses:
Cost of revenues	113,866	106,592
Operating expenses	190,842	184,188

Total costs and expenses	304,708	290,780

Operating income (loss)	2,944	(2,531)
Interest and other (income) expense:
Interest expense	6,327	6,388
Interest and other (income) expense, net	2	(907)

Total interest and other (income) expense, net	6,329	5,481

Income (loss) before income taxes	(3,385)	(8,012)
Income tax provision (benefit)	(2,910)	(1,601)

Net income (loss)	$(475)	$(6,411)

Earnings (loss) per common share:
Basic	$(0.03)	$(0.39)
Diluted	$(0.03)	$(0.39)
Weighted average shares:
Basic	16,749	16,304
Diluted	16,749	16,304

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

COLE NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Thirteen Week Period Ended
	May 1,	May 3,
	2004	2003
		(As Restated,
		See Note 10)
Cash flows from operating activities:
Net income (loss)	$(475)	$(6,411)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	9,659	9,275
Store closing and impairment losses	1,000	—
Currency loss (gain) on Pearle Europe notes and interest	199	(131)
Deferred income tax provision (benefit)	(2,571)	(2,723)
Noncash compensation	1,016	399
Noncash interest and other, net	211	(191)
Increases (decreases) in cash resulting from changes in operating assets and liabilities:
Accounts and notes receivable, prepaid expenses and other assets	535	(3,834)
Inventories	(3,335)	(13,103)
Accounts payable, accrued liabilities and other liabilities	(5,614)	11,375
Accrued interest	250	297
Accrued and refundable income taxes	(643)	282

Net cash provided by (used for) operating activities	232	(4,765)

Cash flows from investing activities:
Purchases of property and equipment	(5,130)	(7,467)
Systems development costs	(335)	(2,170)
Acquisition of businesses	—	(213)
Other, net	(2)	—

Net cash used for investing activities	(5,467)	(9,850)

Cash flows from financing activities:
Repayment of long-term debt	(5,147)	(57)
Increase (decrease) in overdraft balances	16,321	2,055
Net proceeds from exercise of stock options and issuance of stock	154	—
Other, net	(24)	79

Net cash provided by (used for) financing activities	11,304	2,077

Cash and cash equivalents:
Net increase (decrease) during the period	6,069	(12,538)
Balance, beginning of period	59,184	42,002

Balance, end of period	$65,253	$29,464

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

     Fiscal years end on the Saturday closest to January 31 and are identified according to the calendar year in which they begin. For example, the fiscal year ended January 31, 2004 is referred to as “fiscal 2003.” The current fiscal year, which ends January 29, 2005, is referred to as “fiscal 2004.” Fiscal 2004 and fiscal 2003 each consists of 52 weeks.

     The accompanying condensed consolidated financial statements have been prepared without audit and certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted, although management believes that the disclosures herein are adequate to make the information not misleading. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2003 Annual Report on Form 10-K/A. Results for interim periods are not necessarily indicative of the results to be expected for the full year.

Nature of Operations

     The Company is a specialty service retailer operating in both host and nonhost environments, whose primary lines of business are optical products and services and personalized gifts. The Company sells its products through 2,417 Company-owned retail locations and 488 franchised locations in 50 states, Canada, and the Caribbean. In connection with its optical business, the Company is a managed vision care benefits provider and claims payment administrator whose programs provide comprehensive eyecare benefits primarily marketed directly to large employers, health maintenance organizations (HMO) and other organizations. The Company has two reportable segments: Cole Vision and Things Remembered (see Note 6).

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

     A reconciliation of the changes in deferred revenue from the sale of warranty contracts follows (dollars in thousands):

	Thirteen Week Period Ended		Year Ended
	May 1,	May 3,	January 31,
	2004	2003	2004
Deferred revenues:
Beginning balance	$53,251	$49,573	$49,573
Warranty contracts sold	15,398	14,782	56,479
Other deferred revenue	833	379	3,264
Amortization of deferred revenue	(14,552)	(13,203)	(56,065)

Ending balance	$54,930	$51,531	$53,251

Cash Flows

     Net cash flows from operating activities reflect cash payments for income taxes and interest of $0.3 million and $5.9 million, respectively, for the 13 week period ended May 1, 2004 and $0.8 million and $5.8 million, respectively, for the 13 week period ended May 3, 2003.

     Overdrafts resulting from outstanding checks at the end of each reporting period are reclassified as current liabilities in either accounts payable or accrued expenses. This reclassification to accounts payable amounted to $34.1 million, $22.4 million and $21.1 million at May 1, 2004, May 3, 2003 and January 31, 2004, respectively, and to accrued expenses amounted to $7.1 million, $6.9 million and $3.8 million at May 1, 2004, May 3, 2003 and January 31, 2004, respectively.

Earnings Per Common Share

     Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the periods presented. Diluted earnings per common share also includes the dilutive effect of potential common shares (primarily dilutive stock options) outstanding for the periods presented. The effects of stock options have not been included in diluted loss per share as their effect would have been anti-dilutive. The anti-dilutive stock options were 737,464 and 2,184,610 at May 1, 2004 and May 3, 2003, respectively. The following represents a reconciliation from basic earnings per share to diluted earnings per share:

	Thirteen Week Period Ended
	May 1,	May 3,
	2004	2003
(In thousands, except per share amounts)
Determination of shares:
Average common shares outstanding	16,749	16,304
Assumed conversion of dilutive stock options and awards	—	—

Diluted average common shares outstanding	16,749	16,304

Basic earnings (loss) per common share	$(0.03)	$(0.39)
Diluted earnings (loss) shares per common share	$(0.03)	$(0.39)

Total Comprehensive Income (Loss)

     Total comprehensive income (loss) for the 13 week period ended May 1, 2004 and May 3, 2003 is as follows (dollars in thousands):

	Thirteen Week Period Ended
	May 1,	May 3,
	2004	2003
Net income (loss)	$(475)	$(6,411)
Translation income (loss)	(26)	489

Total comprehensive income (loss)	$(501)	$(5,922)

Stock- Based Compensation

     At May 1, 2004, the Company has various stock-based employee compensation plans which are described more fully in Note 7 of the Notes to Consolidated Financial Statements in the Company’s 2003 Annual Report on Form 10-K/A. The Company accounts for those plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting For Stock Issued to Employees”, and related Interpretations. In connection with the variable stock options, compensation expense of $0.9 million has been recorded for the 13 week period ended May 1, 2004. No stock-based employee compensation expense for variable stock options was recorded in the 13 week period ended May 3, 2003.

     The following table illustrates the pro forma effect on net income and earnings per share of the Company had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”.

	Thirteen Week Period Ended
	May 1,	May 3,
(In thousands, except per share amounts)	2004	2003
Net income (loss), as reported	$(475)	$(6,411)
Additions for stock-based employee compensation expense included in reported net income (loss), net of related taxes	642	348
Deductions for total stock-based employee compensation expense determined under fair value based method for all awards, net of related taxes	(359)	(794)

Net income (loss), pro forma	$(192)	$(6,857)

Basic earnings (loss) per common share
As reported	$(0.03)	$(0.39)
Pro forma	$(0.01)	$(0.42)
Diluted earnings (loss) per common share
As reported	$(0.03)	$(0.39)
Pro forma	$(0.01)	$(0.42)

Recently Issued Accounting Standards

     The Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) in January 2003 and revised FIN 46 (FIN 46R) in December 2003. The Interpretations require certain variable interest entities (VIE), including certain special purpose entities, to be consolidated by the primary beneficiary if the equity investors in the entity do not have all the essential characteristics of a controlling financial interest or do not have sufficient equity at risk. The Interpretations immediately applied to entities created after January 31, 2003, was effective at the end of the fourth quarter of fiscal 2003 for certain special purpose entities and was effective for the first quarter of fiscal 2004 for other existing VIE. The synthetic operating lease for the Highland Heights, Ohio facility required consolidation under this Interpretation. The consolidation resulted in an additional $2.2 million in assets and liabilities on the consolidated balance sheet as of January 31, 2004 and the consolidation of operating results into the financial statements of the Company beginning February 1, 2004.

     The remaining portion of FIN 46R was adopted in the first quarter of fiscal 2004. In adopting FIN 46R, the Company considered its financial relationships with Pearle Vision franchisees, and concluded that it is not required to consolidate any franchise entities. The Company has no equity interest in any of its franchisees, has no “off-balance sheet” exposure relative to any of its franchisees except for certain lease and other guarantees, and generally does not provide financial support to franchise entities in a typical franchise relationship. Creditors of the franchise entities have no recourse to the Company. There are certain franchise entities for which the Company has provided financial support and are considered to be VIE. However, the Company is not the primary beneficiary, as it is not the entity that is expected to absorb a majority of the risk of loss for the VIE’s activities, nor is it entitled to receive a majority of the VIE’s residual returns. The Company did not consolidate any franchise entities and the adoption of the remaining portion of FIN 46R had no effect on the Company’s financial position or results of operations.

     In December 2003, the FASB issued SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (SFAS 132). This statement revises employers’ disclosures about pension plans and other postretirement benefit plans to require more information about the economic resources and obligations of such plans. Certain disclosure provisions were effective for fiscal 2003 and were adopted. The remaining disclosure provisions of SFAS 132 have been adopted in fiscal 2004.

     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) was signed into law. In accordance with FASB Staff Position 106-1 (FSP FAS 106-1), the Company’s measurement of the accumulated postretirement benefit obligation and net periodic benefit cost in the consolidated financial statements do not reflect the effects of the Act on the Company’s postretirement benefit plan because the Company is unable to conclude whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the act. The FASB has since issued FSP FAS 106-2, which supersedes FSP FAS 106-1, and is effective for the Company’s third quarter beginning August 1, 2004. Adoption of FSP FAS 106-2 could require the Company to change previously reported information.

(2) Goodwill and Other Intangible Assets

     Goodwill and tradenames are tested at least annually for impairment and are not amortized. All other intangible assets with finite lives are amortized over their estimated useful economic lives based on management’s estimates of the period that the assets will generate revenue. Other intangible assets consist of (dollars in thousands):

	May 1,	May 3,	January 31,
	2004	2003	2004
Non-amortizable:
Tradename	$49,460	$49,460	$49,460

Amortizable:
Noncompete agreements	320	320	320
Contracts	8,947	8,847	8,947
Customer records	9	9	9

Total amortizable	9,276	9,176	9,276

Accumulated amortization	(9,289)	(7,982)	(8,963)

Other intangibles, net	$49,447	$50,654	$49,773

     During the first quarter of fiscal 2003, the Company purchased the operations of three Sears Optical departments in California for a total purchase price of $242,500. The amount allocated to the tangible fixed assets acquired including exam equipment and inventory was $29,500. The remainder of the purchase price was allocated to intangible assets under the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations”. Goodwill related to this transaction was $124,000 and noncompete agreements and customer records totaled $89,000. The additional changes in the carrying amount of goodwill were due to foreign currency translation at Cole Vision. The net carrying amount of goodwill at May 1, 2004, by business segment was $64.3 million at Cole Vision and $21.4 million at Things Remembered.

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

     On April 23, 1999, the Company issued a $10.0 million promissory note bearing interest at 5.0% per annum in recognition of a commitment to contribute $10.0 million to a leading medical institution, supporting the development of a premier eye care research and surgical facility. A $5.0 million principal payment along with accrued interest was made on April 23, 2004. Additional principal payments in the amount of $1.0 million are required to be made on the anniversary date of the note each successive year through 2009. Interest is payable annually with each payment of principal.

     No significant principal payment obligations are due under the Company’s outstanding indebtedness until April 2005, when a $1.0 million principal payment is due under a 5.0% promissory note, with annual $1.0 million principal payments due on the anniversary date of the note in each successive year through 2009. The $125.0 million of 8-5/8% Senior Subordinated Notes is due in 2007. Following the consummation of the merger with Luxottica (see Note 9 of the Notes to Condensed Consolidated Financial Statements), the holders of the 8-5/8% notes and the 8-7/8% notes will have the right to put the notes to Cole National Group at a price of 101% of par plus accrued interest.

     During the third quarter of fiscal 2002, the Company entered into interest rate swap agreements to take advantage of favorable market interest rates. These agreements require the Company to pay an average floating interest rate based on six-month LIBOR plus 4.5375% to a counter party while receiving a fixed interest rate on a portion of Cole National Group’s $125.0 million of 8-5/8% Senior Subordinated Notes due 2007. The counter party is a major commercial bank. The agreements mature August 15, 2007 and qualify as fair value hedges. The aggregate notional amount of the interest rate swap agreements is $50.0 million. At May 1, 2004, the floating rate of the swaps was approximately 5.9% and the fair value of the swap agreements was an unrealized loss of approximately $0.1 million. There was no impact to earnings in the first three months of fiscal 2004 due to hedge ineffectiveness.

     The Company leases an office and general operating facility in Highland Heights, Ohio from a special purpose entity (the “Trust”), which was created in 1997 specifically for the purpose of structuring a four-year operating lease with annual renewal options up to six years. The lease provides for regular payments based on LIBOR plus 1.50%. In accordance with this agreement, the Company must maintain compliance with a minimum net worth covenant. At the end of this lease in 2007, the Company has the option to purchase the property or arrange for the sale of the property. If the Company does not exercise its purchase option at the end of the lease, it is contingently liable to the Trust for up to $1.7 million. The Company does not believe it will have any payment obligation at the end of the lease because either the Company will exercise the purchase option, or the net proceeds from the sale of the property will exceed the amount payable to the Trust. The Trust assets and liabilities have been consolidated into the financial statements of the Company as of January 31, 2004 and operating results beginning February 1, 2004.

(4) Credit Facility

     The operating subsidiaries of Cole National Group, Inc. have a working capital credit facility of $60.0 million with their bank lenders that extends to February 1, 2007. Borrowings under the credit facility presently bear interest based on leverage ratios of Cole National Group at a rate equal to either (a) the Eurodollar Rate plus 2.50% or (b) 1.50% plus the highest of (i) the CIBC prime rate, (ii) the three-week moving average of the secondary market rates for three-month certificates of deposit plus 1.0% or (iii) the federal funds rate plus 0.5%. Cole National Group pays a commitment fee of 0.75% per annum on the total unused portion of the facility based on the percentage of revolving credit commitments used. The Company and Cole National Group guarantee this credit facility. The credit facility is secured by the assets of the operating subsidiaries of Cole National Group, Inc. The credit facility permits indebtedness of up to $10.0 million of documentary letters of credit from sources other than the lenders and liens on inventory pursuant to documentary letters of credit issued under such financing.

     The credit facility requires the principal operating subsidiaries of Cole National Group to comply with various operating covenants that restrict corporate activities, including covenants restricting the ability of the subsidiaries to incur additional indebtedness, pay dividends, prepay subordinated indebtedness, dispose of certain investments or make acquisitions. The credit facility also requires Cole National Group to comply with certain financial covenants, including covenants regarding interest coverage and maximum leverage. Cole National Group is in compliance with the covenants in the credit agreement as of May 1, 2004.

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

     As of May 1, 2004, the total availability under the credit facility totaled $45.9 million after reduction for commitments outstanding of $14.1 million under letters of credit. There were no working capital borrowings under the credit facility outstanding as of May 1, 2004 and May 3, 2003 and there were no borrowings during the first quarter of fiscal 2004 and fiscal 2003.

     The Company has an agreement with a bank to provide documentary letters of credit for import inventory purchases not to exceed $7.0 million. The letters of credit are secured by the inventory purchased. As of May 1, 2004, the Company had $1.4 million outstanding under this facility.

(5) Retirement Plans

     The Company uses a December 31 measurement date for its plans. Net pension expense and postretirement expense for the 13 week period ended May 1, 2004 and May 3, 2003 is as follows (dollars in thousands):

	Pension Benefits		Postretirement Benefits
	May 1,	May 3,	May 1,	May 3,
	2004	2003	2004	2003
Service cost — benefits earned during the period	$70	$59	$—	$—
Interest cost on the projected benefit obligation	686	652	40	30
Expected return on plan assets	(622)	(540)	—	—
Recognized net actuarial (gain) loss	546	217	25	17
Amortization of initial asset	(40)	(40)	—	—
Amortization of prior service cost	—	—	1	1

Net expense (income)	$640	$348	$66	$48

     The Company previously disclosed in its financial statements for the year ended January 31, 2004, that it expected to contribute $7.5 million to its pension plan in 2004. As of May 1, 2004, $1.8 million of contributions have been made. The Company presently anticipates contributing an additional $4.0 million to fund its pension plan in 2004 for a total of $5.8 million. The decrease in expected funding for fiscal 2004 is due to passage of further pension relief by Congress.

(6) Segment Information

     Information on the Company’s reportable segments is as follows (dollars in thousands):

	Thirteen Week Period Ended
	May 1,	May 3,
	2004	2003
Net revenues:
Cole Vision	$249,933	$233,541
Things Remembered	57,719	54,708

Total net revenues	$307,652	$288,249

Operating income (loss):
Cole Vision	$12,688	$9,276
Things Remembered	(1,065)	(2,580)

Total segment operating income	11,623	6,696
Unallocated corporate expenses	8,679	9,227

Total operating income (loss)	2,944	(2,531)
Interest and other (income) expense, net	6,329	5,481

Income (loss) before income taxes	$(3,385)	$(8,012)

(7) Commitments and Contingencies

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

     The Company guarantees future minimum lease payments for certain store locations leased directly by franchisees. These guarantees totaled approximately $12.8 million, $13.6 million and $13.4 million as of May 1, 2004, May 3, 2003 and January 31, 2004, respectively. Performance under a guarantee by the Company is triggered by default of a franchisee in their lease commitment. Generally, these guarantees also extend to payments of taxes and other normal expenses payable under these leases, the amounts of which are not readily quantifiable.

     In fiscal 2003, the Company entered into an agreement to guarantee a portion of the amount owed to a bank by a franchisee as a result of a loan granted in connection with the purchase of five stores. The guaranteed amount equals the cumulative value of the store assets. The Company is released from its obligation once the landlords of the store locations execute subordination agreements or the bank is granted access to the store assets in the event of the default by the franchisee. The Company received four executed subordination agreements as of May 1, 2004. The maximum exposure under the agreement is $47,000 as of May 1, 2004.

     Agreements between HAL Holding N.V. (“HAL”), the Company and members of Pearle Europe management require HAL and the Company to periodically offer to purchase Pearle Europe shares held by the members of Pearle Europe Management. These offers are required to be made in May 2005 and biannually in May commencing in 2007. The obligations to fund the purchase of any shares as to which the offer to purchase is accepted are pro rata to HAL and to the Company based on their respective ownership interests on the date of the offer. As of May 1, 2004, on a fully diluted basis, the Company’s ownership interest in Pearle Europe is 21.1%, HAL’s ownership interest in Pearle Europe is approximately 78.3% and the Pearle Europe management team owns the remaining 0.6% interest or 590 shares.

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

     Cole National Group, Inc. has been named as a defendant along with numerous other retailers, in patent infringement litigation challenging the defendants’ use of bar code technology. A stay of the proceeding has been sought and was granted, in deference to prior pending declaratory judgment suits brought by the manufacturers and suppliers of the implicated technology seeking to declare the patents in suit invalid, unenforceable and not infringed. On January 23, 2004, a court in Nevada entered a memorandum of decision in favor of the manufacturers declaring the patents unenforceable and not infringed. This judgment is expected to be appealed, and the infringement litigation against Cole National Group will remain stayed pending the final resolution of any such appeal. Cole National Group, Inc. believes it has available defenses and does not expect any liability. However, if Cole National Group, Inc. were to be found liable for an infringement, it might have a material adverse effect on its operating results and cash flow in the period incurred.

     In the ordinary course of business, the Company is involved in various other legal proceedings. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations, liquidity or financial position of the Company.

(9) Luxottica Merger Agreement

     On January 23, 2004, the Company and Luxottica Group S.p.A. (“Luxottica”) entered into a merger agreement (the “Luxottica merger”) pursuant to which the Company would become a subsidiary of Luxottica. Under the agreement, Luxottica will acquire all of the outstanding shares of the Company in a merger for a cash purchase price of $22.50 per share, together with the purchase of all outstanding options and similar equity rights at the same price per share, less their respective exercise price. The Luxottica merger is subject to approval by the holders of a majority of the outstanding shares of the Company’s common stock and the satisfaction of other customary conditions, including compliance with applicable antitrust clearance requirements. On February 27, 2004, the Company and Luxottica filed pre-merger notifications with the U.S. antitrust authorities pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“the HSR Act”). On March 30, 2004, the Company and Luxottica jointly announced that they had received a request from the Federal Trade Commission (FTC) for additional information and documentary material with respect to the Luxottica merger. Accordingly, the waiting period under the HSR Act has been extended until the 30th day after the date of substantial compliance with the request by both parties, unless earlier terminated by the FTC. The Company is working cooperatively with the FTC to provide the additional information requested.

     On April 15, 2004, the Company received an unsolicited, non-binding offer from Moulin International Holdings Limited (“Moulin”) to acquire the Company in a merger at a price of $25.00 per share in cash. The offer was subject to, among other things, the execution of definitive agreements, approval by the Company’s stockholders, receipt of regulatory approvals and other customary conditions. The proposal contemplated that HAL Holdings, N.V. (“HAL”), which owns approximately 19.14% of the Company’s outstanding shares, would provide substantial financing for the transaction, including by means of a $33 million loan and by purchasing the shares of Pearle Europe B.V. and Pearle Inc. at the closing of the Moulin merger for aggregate consideration of $262 million.

     On May 12, 2004, the Company was informed by Moulin that one of Moulin’s financing sources was not prepared to provide senior debt financing on the terms originally proposed which were contemplated in Moulin’s acquisition proposal. Moulin advised the Company that HAL and Moulin’s mezzanine financing source were willing to proceed with the transaction on the basis of the terms originally proposed and that Moulin was continuing to evaluate alternatives, which could allow Moulin’s proposal to proceed.

     On May 31, 2004, representatives of Moulin, advised the Company that the financing source for the senior debt financing was prepared to participate in a restructured financing arrangement for Moulin’s proposal, although the terms and conditions of such financing had not yet been negotiated. Moulin’s representatives also advised that Moulin was in discussions with a third party regarding possible additional equity financing for Moulin’s proposal, that Moulin was in discussions with its mezzanine financing source regarding possible restructuring of the financing as part of a restructured financing arrangement and that HAL continued to be willing to proceed with the transaction on the basis of the terms originally proposed. Moulin’s representatives stated that they did not expect Moulin to be able to finalize these financing arrangements for at least another week, but no assurance was given as to when and if any revised proposal would be made. There can be no assurance as to whether discussions with Moulin will continue, whether Moulin will be able to obtain financing for its proposal, whether any agreement with the Company would result from any such discussions, or the terms and conditions thereof.

     On June 1, 2004 the Company’s Board of Directors unanimously approved an amendment to the Luxottica merger agreement, and set July 20, 2004 as the date of its annual meeting of stockholders to consider the Luxottica merger agreement, as amended, and elect the Company’s directors. Under the amendment to the Luxottica merger agreement, which was entered into on June 2, 2004, the original $22.50 per share cash merger consideration would be increased by an amount equal to 4% per annum from the date on which the Company’s stockholders approve the Luxottica merger agreement, as amended, through the closing date of the Luxottica merger, if the Luxottica merger agreement is approved at the annual meeting of stockholders on July 20, 2004. No other change was made to the Luxottica merger agreement in connection with the amendment. The Company’s Board of Directors has reaffirmed its recommendation of the Luxottica merger agreement, as amended. The Luxottica merger agreement, as amended, is subject to approval by the Company’s stockholders, receipt of regulatory approvals and other customary conditions. The Luxottica merger is expected to close in the second half of 2004. Stockholders of record of the Company as of May 21, 2004 will be entitled to vote on the matters to be considered at the annual meeting of stockholders, including the Luxottica merger. The Company began mailing definitive proxy materials to its stockholders relating to the annual meeting on June 7, 2004.

     Prior to the consummation of the Luxottica merger, whether before or after the Company’s stockholders approve the Luxottica merger, under the circumstances and subject to the conditions set forth in the Luxottica merger agreement (including the obligation to provide Luxottica an opportunity to revise the terms of its proposed transaction), the Company has the right to terminate the Luxottica merger agreement and enter into an agreement relating to a superior proposal.

(10) Restatement of Cash Flows

     Subsequent to the issuance of the fiscal 2003 condensed consolidated financial statements, the Company determined that certain components in its condensed consolidated statement of cash flows for fiscal 2003 were incorrectly classified. Mistakes were discovered in the calculation of the fiscal 2002 overdraft balance resulting in misstatements of changes in accounts payable, accrued liabilities and other liabilities within cash flows from operating activities with corresponding misstatements of changes in overdraft balances within cash flows from financing activities. In addition, a correction was made to the previously reported timing of a contingent payment in connection with a prior acquisition. The payment was previously reported within cash flows from investing activities in the first quarter of fiscal 2003, but actually occurred in the second quarter of fiscal 2003. Certain other individually insignificant items for fiscal 2003 were also incorrectly classified. As a result, the accompanying condensed consolidated statement of cash flows for the first quarter of fiscal 2003 has been restated from the amounts previously reported to decrease cash flows from operating activities by $12.3 million, increase cash flows from investing activities by $3.7 million, and increase cash flows from financing activities by $8.6 million. In addition, the overdraft balances at May 3, 2003 disclosed in Note 1 have been increased by $4.3 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Subsequent to the issuance of the Company’s condensed consolidated financial statement for fiscal 2003, the Company determined that certain components in its condensed consolidated statement of cash flows for fiscal 2003 were incorrectly classified. As a result, the accompanying condensed consolidated statement of cash flows for the first quarter of fiscal year 2003 has been restated from the amounts previously reported. See Note 10 of the Notes to the Condensed Consolidated Financial Statements for a summary of the significant effects of the restatement. This management’s discussion and analysis of financial condition and results of operations reflect the effect of the restatement.

     On January 23, 2004, the Company and Luxottica Group S.p.A. (“Luxottica”) entered into a merger agreement (the “Luxottica merger”) pursuant to which the Company would become a subsidiary of Luxottica. Under the agreement, Luxottica will acquire all of the outstanding shares of the Company in a merger for a cash purchase price of $22.50 per share, together with the purchase of all outstanding options and similar equity rights at the same price per share, less their respective exercise price. The Luxottica merger is subject to approval by the holders of a majority of the outstanding shares of the Company’s common stock and the satisfaction of other customary conditions, including compliance with applicable antitrust clearance requirements. On February 27, 2004, the Company and Luxottica filed pre-merger notifications with the U.S. antitrust authorities pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“the HSR Act”). On March 30, 2004, the Company and Luxottica jointly announced that they had received a request from the Federal Trade Commission (FTC) for additional information and documentary material with respect to the Luxottica merger. Accordingly, the waiting period under the HSR Act has been extended until the 30th day after the date of substantial compliance with the request by both parties, unless earlier terminated by the FTC. The Company is working cooperatively with the FTC to provide the additional information requested.

     On April 15, 2004, the Company received an unsolicited, non-binding offer from Moulin International Holdings Limited (“Moulin”) to acquire the Company in a merger at a price of $25.00 per share in cash. The offer was subject to, among other things, the execution of definitive agreements, approval by the Company’s stockholders, receipt of regulatory approvals and other customary conditions. The proposal contemplated that HAL Holdings, N.V. (“HAL”), which owns approximately 19.14% of the Company’s outstanding shares, would provide substantial financing for the transaction, including by means of a $33 million loan and by purchasing the shares of Pearle Europe B.V. and Pearle Inc. at the closing of the Moulin merger for aggregate consideration of $262 million.

     On May 12, 2004, the Company was informed by Moulin that one of Moulin’s financing sources was not prepared to provide senior debt financing on the terms originally proposed which were contemplated in Moulin’s acquisition proposal. Moulin advised the Company that HAL and Moulin’s mezzanine financing source were willing to proceed with the transaction on the basis of the terms originally proposed and that Moulin was continuing to evaluate alternatives, which could allow Moulin’s proposal to proceed.

     On May 31, 2004, representatives of Moulin, advised the Company that the financing source for the senior debt financing was prepared to participate in a restructured financing arrangement for Moulin’s proposal, although the terms and conditions of such financing had not yet been negotiated. Moulin’s representatives also advised that Moulin was in discussions with a third party regarding possible additional equity financing for Moulin’s proposal, that Moulin was in discussions with its mezzanine financing source regarding possible restructuring of the financing as part of a restructured financing arrangement and that HAL continued to be willing to proceed with the transaction on the basis of the terms originally proposed. Moulin’s representatives stated that they did not expect Moulin to be able to finalize these financing arrangements for at least another week, but no assurance was given as to when and if any revised proposal would be made. There can be no assurance as to whether discussions with Moulin will continue, whether Moulin will be able to obtain financing for its proposal, whether any agreement with the Company would result from any such discussions, or the terms and conditions thereof.

     On June 1, 2004 the Company’s Board of Directors unanimously approved an amendment to the Luxottica merger agreement, and set July 20, 2004 as the date of its annual meeting of stockholders to consider the Luxottica merger agreement, as amended, and elect the Company’s directors. Under the amendment to the Luxottica merger agreement, which was entered into on June 2, 2004, the original $22.50 per share cash merger consideration would be increased by an amount equal to 4% per annum from the date on which the Company’s stockholders approve the Luxottica merger agreement, as amended, through the closing date of the Luxottica merger, if the Luxottica merger agreement is approved at the annual meeting of stockholders on July 20, 2004. No other change was made to the Luxottica merger agreement in connection with the amendment. The Company’s Board of Directors has reaffirmed its recommendation of the Luxottica merger agreement, as amended. The Luxottica merger agreement, as amended, is subject to approval by the Company’s stockholders, receipt of regulatory approvals and other customary conditions. The Luxottica merger is expected to close in the second half of 2004. Stockholders of record of the Company as of May 21, 2004 will be entitled to vote on the matters to be considered at the annual meeting of stockholders, including the Luxottica merger. The Company began mailing definitive proxy materials to its stockholders relating to the annual meeting on June 7, 2004.

     Prior to the consummation of the Luxottica merger, whether before or after the Company’s stockholders approve the Luxottica merger, under the circumstances and subject to the conditions set forth in the Luxottica merger agreement (including the obligation to provide Luxottica an opportunity to revise the terms of its proposed transaction), the Company has the right to terminate the Luxottica merger agreement and enter into an agreement relating to a superior proposal.

Overview

     Cole National Corporation, primarily through the subsidiaries owned by its direct subsidiary, Cole National Group, Inc., is a leading provider of optical products and services and personalized gifts. The Company sells its products and services through 2,417 Company-owned retail locations and 488 franchised locations in 50 states, Canada and the Caribbean.

     Fiscal years end on the Saturday closest to January 31 and are identified according to the calendar year in which they begin. For example, the fiscal year ended January 29, 2005 is referred to as “fiscal 2004”. Fiscal 2004 and fiscal 2003 each consists of a 52-week period.

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

Results of Operations

     The following schedule sets forth certain operating information for the first quarters of fiscal 2004 and fiscal 2003. This schedule and subsequent discussions should be read in conjunction with the condensed consolidated financial statements included in this Form 10-Q.

	First Quarter		Change
	2004	2003	Fav/(Unfav)
	(Dollars in millions)
Net revenues:
Cole Vision	$249.9	$233.5	7.0%
Things Remembered	57.7	54.7	5.5

Total net revenues	$307.6	$288.2	6.7%

Gross margin:
Cole Vision	$151.8	$142.0	6.9%
Things Remembered	42.0	39.7	6.0

Total gross margin	$193.8	$181.7	6.7%

Operating expenses:
Cole Vision	$139.1	$132.7	(4.8)%
Things Remembered	43.1	42.3	(2.0)
Unallocated corporate expenses	8.7	9.2	5.9

Total operating expenses	$190.9	$184.2	(3.6)%

Operating income (loss):
Cole Vision	$12.7	$9.3	36.8%
Things Remembered	(1.1)	(2.6)	58.7
Unallocated corporate expenses	(8.7)	(9.2)	5.9

Total operating income (loss)	$2.9	$(2.5)	216.4%

     Information on the number of the Company’s retail locations by business open at May 1, 2004 and May 3, 2003 is presented below:

	First Quarter
Number of retail locations at the end of the period	2004	2003

Sears Optical	938	945
Target Optical	241	249
BJ’s Optical	133	127

Total Cole Licensed Brands	1,312	1,321
Pearle Company-owned	378	394
Pearle franchised	488	465

Total Cole Vision	2,178	2,180
Things Remembered	727	761

Total Cole National	2,905	2,941

     Results of operations below are reflected as a percentage of net revenues. Data for the Cole Vision and Things Remembered segments are shown as a percentage of their respective net revenues. Unallocated corporate expenses and classification totals are shown as a percentage of total net revenues.

	First Quarter
	2004	2003
Gross margin:
Cole Vision	60.7%	60.8%
Things Remembered	72.8%	72.5%
Total gross margin	63.0%	63.0%
Operating expenses:
Cole Vision	55.7%	56.8%
Things Remembered	74.6%	77.2%
Unallocated corporate expense	2.8%	3.2%
Total operating expenses	62.0%	63.9%
Operating income:
Cole Vision	5.1%	4.0%
Things Remembered	(1.8)%	(4.7)%
Unallocated corporate expense	(2.8)%	(3.2)%
Total operating income	1.0%	(0.9)%

     As used in Item 2 of this Form 10-Q, same store sales growth is a non-GAAP financial measure, which includes deferred warranty sales on a cash basis and undelivered customer orders, and does not reflect provisions for returns, remakes and certain other items. The Company’s current systems do not gather data on these items on an individual store basis. Adjustments to the cash basis sales information accumulated at the store level are made for these items on an aggregate basis. As a retailer, the Company believes that a measure of same store sales performance is important for understanding its operations. The Company calculates same store sales for stores opened for at least twelve months. A reconciliation of same store sales to revenue is presented in the section “Reconciliation of Same Store Sales Growth”. Same store sale growth follows:

2004
First Quarter
Sears Optical (U.S.)	5.0%
Target Optical	17.0%
BJ’s Optical	20.0%
Cole Licensed Brands (U.S.)	7.3%
Pearle Company-owned (U.S.)	1.4%
Total Cole Vision	5.7%
Things Remembered	6.5%
Total Cole National	5.9%

Pearle franchise stores (U.S.)	0.2%

     Same store sales for Pearle U.S. franchise stores is a non-GAAP financial measure that is provided for comparative purposes only. The Company believes that its franchisees’ method of reporting sales is consistent on a year-to-year basis.

Net Revenues

Consolidated Operations

     Total revenues were $307.6 million in the first quarter of fiscal 2004, compared with $288.2 million in the same period of fiscal 2003. Total revenues increased 6.7% in the first quarter of fiscal 2004, primarily attributable to a 5.9% increase in same store sales and increases in revenues from managed vision care programs.

Cole Vision Segment

     Cole Vision revenues were $249.9 million in the first quarter of fiscal 2004, compared with $233.5 million in the same period of fiscal 2003, an increase of 7.0%. The revenue increase of 7.0% was primarily due to increased revenues at Cole Licensed Brands and from managed vision care programs, partially offset by revenue decreases at Pearle Vision U.S. The increase in Cole Licensed Brands revenues was attributable to same store sales increases at all brands driven by increases in the average transaction size and an increase in the number of transactions. A continuing focus on selling premium products and additional features were the key factors in the average transaction size increase. The increase in the number of transactions at all brands was primarily due to more aggressive promotional offers. Revenues from managed vision care programs were higher than last year primarily due to an increase in the number of capitated plans and increases in revenues from existing plans sold to employers, health plans and associations, increases in administrative revenues from capitated and fee for service programs and increased laser procedure volume. Although revenues decreased at Pearle Vision Company-owned stores primarily due to fewer stores, same store sales in the first quarter of fiscal 2004 increased 1.4% due to modest increases in both the average transaction size and number of transactions and higher exam fees. Improved merchandise assortment and selling skills designed to address customer needs at the store level and an increase in sales from the Pearle Preferred Credit Card are the primary drivers of the increase in average transaction size. Offsetting the same store sales increases at Pearle Vision were a lower number of Company-owned stores. Pearle Vision operated 16 fewer Company-owned stores at the end of the first quarter of fiscal 2004 than it did at the end of the first quarter of fiscal 2003, due to the net sale of 9 Company stores to franchisees, the closure of 11 stores and the opening of 4 new stores. The Company is continuing to divest Company-owned stores in markets that are predominantly franchised in order to lower its store supervision costs, and provide growth opportunities for franchisees already operating in those markets.

Things Remembered Segment

     Things Remembered revenues were $57.7 million in the first quarter of fiscal 2004, compared with $54.7 million the first quarter of fiscal 2003, a 5.5% increase compared to the same period the previous year due to a same store sales increase of 6.5% and a 57% increase in direct channel revenues. Direct channel revenues include revenues from its e-commerce site, www.ThingsRemembered.com, revenues from Things Remembered catalogs, and revenues generated through third party partner programs. Improvements in the average transaction size were partially offset by a lower number of transactions and a reduction in the number of stores operating. There were 727 Things Remembered store locations operating as of May 1, 2004, compared to 761 at May 3, 2003. The reduction was primarily due to the Company’s decision to allow the leases at under-performing stores to expire.

Gross Margin

Consolidated Operations

     Gross margin was $193.8 million in the first quarter of fiscal 2004, compared with $181.7 million in the first quarter of fiscal 2003. Compared to the same period the previous year, gross margin dollars increased 6.7% in the first quarter of fiscal 2004, attributable to an increase in net revenues. The gross margin rate was 63.0% in both the first quarter of fiscal 2004 and in the first quarter of fiscal 2003.

Cole Vision Segment

     Gross margin was $151.8 million in the first quarter of fiscal 2004, compared to $142.0 million in the first quarter of fiscal 2003, an increase of gross margin dollars of 6.9% compared to the same period the previous year, due to increased revenues, partially offset by a decrease in the gross margin rate. Gross margin, as a percent of net revenues, was 60.7% and 60.8% in the first quarter of fiscal 2004 and fiscal 2003, respectively, a decrease of 0.1 percentage points. Decreases in the gross margin rate at both Cole Licensed Brands and Pearle Vision U.S. were partially offset by an increase at Cole Managed Vision. Cole Licensed Brands gross margin rate decreased and was impacted by higher costs associated with a shift toward lower gross margin rate premium product, a lower contact lens gross margin rate and an increase in discounts and other pricing promotions. The decrease in the contact lens gross margin rate was primarily due to increased selling of annual supplies to customers, which is a lower gross margin rate transaction and a shift in product mix to lower gross margin rate premium product. Pearle Vision gross margin, as a percent of net revenues, decreased slightly due to an increased mix of sales of products to franchisees compared to revenues from Company-owned stores, compared to the prior year. Sales to franchisees carry a lower gross margin rate than revenues from Company-owned stores, but offer benefits to the Company, including producing a more uniform merchandise assortment and a consistent brand look across all stores. Partially offsetting this gross margin rate decrease at Pearle Vision was lower manufacturing costs compared to the prior year. Lower manufacturing costs were achieved through in-store lab cost reductions and reduced costs of insurance and workers compensation. The gross margin rate at Cole Managed Vision increased primarily due to a projected lower benefit utilization by plan members within funded programs, a reduction in the estimated reserve for underwriting gains and from increases in administrative revenues from capitated and fee-for-service programs. The underwriting gain reserve percentage was reduced based on historical experience.

Things Remembered Segment

     Gross margin was $42.0 million in the first quarter of fiscal 2004, compared to $39.7 million in the first quarter of fiscal 2003. Compared to the same period the previous year, the first quarter of fiscal 2004 had an increase of 6.0% primarily driven by the same store sales performance and changes in the gross margin rate. Gross margin, as a percent of net revenues, was 72.8% in the first quarter of fiscal 2004 and 72.5% in the first quarter of fiscal 2003. The increase was primarily due to higher revenues from gift personalization.

Operating Expenses

Consolidated Operations

     Operating expenses were $190.9 million in the first quarter of fiscal 2004, compared with $184.2 million in the first quarter of fiscal 2003. Of the increase in the first quarter of fiscal 2004, $7.2 million is attributable to the operating segments. Unallocated corporate expenses decreased $0.5 million in the first quarter of fiscal 2004, compared to the same period last year. As discussed in detail below, certain unusual items affected the Company’s operating expenses during these periods. The Company defines unusual items as transactions that are non-comparable or infrequent in nature, including significant one time transactions unrelated to core operations and special charges and impairments. Management believes that operating expenses excluding unusual items is a useful measure for understanding trends in core operations and excludes some of these items in the management bonus plans. Operating expenses excluding unusual items is a non-GAAP financial measure and should not be used as a substitute for the directly comparable GAAP financial measure. In order to facilitate an understanding of such unusual items and their effect on the results of the operations, the following table is provided as a reconciliation of reported operating expense to operating expense excluding certain unusual items.

(Dollars in millions)	First Quarter
	2004	2003	Change Fav/(Unfav)

Operating expenses, as reported	$190.9	$184.2	$(6.7)
Unusual items:
Evaluation of strategic alternatives	3.4	—
Legal & professional fees for restatement & SEC investigation	0.3	1.7
Shareholder litigation settlement	—	2.7
Audit fees for restatement	—	1.7
Legal fees for California litigation	0.9	0.8
Target Optical store closure costs	2.1	—

Total unusual items	6.7	6.9

Operating expenses, excluding unusual items	$184.2	$177.3	$(6.9)

Operating expenses, excluding unusual items, as a percent of total net revenues	59.9%	61.5%
Operating expenses, as reported, as a percent of total net revenues	62.0%	63.9%

Unusual Items

     The Company announced on October 8, 2003 that its Board of Directors had formed a Special Committee of independent directors on July 28, 2003 to evaluate the Company’s strategic alternatives, including a possible merger or sale of the Company, a corporate restructuring or other alternatives. The Company and Luxottica Group S.p.A. entered into a definitive merger agreement on January 23, 2004 with the unanimous approval of the Boards of Directors of both companies. In April, 2004, Moulin International Holdings Limited submitted an unsolicited non-binding offer to acquire the Company in a merger. Subsequently, Moulin informed the Company that one of Moulin’s financing sources was not prepared to provide senior debt financing on the terms originally proposed. (See Note 9 of the Notes to Condensed Consolidated Financial Statements). The Company incurred incremental legal, advisory, and other professional expenses of $3.4 million in the first quarter of fiscal 2004 related to the evaluation of strategic alternatives, compliance with the FTC’s request for additional information and documentary material with respect to the Luxottica merger, and the negotiation of the definitive merger agreement.

     In the first quarter of fiscal 2004, the Company incurred charges of $0.3 million for legal and professional fees related to the SEC investigation regarding the reaudit and restatement of its financial statements, compared to $1.7 million of legal and professional fees regarding the reaudit and restatement of its financial statements for the same period last year. Settlement costs related to the class action shareholder lawsuit alleging various violations of federal securities laws related to the Company’s publicly reported revenues and earnings totaled $2.7 million in the first quarter of fiscal 2003. Audit fees attributable to the restatement and reaudit were $1.7 million in the first quarter of fiscal 2003.

     The Company and certain of its optical subsidiaries have been sued by the State of California. (See Note 8 of the Notes to Condensed Consolidated Financial Statements). Legal costs associated with the defense of this matter totaled $0.9 million in the first quarter of fiscal 2004 and $0.8 million in the first quarter of fiscal 2003.

     As a result of the Company’s new agreement with Target Corporation, the Company closed 25 underperforming Target Optical stores on April 10, 2004. Costs relating to the closure of these stores were $2.1 million in the first quarter of fiscal 2004.

Unallocated Corporate Expenses

     Unallocated corporate expenses were $8.7 million in the first quarter of fiscal 2004, compared to $9.2 million for the first quarter of fiscal 2003. Included in unallocated corporate expense are all of the unusual items listed above except for the California litigation charges and the Target Optical store closure costs, which are recorded in the Cole Vision segment. The unusual items included in unallocated corporate expense totaled $3.7 million and $6.1 million in the first quarter of fiscal 2004 and fiscal 2003, respectively.

     Compared to the same period the previous year, unallocated corporate expenses in the first quarter of fiscal 2004 included incremental compensation expense of $0.9 million for variable stock options having a feature permitting the use of vested options in payment of the exercise price. The Company incurred incremental management bonus expense of $0.5 million and incremental audit costs and higher expenses totaling $0.5 million to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Partially offsetting these expense increases were lower professional costs of $0.5 million.

Cole Vision Segment

     Operating expenses were $139.1 million in the first quarter of fiscal 2004, compared to $132.7 million for the first quarter of fiscal 2003. Compared to the same period the previous year, operating expenses in the first quarter of fiscal 2004 increased by 4.8%. However, operating expenses as a percent of net revenues decreased at Cole Vision by 1.1 percentage points in the first quarter of fiscal 2004, compared to the prior year. Included in operating expenses is the unusual item of California litigation charges described above which totaled $0.9 million and $0.8 million in the first quarter of fiscal 2004 and fiscal 2003, respectively and the $2.1 million charge for the closure of 25 Target Optical locations in the first quarter of fiscal 2004.

     In the first quarter of fiscal 2004 compared to the same period last year, store payroll and rent and occupancy costs were $1.9 million and $0.6 million higher, respectively, to support the increase in net revenues. Store payroll and rent and occupancy costs, as a percent of net revenues, were lower in the first quarter of fiscal 2004, compared to the same period last year. Management bonus expense was $0.7 million higher in the first quarter of fiscal 2004, compared to the same period last year. Claims processing costs were $1.0 million higher in the first quarter of fiscal 2004, compared to the same period last year, primarily due to increased production and distribution expense for explanation of benefit statements, system support costs and systems amortization.

Things Remembered Segment

     Operating expenses were $43.1 million in the first quarter of fiscal 2004, compared to $42.3 million for the same period last year. Compared to the same period the previous year, operating expenses in the first quarter of fiscal 2004 increased by 2.0%. However, operating expenses as a percent of net revenues decreased 2.6 percentage points in the first quarter of fiscal 2004, compared to the same period last year.

     Management bonus expense was $0.5 million higher in the first quarter of fiscal 2004, compared to the same period last year. Store advertising and expenses to support direct channel were $0.5 million higher than last year in support of higher net revenues. Nonstore field expenses, including recruiting, travel and meetings, were $0.2 million higher than the same period last year. Things Remembered recorded lower store payroll costs in the first quarter of fiscal 2004, compared to the same period last year due to fewer stores operating and lower workers compensation costs. Store payroll costs, as a percent of net revenues, were lower in the first quarter of fiscal 2004, compared to the same period last year, due to improvements in productivity.

Operating Income(Loss)

Consolidated Operations

     Operating income was $2.9 million in the first quarter of fiscal 2004 compared to a $2.5 million loss in the first quarter of fiscal 2003. The improvement was due to higher operating income at Cole Vision, a lower operating loss at Things Remembered and lower unallocated corporate expenses, compared to the same period last year.

Cole Vision Segment

     Operating income at Cole Vision was $12.7 million in the first quarter of fiscal 2004, compared to $9.3 million in the first quarter of fiscal 2003. The increase in operating income at Cole Vision in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003 was due to higher net revenues at Cole Licensed Brands and revenue increases from managed vision care programs as well as improvements in operating expenses as a percent of net revenues. These improvements were partially offset by costs related to store closure at Target Optical, higher claims processing costs and higher management bonus expenses.

Things Remembered Segment

     Operating loss at Things Remembered was $1.1 million in the first quarter of fiscal 2004, compared to $2.6 million in the first quarter of fiscal 2003. The improvement in operating results at Things Remembered was due to higher net revenues, improvements in the gross margin rate and lower operating costs as a percent of net revenues.

Interest and Other (Income) Expense

     Interest and other (income) expense, net, was $6.3 million in the first quarter of fiscal 2004, compared to $5.5 million in the first quarter of fiscal 2003. The Company recorded interest expense of $6.3 million and $6.4 million in the first quarter of fiscal 2004 and fiscal 2003, respectively. Interest and other (income) was $0.0 million and ($0.9) million in the first quarter of fiscal 2004 and fiscal 2003, respectively. Included in these amounts, the Company recorded a foreign currency loss of $0.4 million primarily related to its investment in notes and interest receivable from Pearle Europe in fiscal 2004, compared to a gain of $0.1 million in the first quarter of fiscal 2003. Interest income from the Company’s investment in notes receivable from Pearle Europe, totaled $0.1 million and $0.5 million in the first quarter of fiscal 2004 and fiscal 2003, respectively. During fiscal 2003 the Company received repayment of interest and principal from Pearle Europe which reduced notes and interest receivables. Interest income, primarily from temporary investments and franchise interest income, totaled $0.3 million in the first quarter of fiscal 2004 and fiscal 2003.

Income Tax Rate

     The effective income tax rate was 86.0% in the first quarter of fiscal 2004 compared to 20.0%, in the first quarter of fiscal 2003. The higher effective tax rate in the first quarter of fiscal 2004, compared to the first quarter of fiscal 2003 was primarily due to the expected full year results and the non-deductibility of certain expenses. In accordance with Federal Regulation 1.263(a)-5, which was effective December 31, 2003, the Company has estimated that most transaction costs incurred in connection with the Luxottica merger are not deductible. Further determination of the deductibility of these transaction costs could result in a future change in the estimated effective income tax rate.

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

First Quarter
2004
(Dollars in thousands)
Current year same store sales	$266,533
Prior year same store sales	251,695
Percent change	5.9%
Current year same store sales	$266,533
Adjustment for:
Sales at new and closed stores	2,638
Deferred revenue	(1,679)
Order vs. customer receipt	(1,788)
Returns, remakes and refunds	(519)
Other	39

Store sales	265,224
Nonstore revenues	51,677
Intercompany eliminations	(9,249)

GAAP Basis Net revenue	$307,652

Liquidity and Capital Resources

     The Company’s primary source of liquidity is funds provided from operations of its operating subsidiaries. In addition, its wholly owned subsidiary, Cole National Group, Inc., and its operating subsidiaries have a working capital line of credit. As of the end of the first quarter of fiscal 2004, the total commitment was $60.0 million and availability under the credit facility totaled $45.9 million after reduction for $14.1 million under letters of credit. There were no working capital borrowings outstanding at any time during the first three months of fiscal 2004 or fiscal 2003.

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

     On November 3, 2003, the Company entered into an agreement with a bank to provide documentary letters of credit for import inventory purchases not to exceed $7.0 million. The letters of credit are secured by the inventory purchased. As of May 1, 2004, the Company has $1.4 million outstanding under this facility.

     The indentures pursuant to which the 8-5/8% notes and the 8-7/8% notes were issued contain certain optional and mandatory redemption features and other financial covenants, including restrictions on the ability of Cole National Group to incur additional indebtedness, pay dividends or make other restricted payments to the Company. The indentures also permit payments to the Company for certain tax obligations and for administrative expenses not to exceed 0.25% of net sales. See Note 3 of the Notes to Condensed Consolidated Financial Statements. Following the consummation of the Luxottica merger, the holders of the 8-5/8% notes and the 8-7/8% notes will have the right to put the notes to Cole National Group at a price of 101% of par plus accrued interest. If the holders exercise such right, Cole National Group may be required to obtain financing from its parent or a third party to satisfy such obligation.

     No significant principal payment obligations are due under the Company’s outstanding indebtedness until April 2005, when a $1.0 million principal payment is due under a 5.0% promissory note, with annual $1.0 million principal payments due on the anniversary date of the note in each successive year through 2009. The 8-5/8% senior subordinated note of $125.0 million is due in 2007. The ability of the Company and its subsidiaries to satisfy their obligations will be primarily dependent upon the future financial and operating performance of the subsidiaries and upon the Company’s ability to renew or refinance borrowings or raise additional capital through equity financing or sales of assets.

Cash Flows from Operating Activities

     Cash and cash equivalents were $65.3 million at May 1, 2004 compared to $29.5 million at May 3, 2003. Operations generated net cash of $0.2 million in the first quarter of fiscal 2004 and used $4.8 million in the first quarter of fiscal 2003. The Company incurred a net loss in the first quarter of fiscal 2004 and fiscal 2003, which is described above in the Results of Operations section of this report. Depreciation and amortization was $9.7 million and $9.3 million in the first quarter of fiscal 2004 and fiscal 2003, respectively. The increase in the first quarter of fiscal 2004, compared to the first quarter of fiscal 2003, was primarily due to higher systems amortization. Noncash charges related to store closing and impairment losses were $1.0 million and $0 in the first quarter of fiscal 2004 and 2003, respectively. The increase was related to the write-off of assets and fixtures for the Target Optical stores closed in the first quarter of fiscal 2004. Changes in deferred income tax benefit were $2.6 million and $2.7 million in the first quarter of fiscal 2004 and fiscal 2003, respectively. The change was primarily due to the tax benefit generated from the Company’s operating results. Noncash compensation was $1.0 million and $0.4 million in the first quarter of fiscal 2004 and fiscal 2003, respectively. The increase was primarily due to compensation expense for variable stock options.

     Changes in working capital resulted in a use of funds totaling $8.8 million in the first quarter of fiscal 2004, compared to $5.0 million in the first quarter of fiscal 2003. Changes in accounts and notes receivable resulted in a source of funds totaling $0.5 million in the first quarter of fiscal 2004 and a use of funds totaling $3.8 million in the same period last year. The change in the first quarter of fiscal 2004 was primarily due to receipt of insurance reimbursements related to the restatement of the Company’s financial statements offset by revenue increases at Cole Managed Vision and Cole Licensed Brands. The change in the first quarter of fiscal 2003 was due to increased revenues at both Cole Licensed Brands and Cole Managed Vision. Inventories used $3.3 million and $13.1 million in the first quarter of fiscal 2004 and fiscal 2003, respectively. The increase in the first quarter of fiscal

2004 was primarily due to higher inventory at both Things Remembered and Cole Licensed Brands due to an increase in premium product. The increase in the first quarter of fiscal 2003 was due to earlier new product introduction at Cole Licensed Brands and Things Remembered, an increased mix of premium products and additional inventory needed to support the increase in store count at Cole Licensed Brands. Changes in accounts payable and other liabilities resulted in a use of funds totaling $5.6 million and a source of funds totaling $11.4 million in the first quarter of fiscal 2004 and fiscal 2003, respectively. The change in 2004 was primarily due to the timing of purchases and the change in 2003 was due to the timing of purchases and payments, increases in liabilities for legal and audit costs related to the restatement of the Company’s financial statements, increases in liabilities for the settlement of the class action lawsuit, increases in advertising, fringe benefits, workers compensation and deferred revenues.

Cash Flows from Investing Activities

     Net cash from investing activities resulted in a use of funds of $5.5 million in the first quarter of fiscal 2004, compared to $9.9 million in the first quarter of fiscal 2003. Capital expenditures, which accounted for most of the cash used for investing activities, were $5.1 million and $7.5 million in the first quarter of fiscal 2004 and fiscal 2003, respectively. The majority of capital expenditures were for remodeling of existing stores and store fixtures, equipment and leasehold improvements for new stores in both years. The reduction in capital expenditures was primarily due to lower capital spending for remodeling at Things Remembered and lower spending at Cole Licensed Brands. The Company paid $0.3 million and $2.2 million for systems development costs in the first quarter of fiscal 2004 and fiscal 2003, respectively. Systems development in the first quarter of fiscal 2003 was primarily for the Company’s Patriot Claims System.

Cash Flows from Financing Activities

     Net cash provided by financing activities totaled $11.3 million in the first quarter of fiscal 2004 compared to $2.1 million in the first quarter of fiscal 2003. Changes in overdraft balances provided $16.3 million in the first quarter of fiscal 2004 compared to $2.1 million in the first quarter of fiscal 2003. The change in overdraft balances was due to the timing of payments. The Company made a $5.0 million principal payment due under a 5.0% promissory note in the first quarter of fiscal 2004.

     The Company believes that funds provided from operations, including cash on hand, along with funds available under the credit facility will provide adequate sources of liquidity to allow its operating subsidiaries to continue to expand the number of stores and to fund capital expenditures and systems development costs.

Off-Balance Sheet Arrangements and Contractual Obligations

     The Company leases a substantial portion of its equipment and facilities including laboratories, office and warehouse space, and retail locations. In addition, Cole Vision operates departments in various host stores and pays occupancy costs solely as a percentage of revenues. A more complete discussion of the Company’s lease and license commitments is included in Note 7 of the Notes to Condensed Consolidated Financial Statements.

     The Company guarantees future minimum lease payments for certain store locations leased directly by Pearle franchisees. The term of these guarantees range from one to ten years and many are limited to periods that are less than the full term of the leases involved. A more complete discussion of the Company’s guarantees is included in Note 7 of the Notes to Condensed Consolidated Financial Statements.

     In fiscal 2003, the Company entered into an agreement to guarantee a portion of the amount owed to a bank by a franchisee as a result of a loan granted in connection with the purchase of five stores. The guaranteed amount equals the cumulative value of the store assets. The Company is released from its obligation once the landlords of the store locations execute subordination agreements or the bank is granted access to the store assets in the event of the default by the franchisee. The Company received four executed subordination agreements as of May 1, 2004. The maximum exposure under the agreement is $47,000 as of May 1, 2004.

     Agreements between HAL Holding N.V. (“HAL”), the Company and members of Pearle Europe management require HAL and the Company to periodically offer to purchase Pearle Europe shares held by the members of Pearle Europe Management. These offers are required to be made in May 2005 and biannually in May commencing in 2007. The obligations to fund the purchase of any shares as to which the offer to purchase is accepted are pro rata to HAL and to the Company based on their respective ownership interests on the date of the offer. As of May 1, 2004, on a fully diluted basis, the Company’s ownership interest in

Pearle Europe is 21.1%, HAL’s ownership interest in Pearle Europe is approximately 78.3% and the Pearle Europe management team owns the remaining 0.6% interest or 590 shares.

Significant Accounting Policies

     The Company’s significant accounting policies are discussed in the Notes to the Consolidated Financial Statements that are included in the Company’s 2003 Annual Report on Form 10-K/A that is filed with the Securities and Exchange Commission. In most cases, the accounting policies utilized by the Company are the only ones permissible under U.S. Generally Accepted Accounting Principles for businesses in our industry. However, the application of certain of these policies requires significant judgments or a complex estimation process that can affect the results of operations and financial position of the Company, as well as the related footnote disclosures. The Company bases its estimates on historical experience and other assumptions that it believes are reasonable. If actual amounts are ultimately different from previous estimates, the revisions are included in the Company’s results of operations for the period in which the actual amounts become known. The accounting policies and estimates that can have a significant impact on the operating results, financial position and footnote disclosures of the Company are described in the Management Discussion and Analysis in the Company’s 2003 Annual Report on Form 10-K/A.

Certain Operating and Expense Trends

     As discussed in this report, same store sales in the Company’s vision segment experienced increases in the first quarter of 2004 ranging from strong double-digit increases at Target Optical and BJ’s Optical to low single digit increases at Pearle Vision. Same store sales increases were generally stronger in February and March than in April, when the Company’s vision segment experienced a weakening of same store sales. This trend continued in May, the first month of the second quarter of 2004, when same store sales in the Company’s vision segment experienced declines in the mid single digits. Things Remembered experienced same store sales increases in May in the low single digits. There can be no assurance that these same store sales trends will continue for the remainder of the second quarter of 2004, or for the remainder of the fiscal year.

     Costs associated with the California litigation, the merger agreement with Luxottica and compliance with the FTC’s request for additional information and documentary material with respect to the Luxottica merger and the SEC investigation are expected to continue in fiscal 2004. However, many of the unusual expenses, such as the costs related to the settlement of stockholder litigation and restatement audit fees are not expected to recur. Although there can be no assurances as to the improvement in same store sales trends, the Company believes its profit performance will improve in fiscal 2004 as a result of revenue growth, expense controls and the non-recurrence of the aforementioned unusual expenses.

Forward Looking Statements

     The Company’s expectations and beliefs concerning the future contained in this document are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve risks, uncertainties and other factors that could cause actual results to differ materially from those which are anticipated. Such risks and uncertainties include, but are not limited to, risks that the Luxottica merger will not be completed, risks that stockholder approval may not be obtained for the Luxottica merger, legislative or regulatory developments that could have the effect of delaying or preventing the Luxottica merger, uncertainties as to whether any transaction will be entered into with Moulin or, if entered into, will be consummated, fluctuations in exchange rates, liquidity and financial condition such as risks associated with potential adverse consequences of the restatement of the Company’s financial statements, including those resulting from litigation or government investigations, restrictions or curtailment of the Company’s credit facility and other credit situations, costs and other effects associated with the California litigation, the timing and achievement of improvements in the operations of the optical business, the results of Things Remembered, which is highly dependent on the fourth quarter holiday season, the nature and extent of disruptions of the economy from terrorist activities or major health concerns and from governmental and consumer responses to such situations, the actual utilization of Cole Managed Vision funded eyewear programs, the success of new store openings and the rate at which new stores achieve profitability, the Company’s ability to select, stock and price merchandise attractive to customers, success of systems development and integration, costs and other effects associated with litigation, competition in the optical industry, integration of acquired businesses, economic and weather factors affecting consumer spending, operating factors affecting customer satisfaction, including manufacturing quality of optical and engraved goods, the Company’s relationships with host stores, franchisees, and managed care clients, the mix of goods and services sold, pricing and other competitive factors, and the seasonality of the Company’s business.

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

     In addition, the Company is exposed to changes in the fair value of its debt portfolio, primarily resulting from the effects of changes in interest rates. The Company utilizes interest rate swaps to manage its exposure. Management believes that its use of these financial instruments is in the Company’s best interest. These agreements require the Company to pay an average floating interest rate based on six month LIBOR plus 4.5375% to a counter party while receiving a fixed rate on $50.0 million of the Company’s $125.0 million 8-5/8% Senior Subordinated Notes due 2007. The agreements mature August 15, 2007 and qualify as fair value hedges. The LIBOR rate is reset in arrears in February and August of each year. For the first quarter of fiscal 2004, the market rate for six month LIBOR was 1.38%, which resulted in a rate of 5.9175% applied from February 17, 2004 through May 1, 2004.

     A change in six-month LIBOR would affect the interest cost associated with the $50.0 million notional value of the swap agreements. A 50% change (approximately 69 basis points) in the market rates of interest for six month LIBOR as compared to the 5.9175% rate in effect for the first quarter of fiscal 2004 would increase the Company’s annual interest cost by $0.3 million.

     The Company does not enter into financial instruments for trading purposes.

Item 4. Controls and Procedures

     (a) Attached as Exhibits 31.1 and 31.2 to this Quarterly Report are certifications of the Company’s Chief Executive Officer and Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certification”). This portion of the Company’s Quarterly Report on Form 10-Q is the disclosure of the results of the control evaluation referred to in paragraphs (4) and (5) of the Section 302 Certification and should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.

     The Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, of the design, operation and effectiveness of the Company’s disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer concluded that based on such evaluation, as of May 1, 2004, the Company’s disclosure controls and procedures were effective and reasonably designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

     (b) Based on evaluation, there have not been any changes in the Company’s internal control over financial reporting or in other factors during the quarter ended May 1, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

     Cole National Group has been named as a defendant along with numerous other retailers, in patent infringement litigation challenging the defendants’ use of bar code technology in the United States District Court of Arizona, known as Lemelson Medical, Education & Research Foundation, Limited Partnerships v. CompUSA, Inc. et. al., No. Civ. 00-0663. A stay of the proceeding has been sought and was granted, in deference to prior pending declaratory judgment suits brought by the manufacturers and suppliers of the implicated technology seeking to declare the patents in suit invalid, unenforceable and not infringed. On January 23, 2004, a court in Nevada entered a memorandum of decision in favor of the manufacturers declaring the Lemelson patents unenforceable and not infringed. This judgment is expected to be appealed by the Lemelson Partnership, and the Arizona infringement litigation against Cole National Group will remain stayed pending the final resolution of any such appeal; however, this trial court decision favors the Company and its defenses. Cole National Group believes it has available defenses and does not expect any liability. However, if Cole National Group were to be found liable for an infringement, it might have a material adverse effect on the Company’s operating results and cash flow in the period incurred.

     See Note 8 of Notes to Consolidated Financial Statements for further discussion of these legal proceedings.

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

     The Company filed a Form 8-K (Item 5 and 7) on May 13, 2004 announcing that Moulin International Holdings Limited had informed the Company that one of its financing sources was not prepared to provide senior debt financing on the terms originally proposed which were contemplated in Moulin’s acquisition proposal.

     The Company filed a Form 8-K (Item 5 and 7) on April 20, 2004 announcing the Board’s decision to authorize discussions with Moulin International Holdings Limited.

     The Company filed a Form 8-K (Item 7 and 12) on April 19, 2004 announcing that the Company had received an unsolicited acquisition proposal and postponing the Special Meeting of Stockholders to consider and vote on the Luxottica merger.

     The Company filed a Form 8-K (Item 7 and 12) on April 13, 2004 announcing financial results for the fourth fiscal quarter 2003 and for fiscal year 2003.

     The Company filed a report on Form 8-K (Items 5 and 7) on March 30, 2004 announcing that the Federal Trade Commission had requested additional information related to the Luxottica merger.

     The Company filed a report on Form 8-K (Items 5 and 7) on March 10, 2004 announcing that it had extended the Target Optical contract.

     The Company filed a report on Form 8-K (Items 5 and 7) on March 2, 2004 announcing that it had scheduled a Special Meeting of Stockholders to consider and vote on the Luxottica merger.

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

Ann M. Holt
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

Date:   June 7, 2004

COLE NATIONAL CORPORATION
FORM 10-Q
QUARTER ENDED MAY 1, 2004

EXHIBIT INDEX

Exhibit
Number	Description

31.1†	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2†	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.