Form 10-Q
period 2004-07-31
COLE NATIONAL CORP /DE/
filed 2004-09-07
CIK 769644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2004

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

     As of August 27, 2004, 16,950,098 shares of the registrant’s common stock were outstanding.

COLE NATIONAL CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JULY 31, 2004
INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

COLE NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	July 31,	August 2,	January 31,
	2004	2003	2004
Assets
Current assets:
Cash and cash equivalents	$63,975	$17,074	$59,184
Accounts receivable, less allowances of $4,239, $3,455 and $3,449, respectively	62,007	57,388	55,266
Current portion of notes receivable, less allowances of $852, $427 and $571.	8,719	6,249	2,047
Inventories	119,932	130,727	120,927
Prepaid expenses and other	23,725	23,316	25,674
Deferred income taxes	34,195	31,414	34,194

Total current assets	312,553	266,168	297,292
Property and equipment, at cost	330,109	330,916	318,389
Less - accumulated depreciation and amortization	(212,656)	(209,033)	(199,987)

Total property and equipment, net	117,453	121,883	118,402
Notes receivable, excluding current portion, less allowances of $829, $2,384 and $2,287, respectively	4,838	24,036	11,348
Deferred income taxes	32,474	36,517	35,509
Other assets	42,030	54,674	46,442
Other intangibles, net	49,121	50,425	49,773
Goodwill, net	85,734	85,713	85,734

Total assets	$644,203	$639,416	$644,500

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,614	$5,250	$5,608
Accounts payable	65,365	68,687	61,180
Accrued interest	7,752	7,990	8,111
Accrued liabilities	95,771	93,842	96,847
Accrued income taxes	2,255	6,504	3,208
Deferred revenue	42,161	39,855	41,122

Total current liabilities	214,918	222,128	216,076
Long-term debt, net of current portion	282,214	280,992	284,229
Other long-term liabilities	39,690	40,675	37,979
Deferred revenue, long-term	12,558	12,567	12,129
Stockholders’ equity	94,823	83,054	94,087

Total liabilities and stockholders’ equity	$644,203	$639,416	$644,500

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

COLE NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003
Net revenues	$312,767	$307,659	$620,419	$595,908
Costs and expenses:
Cost of revenues	115,930	115,515	229,796	222,107
Operating expenses	183,656	193,300	374,498	377,488

Total costs and expenses	299,586	308,815	604,294	599,595

Operating income (loss)	13,181	(1,156)	16,125	(3,687)
Interest and other (income) expense:
Interest expense	6,382	6,327	12,709	12,715
Interest and other (income) expense, net	(580)	(1,975)	(578)	(2,882)

Total interest and other (income) expense, net	5,802	4,352	12,131	9,833

Income (loss) before income taxes	7,379	(5,508)	3,994	(13,520)
Income tax provision (benefit)	6,425	(21)	3,515	(1,622)

Net income (loss)	$954	$(5,487)	$479	$(11,898)

Earnings (loss) per common share:
Basic	$0.06	$(0.34)	$0.03	$(0.73)
Diluted	$0.05	$(0.34)	$0.03	$(0.73)
Weighted average shares:
Basic	16,880	16,330	16,815	16,317
Diluted	17,517	16,330	17,133	16,317

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

COLE NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Twenty-Six Week Period Ended
	July 31,	August 2,
	2004	2003
		As Restated,
		See Note 10)
Cash flows from operating activities:
Net income (loss)	$479	$(11,898)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	19,094	19,617
Store closing and impairment losses	1,000	—
Currency loss (gain) on Pearle Europe notes and interest	182	(1,067)
Deferred income tax provision (benefit)	3,036	(4,596)
Noncash compensation	638	1,391
Noncash interest and other, net	497	(743)
Increases (decreases) in cash resulting from changes in operating assets and liabilities:
Accounts and notes receivable, prepaid expenses and other assets	(5,461)	(5,971)
Inventories	997	(9,892)
Accounts payable, accrued liabilities and other liabilities	(5,587)	6,562
Accrued interest	(359)	(209)
Accrued and refundable income taxes	(954)	1,530

Net cash provided by (used for) operating activities	13,562	(5,276)

Cash flows from investing activities:
Purchases of property and equipment	(11,024)	(15,424)
Systems development costs	(1,198)	(4,308)
Acquisition of businesses	—	(4,056)
Investment and notes receivable in Pearle Europe	—	3,140

Net cash used for investing activities	(12,222)	(20,648)

Cash flows from financing activities:
Repayment of long-term debt	(5,295)	(119)
Increase in overdraft balances	3,605	824
Net proceeds from exercise of stock options and issuance of stock	4,933	382
Payment of deferred financing fees	—	(238)
Other, net	208	147

Net cash provided by financing activities	3,451	996

Cash and cash equivalents:
Net increase (decrease) during the period	4,791	(24,928)
Balance, beginning of period	59,184	42,002

Balance, end of period	$63,975	$17,074

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

Nature of Operations

     The Company is a specialty service retailer operating in both host and nonhost environments, whose primary lines of business are optical products and services and personalized gifts. The Company sells its products through 2,417 Company-owned retail locations and 484 franchised locations in 50 states, Canada, and the Caribbean. In connection with its optical business, the Company is a managed vision care benefits provider and claims payment administrator whose programs provide comprehensive eyecare benefits primarily marketed directly to large employers, health maintenance organizations (HMO) and other organizations. The Company has two reportable segments: Cole Vision and Things Remembered (see Note 6).

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

     A reconciliation of the changes in deferred revenue from the sale of warranty contracts and other deferred items follows (dollars in thousands):

	Twenty-Six Week Period Ended		Year Ended
	July 31,	August 2,	January 31,
	2004	2003	2004
Deferred revenues:
Beginning balance	$53,251	$49,573	$49,573
Warranty contracts sold	28,993	28,412	56,479
Other deferred revenue	1,585	1,304	3,264
Amortization of deferred revenue	(29,110)	(26,867)	(56,065)

Ending balance	$54,719	$52,422	$53,251

Cash Flows

     Net cash flows from operating activities reflect cash payments for income taxes and interest of $1.4 million and $12.6 million, respectively, for the 26 week period ended July 31, 2004 and $1.5 million and $12.3 million, respectively, for the 26 week period ending August 2, 2003.

     Overdrafts resulting from outstanding checks at the end of each reporting period are reclassified as current liabilities in either accounts payable or accrued expenses. This reclassification to accounts payable amounted to $24.9 million, $24.7 million and $21.1 million at July 31, 2004, August 2, 2003 and January 31, 2004, respectively, and to accrued expenses amounted to $3.6 million, $3.3 million and $3.8 million at July 31, 2004, August 2, 2003 and January 31, 2004, respectively.

Earnings Per Common Share

     Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the periods presented. Diluted earnings per common share also includes the dilutive effect of potential common shares (primarily dilutive stock options) outstanding for the periods presented. The effects of stock options have not been included in diluted loss per share as their effect would have been anti-dilutive. The number of anti-dilutive stock options were 115,664 and 2,078,867 for the 13 week periods ended July 31, 2004 and August 2, 2003, respectively. The number of anti-dilutive stock options were 426,564 and 2,131,739 for the 26 week periods ended July 31, 2004 and August 2, 2003, respectively. The following represents a reconciliation from basic earnings per share to diluted earnings per share:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	July 31,	August 2,	July 31,	August 2,
(In thousands, except per share amounts)	2004	2003	2004	2003
Determination of shares:
Average common shares outstanding	16,880	16,330	16,815	16,317
Assumed conversion of dilutive stock options and awards	637	—	318	—

Diluted average common shares outstanding	17,517	16,330	17,133	16,317

Basic earnings (loss) per common share	$0.06	$(0.34)	$0.03	$(0.73)
Diluted earnings (loss) shares per common share	$0.05	$(0.34)	$0.03	$(0.73)

Total Comprehensive Income (Loss)

     Total comprehensive income (loss) for the 13 and 26 week periods ended July 31, 2004 and August 2, 2003 is as follows (dollars in thousands):

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003
Net income (loss)	$954	$(5,487)	$479	$(11,898)
Translation income (loss)	40	(26)	14	444

Total comprehensive income (loss)	$994	$(5,513)	$493	$(11,454)

Stock- Based Compensation

     At July 31, 2004, the Company has various stock-based employee compensation plans which are described more fully in Note 7 of the Notes to Consolidated Financial Statements in the Company’s 2003 Annual Report on Form 10-K/A. The Company accounts for those plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting For Stock Issued to Employees”, and related Interpretations. In connection with the variable stock options, compensation (income) expense of ($0.4) million and $0.5 million has been recorded for the 13 and 26 week period ended July 31, 2004, respectively, due to the exercise of variable stock options at a price lower than the amount recorded in the first quarter of fiscal 2004. No stock-based employee compensation expense for variable stock options was recorded in the 13 and 26 week period ended August 2, 2003.

     The following table illustrates the pro forma effect on net income and earnings per share of the Company had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”.

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	July 31,	August 2,	July 31,	August 2,
(In thousands, except per share amounts)	2004	2003	2004	2003
Net income (loss), as reported	$954	$(5,487)	$479	$(11,898)
Additions for stock-based employee compensation expense included in reported net income (loss), net of related taxes	(231)	520	411	868
Deductions for total stock-based employee compensation expense determined under fair value based method for all awards, net of related taxes	(407)	(756)	(766)	(1,550)

Net income (loss), pro forma	$316	$(5,723)	$124	$(12,580)

Basic earnings (loss) per common share
As reported	$0.06	$(0.34)	$0.03	$(0.73)
Pro forma	$0.02	$(0.35)	$0.01	$(0.77)
Diluted earnings (loss) per common share
As reported	$0.05	$(0.34)	$0.03	$(0.73)
Pro forma	$0.02	$(0.35)	$0.01	$(0.77)

Notes Receivable

     In July 2004, the Company received a request from Pearle Europe to permit the early repayment in full of principal and interest on the one remaining note receivable due 2009. The Company agreed to the early repayment and it is expected to be received in the third quarter of fiscal 2004. The $5.6 million note and interest receivable, which had been included in long-term notes receivable, were included in current portion of notes receivables in the accompanying balance sheet as of July 31, 2004.

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

     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) was signed into law. In accordance with FASB Staff Position 106-1 (FSP FAS 106-1), the Company’s measurement of the accumulated postretirement benefit obligation and net periodic benefit cost in the consolidated financial statements do not reflect the effects of the Act on the Company’s postretirement benefit plan because the Company has not concluded whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the act. The FASB has since issued FSP FAS 106-2, which supersedes FSP FAS 106-1, and is effective for the Company’s third quarter beginning August 1, 2004. The Company has not yet determined whether it will be using retroactive or prospective adoption.

(2) Goodwill and Other Intangible Assets

     Goodwill and tradenames are tested at least annually for impairment and are not amortized. All other intangible assets with finite lives are amortized over their estimated useful economic lives based on management’s estimates of the period that the assets will generate revenue. Other intangible assets consist of (dollars in thousands):

	July 31,	August 2,	January 31,
	2004	2003	2004
Non-amortizable:
Tradename	$49,460	$49,460	$49,460

Amortizable:
Noncompete agreements	320	320	320
Contracts	8,947	8,947	8,947
Customer records	9	9	9

Total amortizable	9,276	9,276	9,276

Accumulated amortization	(9,615)	(8,311)	(8,963)

Other intangibles, net	$49,121	$50,425	$49,773

     During the first quarter of fiscal 2003, the Company purchased the operations of three Sears Optical departments in California for a total purchase price of $242,500. The amount allocated to the tangible fixed assets acquired including exam equipment and inventory was $29,500. The remainder of the purchase price was allocated to intangible assets under the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations”. Goodwill related to this transaction was $124,000 and noncompete agreements and customer records totaled $89,000. The additional changes in the carrying amount of goodwill were due to foreign currency translation at Cole Vision. The net carrying amount of goodwill at July 31, 2004, by business segment was $64.3 million at Cole Vision and $21.4 million at Things Remembered.

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

     No significant principal payment obligations are due under the Company’s outstanding indebtedness until April 2005, when a $1.0 million principal payment is due under a 5.0% promissory note discussed above, with annual $1.0 million principal payments due on the anniversary date of the note in each successive year through 2009. The $125.0 million of 8-5/8% Senior Subordinated Notes is due in 2007. Following the consummation of the merger with Luxottica Group S.p.A. (see Note 9 of the Notes to Condensed Consolidated Financial Statements), the holders of the 8-5/8% notes and the 8-7/8% notes will have the right to put the notes to Cole National Group at a price of 101% of par plus accrued interest.

     During the third quarter of fiscal 2002, the Company entered into interest rate swap agreements to take advantage of favorable market interest rates. These agreements require the Company to pay an average floating interest rate based on six-month LIBOR plus 4.5375% to a counter party while receiving a fixed interest rate on a portion of Cole National Group’s $125.0 million of 8-5/8% Senior Subordinated Notes due 2007. The counter party is a major commercial bank. The agreements mature August 15, 2007 and qualify as fair value hedges. The aggregate notional amount of the interest rate swap agreements is $50.0 million. At July 31, 2004, the floating rate of the swaps was approximately 6.5% and the fair value of the swap agreements was an unrealized gain of approximately $0.1 million. There was no impact to earnings in the first six months of fiscal 2004 due to hedge ineffectiveness.

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

     The credit facility requires the principal operating subsidiaries of Cole National Group to comply with various operating covenants that restrict corporate activities, including covenants restricting the ability of the subsidiaries to incur additional indebtedness, pay dividends, prepay subordinated indebtedness, dispose of certain investments or make acquisitions. The credit facility also requires Cole National Group to comply with certain financial covenants, including covenants regarding interest coverage and maximum leverage. Cole National Group is in compliance with the covenants in the credit agreement as of July 31, 2004.

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

     As of July 31, 2004, the total availability under the credit facility totaled $43.7 million after reduction for commitments outstanding of $16.3 million under letters of credit. There were no working capital borrowings under the credit facility outstanding as of July 31, 2004 and August 2, 2003 and there were no borrowings during the first six months of fiscal 2004 and fiscal 2003.

     The Company has an agreement with a bank to provide documentary letters of credit for import inventory purchases not to exceed $7.0 million. The letters of credit are secured by the inventory purchased. As of July 31, 2004, the Company had $3.8 million outstanding under this facility.

(5) Retirement Plans

     The Company uses a December 31 measurement date for its plans. Net pension expense and postretirement expense for the 13 and 26 week periods ended July 31, 2004 and August 2, 2003 are as follows (dollars in thousands):

	Pension Benefits		Postretirement Benefits
	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003
Service cost - benefits earned during the period	$140	$119	$—	$—
Interest cost on the projected benefit obligation	1,373	1,303	80	60
Expected return on plan assets	(1,244)	(1,080)	—	—
Recognized net actuarial (gain) loss	1,092	434	49	34
Amortization of initial asset	(80)	(80)	—	—
Amortization of prior service cost	—	—	3	2

Net expense (income)	$1,281	$696	$132	$96

     The Company previously disclosed in its financial statements for the year ended January 31, 2004, that it expected to contribute $7.5 million to its pension plan in 2004. As of July 31, 2004, $1.8 million of contributions have been made. The Company presently anticipates contributing an additional $3.7 million to fund its pension plan in 2004 for a total of $5.5 million. The decrease in expected funding for fiscal 2004 is due to passage of further pension relief by Congress.

(6) Segment Information

     Information on the Company’s reportable segments is as follows (dollars in thousands):

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003
Net revenues:
Cole Vision	$232,854	$228,832	$482,787	$462,373
Things Remembered	79,913	78,827	137,632	133,535

Total net revenues	$312,767	$307,659	$620,419	$595,908

Operating income (loss):
Cole Vision	$9,630	$3,192	$22,318	$12,468
Things Remembered	11,790	9,940	10,725	7,360

Total segment operating income	21,420	13,132	33,043	19,828
Unallocated corporate expenses	8,239	14,288	16,918	23,515

Total operating income (loss)	13,181	(1,156)	16,125	(3,687)
Interest and other (income) expense, net	5,802	4,352	12,131	9,833

Income (loss) before income taxes	$7,379	$(5,508)	$3,994	$(13,520)

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

     The Company guarantees future minimum lease payments for certain store locations leased directly by franchisees. These guarantees totaled approximately $12.2 million, $13.3 million and $13.4 million as of July 31, 2004, August 2, 2003 and January 31, 2004, respectively. Performance under a guarantee by the Company is triggered by default of a franchisee in their lease commitment. Generally, these guarantees also extend to payments of taxes and other normal expenses payable under these leases, the amounts of which are not readily quantifiable.

     In fiscal 2003, the Company entered into an agreement to guarantee a portion of the amount owed to a bank by a franchisee as a result of a loan granted in connection with the purchase of five stores. The guaranteed amount equals the cumulative value of the store assets. The Company is released from its obligation once the landlords of the store locations execute subordination agreements or the bank is granted access to the store assets in the event of the default by the franchisee. The Company received four executed subordination agreements as of July 31, 2004. The maximum exposure under the agreement is $47,000.

     Agreements between HAL Holding N.V. (“HAL”), the Company and members of Pearle Europe management require HAL and the Company to periodically offer to purchase Pearle Europe shares held by the members of Pearle Europe Management. These offers are required to be made in May 2005 and biannually in May commencing in 2007. The obligations to fund the purchase of any shares as to which the offer to purchase is accepted are pro rata to HAL and to the Company based on their respective ownership interests on the date of the offer. As of July 31, 2004, on a fully diluted basis, the Company’s ownership interest in Pearle Europe is 21.1%, HAL’s ownership interest in Pearle Europe is approximately 78.3% and the Pearle Europe management team owns the remaining 0.6% interest, or 590 shares.

(8) Legal Proceedings

     On July 14, 2004, a Company shareholder filed a shareholders’ class action complaint against the Company, its directors, and Luxottica Group S.p.A. (“Luxottica”). The complaint alleges, among other things, that the individual defendants breached their fiduciary duties as directors and/or officers to the Company by causing the Company to enter into an agreement to be acquired by Luxottica for $22.50 per share “without having exposed the Company to the marketplace through fair and open negotiations with all potential bidders and/or an active market check or open auction for sale of the company.” The complaint seeks preliminary and permanent injunctive relief against the merger, rescission of the merger if it is consummated, and/or damages and other associated relief. The Company believes that the action is without merit.

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

     Cole National Group, Inc. has been named as a defendant along with numerous other retailers, in patent infringement litigation challenging the defendants’ use of bar code technology. A stay of the proceeding has been sought and was granted, in deference to prior pending declaratory judgment suits brought by the manufacturers and suppliers of the implicated technology seeking to declare the patents in suit invalid, unenforceable and not infringed. On January 23, 2004, a court in Nevada entered a memorandum of decision in favor of the manufacturers declaring the patents unenforceable and not infringed. This judgment has been appealed, and the infringement litigation against Cole National Group will remain stayed pending the final resolution of the appeal. Cole National Group, Inc. believes it has available defenses and does not expect any liability. However, if Cole National Group, Inc. were to be found liable for an infringement, it might have a material adverse effect on its operating results and cash flow in the period incurred.

     In the ordinary course of business, the Company is involved in various other legal proceedings. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations, liquidity or financial position of the Company.

(9) Luxottica Merger Agreement

     On January 23, 2004, the Company and Luxottica Group S.p.A. (“Luxottica”) entered into a merger agreement (the “Luxottica merger agreement”) pursuant to which a subsidiary of Luxottica would be merged with and into the Company and the Company would thereafter become a subsidiary of Luxottica. Under the Luxottica merger agreement, Luxottica would acquire all of the outstanding shares of the Company in a merger for a cash price of $22.50 per share, together with the purchase of all outstanding options and similar equity rights at the same price per share, less their respective exercise price. On June 2, 2004, the Company and

Luxottica entered into the first of two amendments to the Luxottica merger agreement. Under the first amendment to the Luxottica merger agreement, the original $22.50 per share cash merger consideration would be increased by an amount equal to 4% per annum from the date on which the Company’s stockholders approve the Luxottica merger agreement, as amended, through the closing date of the merger, subject to certain conditions. On July 14, 2004, the Company amended its merger agreement with Luxottica once again. Under the Luxottica merger agreement, as amended, the original $22.50 per share cash merger consideration to be paid by Luxottica was increased to $27.50 per share in cash, plus an additional amount equal to 4% per annum from the date of stockholder approval through the closing date of the merger. On July 22, 2004, at the 2004 annual meeting of the Company’s stockholders which was held on July 20, 2004 and subsequently adjourned to July 22, 2004, the Company received votes from a majority of the outstanding shares to approve the Luxottica merger agreement, as amended. Based upon the $27.50 price, the total purchase price of the Company’s outstanding shares and related equity rights is approximately $495 million, plus an amount equal to 4% per annum from July 22, 2004 through the date of closing.

     The Luxottica merger is subject to the satisfaction of customary conditions, including compliance with applicable antitrust clearance requirements. On February 27, 2004, the Company and Luxottica filed pre-merger notifications with the U.S. antitrust authorities pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“the HSR Act”). On March 30, 2004, the Company and Luxottica jointly announced that they had received a request from the Federal Trade Commission (the “FTC”) for additional information and documentary material with respect to the Luxottica merger. Luxottica and the Company completed their required information submissions and related certifications to the FTC in connection with its antitrust review on July 19, 2004 and have committed to the FTC not to close the transaction before September 30, 2004, without its consent. The Luxottica merger is expected to close in the second half of 2004.

(10) Restatement of Cash Flows

     Subsequent to the issuance of the fiscal 2003 condensed consolidated financial statements, the Company determined that certain components in its condensed consolidated statement of cash flows for fiscal 2003 were incorrectly classified. Mistakes were discovered in the calculation of the fiscal 2002 overdraft balance resulting in misstatements of changes in accounts payable, accrued liabilities and other liabilities within cash flows from operating activities with corresponding misstatements of changes in overdraft balances within cash flows from financing activities. Certain other individually insignificant items for fiscal 2003 were also incorrectly classified. As a result, the accompanying condensed consolidated statement of cash flows for the first half of fiscal 2003 has been restated from the amounts previously reported to decrease cash flows from operating activities by $4.4 million, increase cash flows from investing activities by $0.7 million, and increase cash flows from financing activities by $3.7 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Subsequent to the issuance of the Company’s condensed consolidated financial statements for fiscal 2003, the Company determined that certain components in its condensed consolidated statement of cash flows for fiscal 2003 were incorrectly classified. As a result, the accompanying condensed consolidated statement of cash flows for the first six months of fiscal year 2003 has been restated from the amounts previously reported. See Note 10 of the Notes to the Condensed Consolidated Financial Statements for a summary of the significant effects of the restatement. This management’s discussion and analysis of financial condition and results of operations reflects the effect of the restatement.

     On January 23, 2004, the Company and Luxottica Group S.p.A. (“Luxottica”) entered into a merger agreement (the “Luxottica merger agreement”) pursuant to which a subsidiary of Luxottica would be merged with and into the Company and the Company would thereafter become a subsidiary of Luxottica. Under the Luxottica merger agreement, Luxottica would acquire all of the outstanding shares of the Company in a merger for a cash price of $22.50 per share, together with the purchase of all outstanding options and similar equity rights at the same price per share, less their respective exercise price. On June 2, 2004, the Company and Luxottica entered into the first of two amendments to the Luxottica merger agreement. Under the first amendment to the Luxottica merger agreement, the original $22.50 per share cash merger consideration would be increased by an amount equal to 4% per annum from the date on which the Company’s stockholders approve the Luxottica merger agreement, as amended, through the closing date of the merger, subject to certain conditions. On July 14, 2004, the Company amended its merger agreement with Luxottica once again. Under the Luxottica merger agreement, as amended, the original $22.50 per share cash merger consideration to be paid by Luxottica was increased to $27.50 per share in cash, plus an additional amount equal to 4% per annum from the date of stockholder approval through the closing date of the merger. On July 22, 2004, at the 2004 annual meeting of the Company’s stockholders which was held on July 20, 2004 and subsequently adjourned to July 22, 2004, the Company received votes from a majority of the outstanding shares to approve the Luxottica merger agreement, as amended. Based upon the $27.50 price, the total purchase price of the Company’s outstanding shares and related equity rights is approximately $495 million, plus an amount equal to 4% per annum from July 22, 2004 through the date of closing.

     The Luxottica merger is subject to the satisfaction of customary conditions, including compliance with applicable antitrust clearance requirements. On February 27, 2004, the Company and Luxottica filed pre-merger notifications with the U.S. antitrust authorities pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“the HSR Act”). On March 30, 2004, the Company and Luxottica jointly announced that they had received a request from the Federal Trade Commission (the “FTC”) for additional information and documentary material with respect to the Luxottica merger. Luxottica and the Company completed their required information submissions and related certifications to the FTC in connection with its antitrust review on July 19, 2004 and have committed to the FTC not to close the transaction before September 30, 2004, without its consent. The Luxottica merger is expected to close in the second half of 2004.

Overview

     Cole National Corporation, primarily through the subsidiaries owned by its direct subsidiary, Cole National Group, Inc., is a leading provider of optical products and services and personalized gifts. The Company sells its products and services through 2,417 Company-owned retail locations and 484 franchised locations in 50 states, Canada and the Caribbean.

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

Results of Operations

     The following schedule sets forth certain operating information for the second quarters and the first six months of fiscal 2004 and fiscal 2003. This schedule and subsequent discussions should be read in conjunction with the condensed consolidated financial statements included in this Form 10-Q.

	Second Quarter		Change	First Six Months		Change
	2004	2003	Fav/(Unfav)	2004	2003	Fav/(Unfav)
	(Dollars in millions)			(Dollars in millions)
Net revenues:
Cole Vision	$232.9	$228.9	1.8%	$482.8	$462.4	4.4%
Things Remembered	79.9	78.8	1.4	137.6	133.5	3.1

Total net revenues	$312.8	$307.7	1.7%	$620.4	$595.9	4.1%

Gross margin:
Cole Vision	$139.7	$136.0	2.8%	$291.5	$278.0	4.9%
Things Remembered	57.1	56.1	1.6	99.1	95.8	3.4

Total gross margin	$196.8	$192.1	2.4%	$390.6	$373.8	4.5%

Operating expenses:
Cole Vision	$130.1	$132.8	2.0%	$269.2	$265.5	(1.4)%
Things Remembered	45.3	46.2	2.0	88.4	88.5	0.1
Unallocated corporate expenses	8.2	14.3	42.3	16.9	23.5	28.1

Total operating expenses	$183.6	$193.3	5.0%	$374.5	$377.5	0.8%

Operating income (loss):
Cole Vision	$9.6	$3.2	201.7%	$22.3	$12.5	79.0%
Things Remembered	11.8	9.9	18.6	10.7	7.3	45.7
Unallocated corporate expenses	(8.2)	(14.3)	42.3	(16.9)	(23.5)	28.1

Total operating income (loss)	$13.2	$(1.2)	N/A	$16.1	$(3.7)	N/A

     Information on the number of the Company’s retail locations by business open at July 31, 2004 and August 2, 2003 is presented below:

	Second Quarter
	2004	2003
Number of retail locations at the end of the period
Sears Optical	938	943
Target Optical	248	253
BJ’s Optical	134	128

Total Cole Licensed Brands	1,320	1,324
Pearle Company-owned	375	394
Pearle franchised	484	463

Total Cole Vision	2,179	2,181
Things Remembered	722	754

Total Cole National	2,901	2,935

     Results of operations below are reflected as a percentage of net revenues. Data for the Cole Vision and Things Remembered segments are shown as a percentage of their respective net revenues. Unallocated corporate expenses and classification totals are shown as a percentage of total net revenues.

	Second Quarter		First Six Months
	2004	2003	2004	2003
Gross margin:
Cole Vision	60.0%	59.4%	60.4%	60.1%
Things Remembered	71.5%	71.3%	72.0%	71.8%
Total gross margin	62.9%	62.5%	63.0%	62.7%
Operating expenses:
Cole Vision	55.9%	58.0%	55.8%	57.4%
Things Remembered	56.7%	58.7%	64.2%	66.2%
Unallocated corporate expense	2.6%	4.6%	2.7%	3.9%
Total operating expenses	58.7%	62.8%	60.4%	63.3%
Operating income:
Cole Vision	4.1%	1.4%	4.6%	2.7%
Things Remembered	14.8%	12.6%	7.8%	5.5%
Unallocated corporate expense	(2.6)%	(4.6)%	(2.7)%	(3.9)%
Total operating income	4.2%	(0.4)%	2.6%	(0.6)%

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

	Second Quarter	First Six Months
Sears Optical (U.S.)	(4.0)%	0.5%
Target Optical	4.7%	10.9%
BJ’s Optical	11.0%	15.2%
Cole Licensed Brands (U.S.)	(2.0)%	2.6%
Pearle Company-owned (U.S.)	(2.0)%	(0.3)%
Total Cole Vision	(1.3)%	2.2%
Things Remembered	1.9%	3.8%
Total Cole National	(0.5)%	2.6%
Pearle franchise stores (U.S.)	(1.4)%	(0.5)%

     Same store sales for Pearle U.S. franchise stores is a non-GAAP financial measure that is provided for comparative purposes only. The Company believes that its franchisees’ method of reporting sales is consistent on a year-to-year basis.

Net Revenues

Consolidated Operations

     Total revenues were $312.8 million in the second quarter of fiscal 2004, compared with $307.7 million in the same period of fiscal 2003, an increase of 1.7%, primarily attributable to increases in revenues from managed vision care programs, partially offset by a 0.5% decrease in same store sales. Total revenues were $620.4 million in the first six months of fiscal 2004, compared with $595.9 million in the same period of fiscal 2003, an increase of 4.1%, primarily attributable to a 2.6% increase in same store sales and increases in revenues from managed vision care programs.

Cole Vision Segment

     For the second quarter of fiscal 2004, Cole Vision revenues were $232.9 million, compared with $228.9 million in the same period of fiscal 2003, an increase of 1.8%. The revenue increase was primarily due to increased revenues from managed vision care programs, increases at the Company’s Canadian operations and at Cole Licensed Brands, partially offset by revenue decreases at Pearle Vision U.S. Revenues from managed vision care programs were higher than last year primarily due to an increase in the number of capitated plans and increases in revenues from existing plans sold to employers, health plans and associations, increases in administrative revenues from capitated and fee for service programs and increased laser procedure volume. The increase at the Company’s Canadian operation was due to improved merchandise assortment compared to last year and to the impact in 2003 of SARS to the Canadian economy. The increase in Cole Licensed Brands revenues was attributable to store sales increases at Target Optical and BJ’s Optical, partially offset by a same store sales decrease at Sears Optical. Same store sales increases at both Target Optical and BJ’s Optical were driven by increases in the average transaction size and in the number of transactions. A continuing focus on selling premium products and additional features were the key factors in the average transaction size increase. The increase in the number of transactions was primarily due to more aggressive promotional offers. Same store sales decreased 4.0% at Sears Optical due to decreases in the average transaction size and in the number of transactions. Aggressive promotions which focus less on premium products and additional features resulted in a lower average transaction. Revenues decreased at Pearle Vision Company-owned stores primarily due to fewer stores and a 2.0% decrease in same store sales in the second quarter of fiscal 2004 due to a decrease in the number of transactions. The Company believes that the decrease in the number of transactions in Pearle Vision and Sears Optical during the quarter is due primarily to the increasingly competitive promotional nature of the optical retail industry. Pearle Vision operated 19 fewer Company-owned stores at the end of the second quarter of fiscal 2004 than it did at the end of the second quarter of fiscal 2003, due to the net sale of 10 Company stores to franchisees, the closure of 12 stores and the opening of 3 new stores. The Company is continuing to divest Company-owned stores in markets that are predominantly franchised in order to lower its store supervision costs, and provide growth opportunities for franchisees already operating in those markets.

     For the first six months of fiscal 2004, Cole Vision revenues were $482.8 million, compared with $462.4 million in the same period of fiscal 2003, an increase of 4.4%. The revenue increase was primarily due to increased revenues from Cole Licensed Brands and from managed vision care programs, partially offset by revenue decreases at Pearle Vision U.S. The increase in Cole Licensed Brands revenues was attributable to same store sales increases at all brands driven by increases in the average transaction size and an increase in the number of transactions. Revenues from managed vision care programs were higher than last year due to the reasons discussed above. Revenues decreased at Pearle Vision Company-owned stores primarily due to fewer stores and a 0.3% decrease in same store sales in the first six months of fiscal 2004. Same store sales decreased in the first six months of fiscal 2004 due to a decrease in the number of transactions.

Things Remembered Segment

     For the second quarter of fiscal 2004, Things Remembered revenues were $79.9 million compared with $78.8 million in the same period of fiscal 2003, a 1.4% increase, due to a same store sales increase of 1.9% and a 43% increase in direct channel revenues, partially offset by a lower number of stores operating than last year. For the first six months of fiscal 2004, Things Remembered revenues were $137.6 million compared with $133.5 million in the same period last year, a 3.1% increase, due to a same store sales increase of 3.8% and a 49% increase in direct channel revenues, partially offset by a lower number of stores operating. Direct channel revenues include revenues from its e-commerce site, www.ThingsRemembered.com, revenues from Things Remembered catalogs, and revenues generated through third party partner programs. For the second quarter and first six months of fiscal 2004, improvements in the average transaction size were partially offset by a lower number of transactions and a reduction in the number of stores operating. There were 722 Things Remembered store locations operating as of July 31, 2004, compared to 754 at August 2, 2003. The reduction was primarily due to the Company’s decision to allow the leases at under-performing stores to expire.

Gross Margin

Consolidated Operations

     Gross margin was $196.8 million in the second quarter of fiscal 2004, compared with $192.1 million in the second quarter of fiscal 2003, an increase of 2.4%. Gross margin was $390.6 million in the first six months of fiscal 2004, compared with $373.8 million in the same period last year, an increase of 4.5%. Both periods’ increases are attributable to an increase in net revenues and an increase in the gross margin rate. The gross margin rate was 62.9% in the second quarter of fiscal 2004 compared to 62.5% in the second quarter of fiscal 2003 and the gross margin rate was 63.0% in the first six months of fiscal 2004, compared to 62.7% for the same period last year.

Cole Vision Segment

     For the second quarter of fiscal 2004, gross margin was $139.7 million compared to $136.0 million in the second quarter of fiscal 2003, an increase of gross margin dollars of 2.8% compared to the previous year, due to increased revenues and an increase in the gross margin rate. Gross margin, as a percent of net revenues, was 60.0% and 59.4% in the second quarter of fiscal 2004 and fiscal 2003, respectively. Increases in the gross margin rate occurred at Cole Licensed Brands, in Canada and at Cole Managed Vision, partially offset by a lower gross margin rate at Pearle Vision U.S. Cole Licensed Brands gross margin rate increased and was impacted by a higher contact lens gross margin rate and improved inventory shrink and obsolescence results. The increase in contact lens gross margin rate was due primarily to an increase in the average transaction size. The increase in the gross margin rate in Canada was due primarily to costs incurred in the second quarter of fiscal 2003 resulting from the Company’s decision to close its manufacturing and distribution facility in Toronto, Canada and a change in the Canadian product assortment. As a result of this decision, the Company recorded a $0.3 million charge to gross margin for obsolescence in the second quarter of fiscal 2003. The gross margin rate at Cole Managed Vision increased primarily due to a projected lower benefit utilization by plan members within funded programs, a reduction in the estimated reserve for underwriting gains and from increases in administrative revenues from capitated and fee-for-service programs. The underwriting gain reserve percentage was reduced based on historical experience. The Pearle Vision gross margin rate decreased slightly compared to the same period last year, due to an increased mix of sales of products to franchisees compared to revenues from Company-owned stores. Sales to franchisees carry a lower gross margin rate than revenues from Company-owned stores, but offer benefits to the Company, including producing a more uniform merchandise assortment and a consistent brand look across all stores. The gross margin rate was also lower due to increased promotional activity in the second quarter of fiscal 2004. Partially offsetting the gross margin rate decline was lower manufacturing costs compared to the prior year. Lower manufacturing costs were achieved primarily through in-store lab cost reductions and central lab efficiencies.

     For the first six months of fiscal 2004, gross margin was $291.5 million compared to $278.0 million in the first six months of fiscal 2003, an increase of gross margin dollars of 4.9% compared to the same period the previous year, due to increased revenues and an increase in the gross margin rate. Gross margin, as a percent of net revenues, was 60.4% and 60.1% in the first six months of fiscal 2004 and fiscal 2003, respectively. The Company recorded increases in the gross margin rate at both Cole Managed Vision and from its Canadian operations due to the reasons discussed above. The gross margin rate for Cole Licensed Brands was the same as last year for the first six months. The Pearle Vision gross margin rate was slightly lower than last year due to promotional activity.

Things Remembered Segment

     For the second quarter of fiscal 2004, gross margin was $57.1 million compared to $56.1 million in the second quarter of fiscal 2003, an increase of 1.6%. For the first six months of fiscal 2004, gross margin was $99.1 million compared to $95.8 million in the first six months of fiscal 2003, an increase of 3.4%. The increase in the second quarter and the first six months was primarily driven by the same store sales performance and an increase in the gross margin rate. Gross margin, as a percent of net revenues, was 71.5% in the second quarter of fiscal 2004 compared to 71.3% in the second quarter of fiscal 2003 and gross margin rate was 72.0% in the first six months of fiscal 2004 compared to 71.8% in the first six months of fiscal 2003. The increase was primarily due to higher revenues from gift personalization.

Operating Expenses

Consolidated Operations

     For the second quarter of fiscal 2004, operating expenses were $183.6 million compared to $193.3 million in the second quarter of fiscal 2003. Of the decrease in the second quarter of fiscal 2004 compared to the same period last year, $3.6 million is attributable to the operating segments and $6.1 million to unallocated corporate expenses. For the first six months of fiscal 2004, operating expenses were $374.5 million compared with $377.5 million in the first six months of fiscal 2003. Of the decrease in the first six months of fiscal 2004 compared to the same period last year, $6.6 million is attributable to unallocated corporate expenses partially offset by an increase in operating expenses at the operating segments of $3.6 million.

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

(Dollars in millions)

	Second Quarter			First Six Months
	2004	2003	Change Fav/(Unfav)	2004	2003	Change Fav/(Unfav)
Operating expenses, as reported	$183.6	$193.3	$9.7	$374.5	$377.5	$3.0
Unusual items:
Evaluation of strategic alternatives	4.9	—		8.3	—
Legal & professional fees for restatement & SEC investigation	0.8	0.9		1.1	2.6
Legal fees for California litigation	0.4	1.1		1.3	1.9
Target Optical store closure costs	(0.6)	—		1.5	—
CEO Retirement	—	9.4		—	9.4
Shareholder settlement	—	—		—	2.7
Audit fees for restatement	—	—		—	1.7

Total unusual items	5.5	11.4		12.2	18.3

Operating expenses, excluding unusual items	$178.1	$181.9	$3.8	$362.3	$359.2	$(3.1)

Operating expenses, excluding unusual items, as a percent of total net revenues	57.0%	59.1%		58.4%	60.3%
Operating expenses, as reported, as a percent of total net revenues	58.7%	62.8%		60.4%	63.3%

Unusual Items

     The Company announced on October 8, 2003 that its Board of Directors had formed a Special Committee of independent directors on July 28, 2003 to evaluate the Company’s strategic alternatives, including a possible merger or sale of the Company, a corporate restructuring or other alternatives. The Company and Luxottica entered into a definitive merger agreement on January 23, 2004 with the unanimous approval of the Boards of Directors of both companies, which was subsequently amended on June 2, 2004 and July 14, 2004. On July 22, 2004, the Company received votes from a majority of the outstanding shares to approve the merger agreement with Luxottica. (See Note 9 of the Notes to Condensed Consolidated Financial Statements). The Company incurred incremental legal, advisory, and other professional expenses of $4.9 million and $8.3 million in the second quarter and first six months of fiscal 2004, respectively, related to the evaluation of strategic alternatives, compliance with the FTC’s request for additional information and documentary material with respect to the Luxottica merger, and the negotiation of the definitive merger agreement and its amendments.

     The Company incurred charges of $0.8 million and $1.1 million in the second quarter and first six months of fiscal 2004, respectively, for legal and professional fees related to the SEC investigation regarding the reaudit and restatement of its financial statements, compared to $0.9 million and $2.6 million for the second quarter and first six months of fiscal 2003, respectively.

     The Company and certain of its optical subsidiaries have been sued by the State of California. (See Note 8 of the Notes to Condensed Consolidated Financial Statements). Legal costs associated with the defense of this matter totaled $0.4 million and $1.3 million in the second quarter and first six months of fiscal 2004, respectively, and $1.1 million and $1.9 million in the second quarter and first six months of fiscal 2003, respectively.

     As a result of the Company’s modified agreement with Target Corporation, the Company closed 25 underperforming Target Optical stores on April 10, 2004. Under the terms of the modified agreement, the Company was required to pay Target Corporation a fee of up to $30,000 for each closed store. During the second quarter of fiscal 2004, Target Corporation informed the Company that the actual fee would be significantly lower. As a result, in the second quarter of fiscal 2004, the Company reversed $0.6 million of charges, which had been accrued in the first quarter of fiscal 2004. Costs relating to the closure of these stores were $1.5 million in the first six months of fiscal 2004.

     In the second quarter of fiscal 2003, the Company’s former Chairman and Chief Executive Officer retired and the Company fulfilled its obligations, including certain contingent obligations, under his employment agreement and for retirement and life insurance benefits. These obligations required a one-time cash payment of $11.9 million with a charge to operating expense in the second quarter of fiscal 2003 of $9.4 million.

     Settlement costs related to a class action shareholder lawsuit, that alleged claims of various violations of federal securities laws related to the Company’s reported revenues and earnings totaled $2.7 million in the first six months of fiscal 2003. Audit fees attributable to the restatement and reaudit of the Company’s financial statements were $1.7 million in the first six months of fiscal 2003.

Unallocated Corporate Expenses

     Unallocated corporate expenses were $8.2 million and $16.9 million in the second quarter and first six months of fiscal 2004, respectively, compared to $14.3 million and $23.5 million for the second quarter and first six months of fiscal 2003, respectively. Included in unallocated corporate expense are all of the unusual items listed above except for the California litigation charges and the Target Optical store closure costs, which are recorded in the Cole Vision segment. The unusual items included in unallocated corporate expense totaled $5.7 million and $10.3 million in the second quarter of fiscal 2004 and fiscal 2003, respectively and $9.4 million and $16.4 million in the first six months of fiscal 2004 and fiscal 2003, respectively.

     For the second quarter of fiscal 2004, excluding the unusual items above, unallocated corporate expenses were $2.5 million compared to $4.0 million for the same period last year. The Company’s legal expenses were $0.7 million lower and professional costs were $0.6 million lower in the second quarter of fiscal 2004, due primarily to costs incurred in the second quarter of fiscal 2003 for management changes and other management initiatives, which were not repeated in the second quarter of fiscal 2004. The Company recorded lower expenses totaling $0.6 million related to restricted stock amortization and deferred compensation in the second quarter of fiscal 2004, than the same period last year. The Company recorded $0.4 million lower compensation expense for variable stock options having a feature permitting the use of vested options in payment of the exercise price. The lower amount relates to the exercise of variable stock options at a price lower than the amount recorded in the first quarter of fiscal 2004. Partially offsetting these expense reductions were incremental bonus costs of $0.5 million and higher audit costs of $0.3 million in the second quarter of fiscal 2004 compared to the same period last year.

     For the first six months of fiscal 2004, excluding the unusual items above, unallocated corporate expenses were $7.5 million compared to $7.1 million for the same period last year. The Company incurred incremental management bonus expense of $1.0 million for the first six months of fiscal 2004, compared to the same period last year. The Company incurred incremental audit and professional fees of $0.7 million compared to the same period last year due to higher audit costs and higher expenses incurred to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Unallocated corporate expenses included compensation expense of $0.5 million for variable stock options in the first six months of fiscal 2004 as discussed above. Partially offsetting these expense increases were lower professional fees of $1.1 million associated with management changes and management initiatives taken in the first six months of fiscal 2003. The Company also recorded lower restricted stock amortization of $0.8 million in the first six months of fiscal 2004, compared to the same period last year.

Cole Vision Segment

     Operating expenses were $130.1 million and $269.2 million in the second quarter and first six months of fiscal 2004, respectively, compared to $132.8 million and $265.5 million for the second quarter and first six months of fiscal 2003, respectively. Operating expense decreased by 2.0% and totaled 55.9% of net revenues in the second quarter of fiscal 2004, compared to 58.0% in the same period last year. Operating expenses in the first six months of fiscal 2004 increased by 1.4% and totaled 55.8% of net revenues, compared with 57.4% for the same period last year. Included in operating expenses are the unusual items of California litigation charges described above which totaled $0.4 million and $1.3 million in the second quarter and first six months of fiscal 2004, respectively, and $1.1 million and $1.9 million in the second quarter and first six months of fiscal 2003, respectively, and the $0.6 million reversal of charges in the second quarter and $1.5 million charge for the first six months of fiscal 2004 for the closure of 25 Target Optical locations.

     For the second quarter of fiscal 2004 compared to the same period last year, store advertising and store payroll costs were $1.7 million and $0.9 million lower in the second quarter of fiscal 2004, compared to the same period last year. Management bonus expense was $1.2 million higher in the second quarter of fiscal 2004, compared to the same period last year. Claims processing costs were $0.3 million higher in the second quarter of fiscal 2004, compared to the same period last year, primarily due to increased production and distribution expense for explanation of benefit statements, system support costs and systems amortization.

     For the first six months of fiscal 2004, management bonus expense was $1.9 million higher compared to the same period last year. Claims processing costs were $1.2 million higher in the first six months of fiscal 2004, compared to the same period last year, primarily due to the reasons discussed above. In the first six months of fiscal 2004 compared to the same period last year, store payroll was $1.2 million higher to support the increase in net revenues. The first six months of fiscal 2003 included a $1.0 gain on the sale of five Company-owned Pearle Vision stores to a franchisee. There were no gains recorded in the first six months of fiscal 2004. Partially offsetting expense increases were lower store advertising costs. The Company recorded $2.3 million lower advertising costs in the first six months of fiscal 2004, compared to the same period last year primarily due to the timing of advertising spending.

Things Remembered Segment

     Operating expenses were $45.3 million and $88.4 million in the second quarter and first six months of fiscal 2004, respectively, compared to $46.2 million and $88.5 million for the second quarter and first six months of fiscal 2003, respectively. Compared to the same period the previous year, operating expenses in the second quarter of fiscal 2004 decreased by 2.0% and totaled 56.7% of net revenues, compared to 58.7% in the same period last year. Compared to the same period the previous year, operating expenses in the first six months of fiscal 2004 decreased by 0.1% and totaled 64.2% of net revenues.

     For the second quarter of fiscal 2004, management bonus expense was $0.7 million lower compared to the same period last year. Store payroll was $0.6 million lower in the second quarter of fiscal 2004, compared to the same period last year, due to fewer stores operating and lower workers compensation costs. Field management wages and bonuses were $0.4 million lower in the second quarter than the same period last year due to open staff positions in the second quarter of fiscal 2004. Partially offsetting expense reductions were $0.5 million increased costs of advertising and $0.3 million direct channel expenses in support of higher net revenues.

     For the first six months of fiscal 2004, Things Remembered recorded lower store payroll costs compared to the same period last year due to fewer stores operating and lower workers compensation and fringe benefits costs. Store payroll costs, as a percent of net revenues, were lower in the first six months of fiscal 2004, compared to the same period last year, due to improvements in productivity. Home office expenses, including recruiting, bonus and legal fees, were $0.4 million lower than the same period last year. Partially offsetting these lower expenses were increased costs of store advertising and direct channel, which were $1.2 million higher than last year in support of higher net revenues.

Operating Income (Loss)

Consolidated Operations

     Operating income was $13.2 million and $16.1 million in the second quarter and first six months of fiscal 2004, respectively, compared to operating losses of $1.2 million and $3.7 million in the second quarter and first six months of fiscal 2003, respectively. The improvement was due to lower unallocated corporate expenses and higher operating income at Cole Vision and Things Remembered, compared to the same period last year.

Cole Vision Segment

     Operating income at Cole Vision was $9.6 million and $22.3 million in the second quarter and first six months of fiscal 2004, respectively, compared to $3.2 million and $12.5 million in the second quarter and first six months of fiscal 2003, respectively. The increase in operating income at Cole Vision compared to the same period last year was due to higher net revenues at Cole Licensed Brands and revenue increases from managed vision care programs as well as improvements in the gross margin rate and lower operating expenses as a percent of net revenues. These improvements were partially offset by higher management bonus, costs related to store closure at Target Optical, and higher claims processing costs.

Things Remembered Segment

     Operating income at Things Remembered was $11.8 million and $10.7 million in the second quarter and first six months of fiscal 2004, respectively, compared to $9.9 million and $7.3 million in the second quarter and first six months of fiscal 2003, respectively. The improvement in operating results at Things Remembered was due to higher net revenues, improvements in the gross margin rate and lower operating costs as a percent of net revenues.

Interest and Other (Income) Expense

     Interest and other (income) expense, net, was $5.8 million and $12.1 million in the second quarter and first six months of fiscal 2004, respectively, compared to $4.4 million and $9.8 million in the second quarter and first six months of fiscal 2003, respectively. The Company recorded interest expense of $6.4 million and $6.3 million in the second quarter of fiscal 2004 and fiscal 2003, respectively and $12.7 million in the first six months of fiscal 2004 and fiscal 2003, respectively. Interest and other (income) was ($0.6) million in the second quarter and first six months of fiscal 2004 and ($1.9) million and ($2.9) million in the second quarter and first six months of fiscal 2003, respectively. Included in these amounts, the Company recorded a foreign currency gain (loss) of $0.1 million and ($0.3) million in the second quarter and first six months of fiscal 2004, respectively, and $1.0 million and $1.1 million in the second quarter and first six months of fiscal 2003, respectively, primarily related to its investment in notes and interest receivable from Pearle Europe. Interest income from the Company’s investment in notes receivable from Pearle Europe, totaled $0.1 million and $0.2 million in the second quarter and first six months of fiscal 2004, respectively, and $0.5 million and $1.0 million in the second quarter and first six months of fiscal 2003, respectively. During fiscal 2003 the Company received repayment of principal from Pearle Europe which reduced notes and interest receivables. Interest income, primarily from temporary investments and franchise interest income, totaled $0.3 million and $0.6 million in the second quarter and first six months of fiscal 2004, respectively, and $0.5 million and $0.8 million in the second quarter and first six months of fiscal 2003, respectively.

Income Tax Rate

     The effective income tax rate was 88.0% for the first six months of fiscal 2004 compared to 12.0% for the first six months of fiscal 2003. The higher effective tax rate in fiscal 2004, compared to fiscal 2003 was primarily due to the expected full year results and the non-deductibility of certain expenses. In accordance with Federal Regulation 1.263(a)-5, which was effective December 31, 2003, the Company has estimated that certain transaction costs incurred in connection with the Luxottica merger are not deductible. Further determination of the deductibility of these transaction costs could result in a future change in the estimated effective income tax rate.

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

	2004
	Second Quarter	First Six Months
	(Dollars in thousands)
Current year same store sales	$267,917	$534,450
Prior year same store sales	269,137	520,832
Percent change	(0.5)%	2.6%
Current year same store sales	$267,917	$534,450
Adjustment for:
Sales at new and closed stores	2,184	4,822
Deferred revenue	211	(1,468)
Order vs. customer receipt	(1,098)	(2,886)
Returns, remakes and refunds	268	13
Other	285	60

Store sales	269,767	534,991
Nonstore revenues	50,602	102,279
Intercompany eliminations	(7,602)	(16,851)

GAAP Basis Net revenue	$312,767	$620,419

Liquidity and Capital Resources

     The Company’s primary source of liquidity is funds provided from operations of its operating subsidiaries. In addition, its wholly owned subsidiary, Cole National Group, Inc., and its operating subsidiaries have a working capital line of credit. As of the end of the second quarter of fiscal 2004, the total commitment was $60.0 million and availability under the credit facility totaled $43.7 million after reduction for $16.3 million under letters of credit. There were no working capital borrowings outstanding at any time during the first six months of fiscal 2004 or fiscal 2003.

     The credit facility, which is guaranteed by the Company and Cole National Group, requires Cole National Group and its principal operating subsidiaries to comply with various operating covenants that restrict corporate activities, including covenants restricting the ability of the subsidiaries to incur additional indebtedness, pay dividends, prepay subordinated indebtedness, dispose of certain investments or make acquisitions. The credit facility also requires Cole National Group to comply with certain financial covenants, including covenants regarding minimum interest coverage and maximum leverage. As of July 31, 2004, Cole National Group was in compliance with the covenants in the credit agreement.

     On November 3, 2003, the Company entered into an agreement with a bank to provide documentary letters of credit for import inventory purchases not to exceed $7.0 million. The letters of credit are secured by the inventory purchased. As of July 31, 2004, the Company has $3.8 million outstanding under this facility.

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

     In July 2004, the Company received a request from Pearle Europe to permit the early repayment in full of principal and interest on the one remaining note receivable due 2009. The Company agreed to the early repayment and it is expected to be received in the third quarter of fiscal 2004. The $5.6 million note and interest receivable, which had been included in long-term notes receivable, were included in current portion of notes receivables in the accompanying balance sheet as of July 31, 2004.

Cash Flows from Operating Activities

     Cash and cash equivalents were $64.0 million at July 31, 2004 compared to $17.1 million at August 2, 2003. Operations generated net cash of $13.6 million in the first six months of fiscal 2004 and used $5.3 million in the first six months of fiscal 2003. The Company realized net income in the first six months of fiscal 2004 and incurred a net loss in the first six months of fiscal 2003, which is described above in the Results of Operations section of this report. Depreciation and amortization was $19.1 million and $19.6 million in the first six months of fiscal 2004 and fiscal 2003, respectively. The decrease in the first six months of fiscal 2004, compared to the first six months of fiscal 2003, was primarily due to lower fixed asset depreciation attributable to lower capital spending. Non-cash charges related to store closing and impairment losses were $1.0 million in the first six months of fiscal 2004 for the write-off of assets and fixtures for the Target Optical stores closed in the first quarter of fiscal 2004. Currency (gain) loss was $0.2 million and ($1.1) million in the first six months of fiscal 2004 and 2003, respectively. The change was attributable to currency fluctuations on the Company’s holdings of Pearle Europe notes and a higher notes receivable balance in the first six months of fiscal 2003. During fiscal 2003, the Company received $17.1 million in repayment of interest and principal, net of foreign withholding taxes of $1.0 million, from Pearle Europe, which reduced notes and interest receivables to $5.7 million at the end of fiscal 2003 from $19.6 million at the end of fiscal 2002. Changes in deferred income tax provision (benefit) were $3.0 million and ($4.6) million in the first six months of fiscal 2004 and fiscal 2003, respectively. The change was primarily due to the tax provision generated from the Company’s operating results and the non-deductibility of transaction costs related to the Luxottica merger agreement. Non-cash compensation was $0.6 million and $1.4 million in the first six months of fiscal 2004 and fiscal 2003, respectively. The decrease was primarily due to higher restricted stock amortization recorded in the first six months of fiscal 2003. Non-cash interest and other was $0.5 million in the first six months of fiscal 2004, compared to ($0.7) million in the same period last year. The change was due primarily to a $1.0 million gain on the sale of five Company-owned stores to a Pearle franchisee recorded in the first six months of fiscal 2003.

     Changes in working capital resulted in a use of funds totaling $11.4 million in the first six months of fiscal 2004, compared to $8.0 million in the first six months of fiscal 2003. Changes in accounts and notes receivable resulted in a use of funds totaling $5.5 million in the first six months of fiscal 2004 compared to $6.0 million in the same period last year. The change in the first six months of fiscal 2004 was primarily due to increases in revenues at Cole Licensed Brands, partially offset by receipt of insurance reimbursements related to the restatement of the Company’s financial statements. The change in the first six months of fiscal 2003 was due to increased revenues at both Cole Licensed Brands and Cole Managed Vision. Inventories provided $1.0 million and used $9.9 million in the first six months of fiscal 2004 and fiscal 2003, respectively. The inventory decrease in the first six months of fiscal 2004 was primarily due to lower inventory at both Pearle Vision and Things Remembered due to a lower number of stores open, partially offset by an inventory increase at Cole Licensed Brands. The increase in the first six months of fiscal 2003 was due to earlier new product introductions at Cole Licensed Brands and Things Remembered, an increased mix of premium products and additional inventory needed to support the increase in store count at Cole Licensed Brands. Changes in accounts payable and other liabilities resulted in a use of funds totaling $5.6 million and a source of funds totaling $6.6 million in the first six months of fiscal 2004 and fiscal 2003, respectively. The change in fiscal 2004 was primarily due to the timing of purchases and the change in fiscal 2003 was due to the timing of purchases and payments, increases in liabilities for legal and audit costs related to the restatement of the Company’s financial statements, increases in liabilities for the settlement of the class action lawsuit, increases in advertising, fringe benefits, workers compensation and deferred revenues. Changes in accrued and refundable income taxes used $1.0 million and provided $1.5 million in the first six months of fiscal 2004 and fiscal 2003, respectively. The change was primarily due to the provision for current taxes in the first six months of fiscal 2004, compared to a tax benefit in the first six months of fiscal 2003 resulting from the non-deductibility of certain expenses associated with the merger agreement with Luxottica.

Cash Flows from Investing Activities

     Net cash from investing activities resulted in a use of funds of $12.2 million in the first six months of fiscal 2004, compared to $20.6 million in the first six months of fiscal 2003. Capital expenditures, which accounted for most of the cash used for investing activities, were $11.0 million and $15.4 million in the first six months of fiscal 2004 and fiscal 2003, respectively. The majority of capital expenditures were for remodeling of existing stores and store fixtures, equipment and leasehold improvements for new stores in both years. The reduction in capital expenditures was primarily due to lower capital spending for remodeling at Things Remembered and lower spending at Cole Licensed Brands. The Company paid $1.2 million and $4.3 million for systems development costs in the first six months of fiscal 2004 and fiscal 2003, respectively. Systems development in the first six months of fiscal 2003 was primarily for the Company’s Patriot Claims System. The Company used $3.7 million in the first six months of fiscal 2003 for a contingent payment in connection with the prior acquisition of MetLife’s managed vision business. The Company received a loan repayment from Pearle Europe totaling $3.1 million in the first six months of fiscal 2003.

Cash Flows from Financing Activities

     Net cash provided by financing activities totaled $3.5 million in the first six months of fiscal 2004 compared to $1.0 million in the first six months of fiscal 2003. The Company made a $5.0 million principal payment due under a 5.0% promissory note in the first six months of fiscal 2004. Changes in overdraft balances provided $3.6 million in the first six months of fiscal 2004 compared to $0.8 million in the first six months of fiscal 2003. The change in overdraft balances was due to the timing of payments. Net proceeds from the exercise of stock options totaled $4.9 million and $0.4 million in the first six months of fiscal 2004 and fiscal 2003, respectively.

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

     In fiscal 2003, the Company entered into an agreement to guarantee a portion of the amount owed to a bank by a franchisee as a result of a loan granted in connection with the purchase of five stores. The guaranteed amount equals the cumulative value of the store assets. The Company is released from its obligation once the landlords of the store locations execute subordination agreements or the bank is granted access to the store assets in the event of the default by the franchisee. The Company received four executed subordination agreements as of July 31, 2004. The maximum exposure under the agreement is $47,000 as of July 31, 2004.

     Agreements between HAL, the Company and members of Pearle Europe management require HAL and the Company to periodically offer to purchase Pearle Europe shares held by the members of Pearle Europe Management. These offers are required to be made in May 2005 and biannually in May commencing in 2007. The obligations to fund the purchase of any shares as to which the offer to purchase is accepted are pro rata to HAL and to the Company based on their respective ownership interests on the date of the offer. As of July 31, 2004, on a fully diluted basis, the Company’s ownership interest in Pearle Europe is 21.1%, HAL’s ownership interest in Pearle Europe is approximately 78.3% and the Pearle Europe management team owns the remaining 0.6% interest or 590 shares.

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

Certain Operating and Expense Trends

     As discussed in this report, consolidated same store sales in the Company’s vision segment declined in the second quarter of 2004, although there was variability within the Company’s brands, ranging from single-digit increases at Target Optical and low double-digit increases at BJ’s Optical to low single digit decreases at Sears Optical and Pearle Vision. During August, the first month of the third quarter of fiscal 2004, consolidated same store sales in the Company’s vision segment increased in the low double-digits. While there was growth in all brands, sales performance in August was driven primarily by a successful promotion at Sears Optical. Things Remembered experienced a same store sales decline in August of less than one percent. There can be no assurance that these same store sales trends will continue for the remainder of the third quarter of 2004, or for the remainder of the fiscal year.

     Costs associated with the California litigation, the merger agreement with Luxottica and compliance with the FTC’s request for additional information and documentary material with respect to the Luxottica merger, and the SEC investigation are expected to continue in fiscal 2004. However, many of the unusual expenses, such as the costs related to the settlement of the stockholder litigation and audit fees related to the restatement, are not expected to recur. Although there can be no assurances regarding the level of same store sales, the Company believes its profit performance will improve in fiscal 2004 as a result of revenue growth, expense controls and the non-recurrence of the aforementioned unusual expenses.

Forward Looking Statements

     The Company’s expectations and beliefs concerning the future contained in this document are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve risks, uncertainties and other factors that could cause actual results to differ materially from those which are anticipated. Such risks and uncertainties include, but are not limited to, risks that the Luxottica merger will not be completed, legislative or regulatory developments that could have the effect of delaying or preventing the Luxottica merger, fluctuations in exchange rates, liquidity and financial condition such as risks associated with potential adverse consequences of the restatement of the Company’s financial statements, including those resulting from litigation or government investigations, restrictions or curtailment of the Company’s credit facility and other credit situations, costs and other effects associated with the California litigation, the timing and achievement of improvements in the operations of the optical business, the results of Things Remembered, which is highly dependent on the fourth quarter holiday season, the nature and extent of disruptions of the economy from terrorist activities or major health concerns and from governmental and consumer responses to such situations, the actual utilization of Cole Managed Vision funded eyewear programs, the success of new store openings and the rate at which new stores achieve profitability, the Company’s ability to select, stock and price merchandise attractive to customers, success of systems development and integration, costs and other effects associated with litigation, competition in the optical industry, integration of acquired businesses, economic and weather factors affecting consumer spending, operating factors affecting customer satisfaction, including manufacturing quality of optical and engraved goods, the Company’s relationships with host stores, franchisees, and managed care clients, the mix of goods and services sold, pricing and other competitive factors, and the seasonality of the Company’s business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company’s major market risk exposure is to changes in foreign currency exchange rates in Canada and in Euros, which could impact its results from operations and financial condition. Foreign exchange risk arises from the Company’s exposure to fluctuation in foreign currency exchange rates because the Company’s reporting currency is the United States dollar. Management seeks to minimize the exposure to foreign currency fluctuations through natural internal offsets to the fullest extent possible.

     In addition, the Company is exposed to changes in the fair value of its debt portfolio, primarily resulting from the effects of changes in interest rates. The Company utilizes interest rate swap agreements to manage its exposure. Management believes that its use of these financial instruments is in the Company’s best interest. These agreements require the Company to pay an average floating interest rate based on six month LIBOR plus 4.5375% to a counter party while receiving a fixed rate on $50.0 million of the Company’s $125.0 million 8-5/8% Senior Subordinated Notes due 2007. The agreements mature August 15, 2007 and qualify as fair value hedges. The LIBOR rate is reset in arrears in February and August of each year. For the second quarter of fiscal 2004, the market rate for six month LIBOR was 1.98%, which resulted in a rate of 6.5175% applied from February 17, 2004 through July 31, 2004.

     A change in the six-month LIBOR would affect the interest cost associated with the $50.0 million notional value of the swap agreements. A 50% change (approximately 99 basis points) in the market rates of interest for six month LIBOR as compared to the 6.5175% rate in effect for the second quarter of fiscal 2004 would increase the Company’s annual interest cost by $0.5 million.

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

     The Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, of the design, operation and effectiveness of the Company’s disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer concluded that based on such evaluation, as of July 31, 2004, the Company’s disclosure controls and procedures were effective and reasonably designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

     There have not been any changes in the Company’s internal control over financial reporting or in other factors during the quarter ended July 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     From time to time during the ordinary course of business, the Company may be threatened with, or may become a party to, a variety of legal actions and other proceedings incidental to its business.

     On July 14, 2004, a Company shareholder filed a shareholders’ class action complaint against the Company, its directors, and Luxottica in the Delaware Chancery Court, known as Pfeiffer v. Cole National Corp., et al., Civil Action No. 569-N. The complaint alleges, among other things, that the individual defendants breached their fiduciary duties as directors and/or officers to the Company by causing the Company to enter into an agreement to be acquired by Luxottica for $22.50 per share “without having exposed the Company to the marketplace through fair and open negotiations with all potential bidders and/or an active market check or open auction for sale of the company.” The complaint seeks preliminary and permanent injunctive relief against the merger, rescission of the merger if it is consummated, and/or damages and other associated relief. The Company believes that the action is without merit.

     Cole National Group has been named as a defendant along with numerous other retailers, in patent infringement litigation challenging the defendants’ use of bar code technology in the United States District Court of Arizona, known as Lemelson Medical, Education & Research Foundation, Limited Partnerships v. CompUSA, Inc. et. al., No. Civ. 00-0663. A stay of the proceeding has been sought and was granted, in deference to prior pending declaratory judgment suits brought by the manufacturers and suppliers of the implicated technology seeking to declare the patents in suit invalid, unenforceable and not infringed. On January 23, 2004, a court in Nevada entered a memorandum of decision in favor of the manufacturers declaring the Lemelson patents unenforceable and not infringed. This judgment has been appealed by the Lemelson Partnership, and the Arizona infringement litigation against Cole National Group will remain stayed pending the final resolution of the appeal; however, this trial court decision favors the Company and its defenses. Cole National Group believes it has available defenses and does not expect any liability. However, if Cole National Group were to be found liable for an infringement, it might have a material adverse effect on the Company’s operating results and cash flow in the period incurred.

     See Note 8 of Notes to Consolidated Financial Statements for further discussion of these legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plan	Under the Plan
Period	Purchased	per Share	or Programs(1)	or Programs(1)
May 2, 2004 May 29, 2004	-0-	-0-	-0-	682,000
May 30, 2004 June 26, 2004	181,822 (2)	$23.45	-0-	682,000
June 27, 2004 July 31, 2004	-0-	-0-	-0-	682,000
Total	181,822	$23.45	-0-	682,000

(1)The Board of Directors authorized the purchase of up to 500,000 shares of common stock in November 1997 and an additional 500,000 shares in November 1998 from time to time through open market or block transactions. The Company purchased from January 1998 through June 1999 a total of 318,000 shares for $6.6 million at an average price paid per share of approximately $20.90.

(2)Previously owned shares received in stock-for-stock option exercises.

Item 4. Submission of Matters to a Vote of Security Holders

     On July 20, 2004 the Company held its annual meeting of stockholders. At that meeting, the stockholders elected eight directors to serve until the next annual meeting of stockholders.

     Of the total number of shares entitled to vote, 16,718,993, stockholders cast 12,886,788 votes or 77.1% of the total. The votes cast for the election of directors were as follows:

			Abstentions
			and/or Broker
	For	Withheld	Non-votes
Larry Pollock	12,781,074	105,714	0
Jeffrey A. Cole	11,955,104	931,684	0
Ronald E. Eilers	12,841,887	44,901	0
Timothy F. Finley	12,543,861	342,927	0
Irwin W. Gold	12,785,938	100,850	0
Peter V. Handal	12,574,066	312,722	0
Charles A. Ratner	12,573,344	313,444	0
Walter J. Salmon	12,786,938	99,850	0

     On July 22, 2004, the Company reconvened its annual meeting of stockholders. At that time, the stockholders voted to approve the merger, as amended, with Luxottica. Of the total number of shares entitled to vote, 16,718,993, stockholders cast 13,076,895 votes, or 78.2% of the total. The votes cast for the Luxottica merger agreements, as amended were as follows:

		Abstentions and/or
For	Against	Broker Non-Votes
13,017,336	55,626	3,933

Item 6. Exhibits

(a) Exhibits. The following Exhibits are filed herewith and made a part hereof:

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Ann M. Holt
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

Date: September 7, 2004

COLE NATIONAL CORPORATION
FORM 10-Q
QUARTER ENDED JULY 31, 2004

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.